Form 10-Q
period 2005-03-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2005-05-13
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-113863

PALADIN REALTY INCOME PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-0378980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10880 Wilshire Blvd., Suite 1400
Los Angeles, California	90024
(Address of Principal Executive Offices)	(Zip Code)

(310) 996-8704

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 13, 2005, there were 500 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$207,883	$205,000

Total Assets	$207,883	$205,000

Liabilities and Stockholder’s Equity
Minority interest	$202,813	$200,000
Stockholder’s equity:
Common stock, $.01 par value; 100,000 shares and 750,000,000 shares authorized, respectively, 500 shares issued and outstanding	5	5
Additional paid-in-capital	4,995	4,995
Retained earnings	70	—

Total stockholder’s equity	5,070	5,000

Total Liabilities and Stockholder’s Equity	$207,883	$205,000

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

March 31, 2005
Revenues
Interest income	$2,883

Income before minority interest	2,883
Minority interest share of income	2,813

Net income	$70

Income per common share	$0.14

Weighted average number of common shares outstanding	500

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

March 31, 2005
Cash Flows From Operating Activities
Net income	$70
Adjustment to reconcile net income to net cash provided by operating activities:
Minority interest in income	2,813

Net cash provided by operating activities	2,883

Cash and cash equivalents—beginning of period	205,000

Cash and cash equivalents—end of period	$207,883

See notes to consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2005 and December 31, 2004

(Unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 and intends to provide investors the potential for income through investment in a diversified portfolio of real estate properties, focusing primarily on investments that produce current income. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT intends to qualify as a REIT and to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2005, but Paladin REIT has not yet qualified as a REIT. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005. Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT. As of March 31, 2005, other than one initial investment Paladin REIT intends to make in a property located in Little Rock, Arkansas, Paladin Advisors has not identified any real estate or real estate related investments in which it is probable that Paladin REIT will invest. Paladin REIT had no operations prior to January 1, 2005.

On November 26, 2003, the sole stockholder, Paladin Realty Partners, LLC (“Paladin Realty”), an affiliate of Paladin Advisors, purchased 500 shares of common stock for an aggregate of $5,000 and was admitted as the initial stockholder of Paladin REIT. On February 23, 2005, Paladin REIT’s board of directors amended Paladin REIT’s articles of incorporation to provide for a total of 750,000,000 authorized shares of common stock with a par value of $.01 and 100,000,000 authorized shares of preferred stock with a par value of $.01. On February 23, 2005, Paladin REIT also commenced an offering of its common stock in which it is offering a minimum of $1,000,000 in shares of common stock and a maximum of 38,500,000 shares of common stock for sale to the public, including 3,500,000 in shares offered pursuant to a dividend reinvestment plan (the “Offering”). Paladin REIT has retained Prospect Financial Advisors, LLC (“Prospect”) to serve as the dealer manager for the Offering pursuant to a Dealer Manager Agreement dated February 28, 2005. Prospect is responsible for marketing Paladin REIT’s shares being offered pursuant to the Offering. The Company’s Registration Statement on Form S-11 (File No. 333-113863) (the “Registration Statement”) relating to the Offering was declared effective under the Securities Act of 1933 on February 23, 2005.

On October 31, 2003, Paladin REIT formed Paladin Realty Income Properties, L.P. (“Paladin OP”). On November 26, 2003, Paladin REIT and Paladin Advisors each made initial capital contributions to Paladin OP of $5,000. Paladin REIT used the proceeds from its sale of stock to Paladin Realty to make such capital contribution to Paladin OP. As a result, Paladin REIT owned a 50% general partnership interest in Paladin OP and Paladin Advisors owned a 50% limited partnership interest.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005 and December 31, 2004

(Unaudited)

On June 23, 2004, Paladin Advisors made an additional capital contribution to Paladin OP of $195,000, such that its aggregate capital contribution is $200,000. Consequently, as of December 31, 2004 and March 31, 2005, Paladin Advisors holds a 97.6% limited partnership interest and Paladin REIT holds a 2.4% general partnership interest in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to increase significantly as Paladin REIT invests net proceeds from the Offering in Paladin OP. Paladin OP currently has no operations and no assets other than the partners’ initial capital contributions, but Paladin REIT anticipates that it will conduct substantially all of its operations through Paladin OP. Paladin OP is included in the consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are unaudited; however, amounts presented in the balance sheet as of December 31, 2004 are derived from Paladin REIT’s audited financial statements as of that date. For further information, refer to the financial statements and footnotes for the year ended December 31, 2004 included in the Registration Statement. In the opinion of the Company’s management, the statements for the unaudited periods as of and for the period ending March 31, 2005 presented in this Form 10-Q include all adjustments necessary to present a fair presentation for such periods. Such adjustments consisted of normal recurring items.

Cash Equivalents

Cash equivalents represent highly liquid investments purchased with an original maturity of three months or less.

Income Taxes

For the year ending December 31, 2005, Paladin REIT intends to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and intends to be taxed as such beginning with its taxable year ending December 31, 2005. To qualify as a REIT, Paladin REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, Paladin REIT generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If Paladin REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Paladin REIT relief under certain statutory provisions. Such an event could materially adversely affect Paladin REIT’s net income and net cash available for distribution to stockholders. However, Paladin REIT believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that Paladin REIT will remain qualified as a REIT for federal income tax purposes.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005 and December 31, 2004

(Unaudited)

Organization and Offering Costs

Organization and offering costs of Paladin REIT are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of Paladin REIT. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or Prospect for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of Prospect and broker-dealers participating in the Offering. Paladin REIT anticipates that, pursuant to the advisory agreement, Paladin REIT will be obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates will be responsible for the payment of organization and offering expenses to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to Paladin REIT any amount Paladin REIT reimburses them in excess of 3.0% of the gross proceeds from the Offering. In the event that the minimum offering of $1,000,000 in shares of Paladin REIT’s common stock is not sold to the public, Paladin REIT will terminate the Offering and will have no obligation to reimburse Paladin Advisors or its affiliates for any organization and offering costs.

Paladin Realty had incurred on behalf of Paladin REIT organization and offering costs of approximately $1,900,000 and $1,527,000 as of March 31, 2005 and December 31, 2004, respectively. These costs are not recorded in the financial statements of Paladin REIT as of March 31, 2005 because such costs will not be a liability of Paladin REIT until the minimum number of shares of Paladin REIT’s common stock is issued, and such costs will only become a liability of Paladin REIT to the extent they do not exceed 3.0% of the gross proceeds of the Offering. When recorded by Paladin REIT, organizational costs will be expensed as incurred, and offering costs will be charged to stockholders’ equity when such amounts are reimbursed to Paladin Advisors or its affiliates from the gross proceeds of the Offering.

3. Related Party Transactions

On February 28, 2005, Paladin REIT entered into an advisory agreement with Paladin Advisors which will entitle Paladin Advisors to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate and real estate related investments, among other services, as well as reimbursement for organization and offering costs incurred by Paladin Advisors on behalf of Paladin REIT (as discussed in Note 2) and certain costs incurred by Paladin Advisors and its affiliates in providing services to Paladin REIT.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005 and December 31, 2004

(Unaudited)

The fees Paladin REIT will incur under the advisory agreement are as follows:

Type of Compensation	Form of Compensation

Organization and Offering Expenses	Reimbursement of actual expenses, up to 3.0% of gross offering proceeds, or $11,550,000, but which Paladin REIT expects to be approximately 2.0% of gross offering proceeds, or $8,000,000, if the maximum amount is raised pursuant to the Offering.

Acquisition and Advisory Fees	2.75% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 5.5% of the funds advanced by Paladin REIT with respect to the investment.

Asset Management Fee	Annual fee equal to 0.6% of (1) the contract purchase price of a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 1.2% of the funds advanced by Paladin REIT with respect to the investment.

Subordinated Disposition Fee	Lesser of one-half of a competitive real estate commission or 3.0% of the sales price of each property or real estate related investment sold, to be paid only if Paladin Advisors provides a substantial amount of services and only after Paladin REIT has made distributions to its stockholders equal to the aggregate capital contributions by its stockholders (less amounts paid to redeem shares pursuant to the share redemption program) plus an amount equal to an annual 8.0% cumulative, non-compounded return on average invested capital.

Under the advisory agreement, Paladin REIT will reimburse Paladin Advisors for acquisition expenses and other expenses as follows:

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005 and December 31, 2004

(Unaudited)

Reimbursement of Acquisition Expenses	Reimbursement of actual expenses, up to 0.5% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 1.0% of the funds advanced by Paladin REIT with respect to the investment.

Expense Reimbursement	Reimbursement of actual expenses incurred for administrative and other services provided to Paladin REIT by Paladin Advisors and its affiliates for which they do not otherwise receive a fee.

In addition, Paladin Advisors holds a limited partnership interest in Paladin OP. This limited partnership interest entitles Paladin Advisors to a subordinated participation interest in addition to its right to participate with other limited partners on a proportionate basis in distributions to limited partners. The subordinated participation interest entitles Paladin Advisors to receive a cash distribution under the three circumstances described below:

Type of Distribution	Amount of Distribution

Subordinated Distribution of Net Sales Proceeds—Payable only if Paladin REIT is not listed on a national securities exchange or the NASDAQ National Market and Paladin Advisors is serving as Paladin REIT’s advisor	10.0% of any net sales proceeds remaining after Paladin REIT has received distributions from Paladin OP (all of which Paladin REIT intends to distribute to its stockholders as dividends) equal to the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to the share redemption program) plus an amount equal to an annual 8.0% cumulative, non-compounded return on average invested capital.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005 and December 31, 2004

(Unaudited)

Subordinated Distribution Upon Listing—Payable only if Paladin REIT is listed on a national securities exchange or the NASDAQ National Market	10.0% of the amount by which the adjusted market value of Paladin REIT’s common stock plus distributions paid prior to listing exceeds the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to the share redemption program) plus an amount of cash that, if distributed to the stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital through the date of listing.

Subordinated Distribution Upon Termination—Payable upon termination of Paladin Advisors as Paladin REIT’s advisor (other than for cause) only if Paladin REIT has not paid the Subordinated Distribution Upon Listing	10% of the amount by which the appraised value of real estate and real estate related investments, less any indebtedness secured by such assets, plus total distributions paid to stockholders through the termination date exceeds the total amount of capital raised from stockholders (less amounts paid to redeem shares pursuant to the share redemption program) plus an amount of cash that if distributed to the stockholders as of the date of termination, would have provided them an annual 8.0% cumulative, non-compounded return on average invested capital.

The market value of Paladin REIT’s outstanding stock following listing on a national securities exchange or a quoted on the NASDAQ National Market will be calculated based on the average market price of the shares issued and outstanding at listing for the 30 trading days beginning on the 180th day after the shares are first listed on such national securities exchange or are quoted on the NASDAQ National Market.

For purposes of calculating the subordinated disposition fee or distributions pursuant to the subordinated participation interest, average invested capital is, for a specified period, the aggregate issue price of shares purchased by Paladin REIT’s stockholders, reduced by distributions of net sales proceeds to Paladin REIT by Paladin OP (all of which Paladin REIT intends to distribute to its stockholders as dividends) and by any amounts paid to redeem shares pursuant to its share redemption program.

Although Paladin Advisors will provide all of the advisory services under the advisory agreement relating to investment selection, asset management and investment disposition, its affiliates, including Paladin Realty, will provide some administrative services to us for which they will be reimbursed at cost under the advisory agreement in accordance with the provisions described above. For instance, Paladin Advisors or its affiliates will provide accounting and finance, internal audit, investor relations, legal and other administrative services to Paladin REIT.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005 and December 31, 2004

(Unaudited)

Paladin Advisors will determine the cost of performing these administrative services, and Paladin REIT will reimburse Paladin Advisors and its affiliates for such costs. Personnel costs, including salaries and overhead associated with such personnel, will be allocated to Paladin REIT based on the percentage of an employee’s time spent performing services for Paladin REIT. General and administrative expenses that are shared among multiple employees will be allocated to Paladin REIT based the proportion that the time that all such employees devote to providing services to Paladin REIT bears to the total work time of all such employees. Any third party expenses paid to any individual or entity other than Paladin Advisors or its affiliates will be reimbursed by Paladin REIT at cost.

4. Subsequent Events—Sale of Common Shares

From April 1, 2005 through May 15, 2005, Paladin REIT received subscriptions for 2,000 shares at $10 per share. The proceeds of such subscriptions are being held in escrow until the minimum offering of $1,000,000 in common shares is achieved. As of May 13, 2005, approximately 34,998,000 common shares remained available for sale to the public pursuant to the Offering, exclusive of common shares available under Paladin REIT’s dividend reinvestment plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Paladin Realty Income Properties, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Paladin Realty Income Properties Inc., a Maryland corporation, and, as required by context, Paladin Realty Income Properties, L.P., which we refer to as “Paladin OP.”

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Paladin Realty Income Properties, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section of the Registration Statement on Form S-11 (File No. 333-113863) of Paladin Realty Income Properties, Inc. filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless required by law.

Overview

Paladin Realty Income Properties, Inc. is a recently formed company that intends to invest in a diversified portfolio of real estate properties, focusing primarily on properties that produce current income. In addition, we may make or acquire mortgage loans secured by, or preferred equity investments in entities that own, the same types of properties that we may acquire directly, which we refer to collectively as real estate related investments. We intend to qualify as a REIT and to elect to be taxed as a REIT for the taxable year ending December 31, 2005, but as of the date of this Quarterly Report on Form 10-Q, we are not qualified as a REIT. We plan to own substantially all of our assets and conduct our operations through Paladin OP, which was organized in the State of Delaware on October 31, 2003 to serve as our operating partnership. We are the sole general partner of Paladin OP.

We do not have employees. We entered into an advisory agreement dated February 28, 2005 with Paladin Realty Advisors, LLC, which we refer to as “Paladin Advisors,” pursuant to which Paladin Advisors supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. We will pay Paladin Advisors substantial compensation and fees for services related to the offering and the investment and management of our assets, and we will reimburse Paladin Advisors for certain expenses incurred on our behalf.

We filed a Registration Statement with the SEC to offer a maximum of 38,500,000 common shares of the Company, par value $0.01 per share to the public on a best efforts basis at a price of $10.00 per share, which we refer to as the “Offering.” We also registered up to 3,500,000 common shares under the Registration Statement to be issued during the Offering pursuant to our dividend reinvestment plan at a price of $10.00 per share. From April 1, 2005 through May 13, 2005, we received subscriptions for 2,000 shares at $10 per share. The proceeds of such subscriptions are being held in escrow until the minimum offering of $1,000,000 in common shares is achieved.

As of March 31, 2005, other than one initial investment we intend to make in a property located in Little Rock Arkansas, we had not identified any real estate or real estate related investments to make. We refer to the property located in Little Rock Arkansas as “801 Fiber Optic Drive.” Paladin Realty Partners, L.L.C., an affiliate of Paladin Advisors, which we refer to as “Paladin Realty,” has entered into a purchase agreement with Makor Properties, LLC, a Massachusetts limited liability company, for the purchase of a 63.86% tenant-in-common interest in the property and improvements located at 801 Fiber Optic Drive in North Little Rock, Arkansas. It is currently intended that Paladin Realty will assign the purchase agreement for 801 Fiber Optic Drive to us so that we will acquire the interest described above in 801 Fiber Optic Drive. The contract contemplates that the closing will occur on or before June 18, 2005.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments, other than those referred to in this Form 10-Q.

We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ending December 31, 2005. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and, if at such time we have previously qualified as a REIT, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ending December 31, 2005, and thereafter we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, our sole source of funds was $5,000 from the sale of 500 common shares to Paladin Realty and a $200,000 investment by Paladin Advisors into Paladin OP, together with $2,883 of interest income, for a total of $207,883 in cash. We are dependent upon the net proceeds to be received from the Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related investments will be obtained from the Offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter.

Our sources of funds will primarily be the net proceeds of the Offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We intend to finance the acquisition of 801 Fiber Optic Drive using proceeds from a potential loan from Paladin Realty or one of its affiliates, which proceeds would result from a loan made to Paladin Realty or its affiliate by a third party. If we enter into a loan agreement with Paladin Realty or one of its affiliates, the loan will be made at the same interest rate and on substantially the same terms as the loan pursuant to which Paladin Realty or its affiliate borrowed the funds from the third party. If proceeds from a loan from Paladin Realty or one of its affiliates is not available and we cannot locate an alternative source of financing, then Paladin Realty would not assign the interest in this property to us.

Our articles of incorporation do not permit borrowings that would cause our aggregate borrowings to exceed 65% of the aggregate asset value of all of our real estate and real estate related investments, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Because a potential loan with Paladin Realty or one of its affiliates may cause the Company’s leverage to exceed the 65% leverage limitation specified by our articles of incorporation, our board of directors, including our independent directors, have approved the Company’s leverage exceeding 65% in connection with entering into any potential loan agreement to acquire 801 Fiber Optic Drive. As of March 31, 2005, we had not entered into any loan agreements or incurred any indebtedness.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to Prospect Financial Advisors and Paladin Advisors and its affiliates during the various phases of our organization and operation. During the organizational and offering stage, these payments will include payments to Prospect Financial Advisors for selling commissions and the dealer manager fee and payments to Paladin Advisors for reimbursement of organization and offering costs. During the acquisition and development stage, these payments will include acquisition and advisory fees to Paladin Advisors and reimbursement of Paladin Advisors for acquisition expenses. During the operational stage, we will pay Paladin Advisors an asset management fee. We will also reimburse Paladin Advisors and its affiliates for actual expenses it incurs for administrative and other services provided to us. We will pay Paladin Advisors a subordinated disposition fee upon the sale of any investment in which Paladin Advisors provides a substantial amount of services. In addition, Paladin OP may become required to make distributions to Paladin Advisors pursuant to its subordinated participation interest in Paladin OP.

The amount of dividends to be distributed to our stockholders will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

RESULTS OF OPERATIONS

As of the date of this Form 10-Q, our operations had not commenced because we were in our organizational stage. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

CRITICAL ACCOUNTING POLICIES

We believe our most critical accounting policies will be the accounting for lease revenues (including straight-line rent), the regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations and the accounting for our derivatives and hedging activities, if any. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on our experience, collect historical data and current market data, and analyze these assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Revenue Recognition and Collectibility of Related Receivables

Our revenue, which will be comprised largely of rental income, will include rents that tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, straight-line basis accounting will require us to record as an asset, and include in revenue, unbilled rent that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, we must determine, in our judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the allowance is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

Investments in Real Estate

We will record investments in real estate at cost and will capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We will expense costs of repairs and maintenance as incurred. We will compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which we expect will be approximately 40 years for buildings and improvements, three to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We will be required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments will have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We have adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we refer to as SFAS 144, and which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS 144 requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of income for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we will review the recoverability of the property’s carrying value. The review of recoverability will be based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. We will be required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. We will evaluate the collectibility of both interest and principal related to any real estate related investments in which we may invest. If circumstances indicate that such investment is impaired, we will reduce the carrying value of the investment to its net realizable value. Such reduction in value will be reflected as a charge to operations in the period in which the determination is made.

Real Estate Purchase Price Allocation

We will allocate the purchase price of an acquired property to tangible assets (which includes land, buildings and tenant improvements) based on the estimated fair values of those tangible assets assuming the building was vacant. We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize any capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We will amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

We will measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant. Our estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors we may consider in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. We will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, we will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. We will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics we will consider in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We will amortize the value of in-place leases to expense over the initial term of the respective leases, which we would not expect to exceed 20 years. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

Joint Venture Investments

We will evaluate our joint venture investments in accordance with Financial Accounting Standards Board, Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which we refer to as FIN 46R. If we determine that the joint venture is a “variable interest entity,” or a “VIE,” and that we are the “primary beneficiary” as defined in FIN 46R, we would account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which we are not the primary beneficiary, we will consider Accounting Principle Board Opinion 18—The Equity Method of Accounting for Investments in Common Stock, Statement of Opinion 78-9—Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force Issue 96-16—Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights, to determine the method of accounting for each of our partially-owned entities. In accordance with the above pronouncements, we will account for our investments in partially-owned entities under the equity method when we do not exercise direct or indirect control of the entity and our ownership interest is more than 3% but less than 50%, in the case of a partially-owned limited partnership, or more than 20% but less than 50%, in the case of all other partially-owned entities. Factors that we will consider in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities would be consolidated.

On a periodic basis we will evaluate whether there are any indicators that the value of our investments in partially-owned entities are impaired. An investment is impaired if our estimate of the value of the investment is less than the carrying amount. The ultimate realization of our investment in partially-owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially-owned entity is other than temporary, then we would record an impairment charge.

Accounting for Derivative Financial Investments and Hedging Activities

We will account for our derivative and hedging activities, if any, using SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which require all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. We are not currently a party to any derivatives contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we have not commenced operations, we currently have limited exposure to financial market risks. Currently our cash balance represents the majority of our assets and a 10% increase or decrease in interest rates would have no material effect on our financial position or results of operations.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Registration Statement on Form S-11 (File No. 333- 113863), covering a public offering, which we refer to as the “Offering,” of up to 35,000,000 common shares for $10 per share and up to 3,500,000 common shares to be issued pursuant to our dividend reinvestment plan at an initial purchase price of $10 per share was declared effective under the Securities Act of 1933. Proceeds raised from the Offering will be placed in escrow until such time as we receive and accept subscriptions for $1,000,000 in shares, as more fully described in the Registration Statement. As of date of this Quarterly Report on Form 10-Q, we had not reached this minimum offering and thus had not received any proceeds from the Offering.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 23, 2005, the sole shareholder of Paladin Realty Income Properties, Inc., pursuant to a unanimous written consent in lieu of a special meeting, approved the form, terms and provisions of Paladin Realty Income Properties, Inc.’s Amended and Restated Articles of Incorporation.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number		Description

3.1		Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc.

3.2		Bylaws of Paladin Realty Income Properties, Inc.

4.1	*	Form of Subscription Agreement

10.1		Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P. dated February 28, 2005

10.2		Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC, dated February 28, 2005

10.3		Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan

10.4	*	Paladin Realty Income Properties, Inc. Dividend Reinvestment Plan

10.5	*	Subscription Escrow Agreement by and between Paladin Realty Income Properties, Inc., and Deutsche Bank Trust Company Americas

31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Paladin Realty Income Properties, Inc.’s Registration Statement on Form S-11 (File No. 333-113863).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: May 13, 2005	By:	/s/ James R. Worms
James R. Worms President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2005	By:	/s/ John A. Gerson
John A. Gerson Executive Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

3.1		Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc.

3.2		Bylaws of Paladin Realty Income Properties, Inc.

4.1	*	Form of Subscription Agreement

10.1		Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P. dated February 28, 2005

10.2		Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC, dated February 28, 2005

10.3		Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan

10.4	*	Paladin Realty Income Properties, Inc. Dividend Reinvestment Plan

10.5	*	Subscription Escrow Agreement by and between Paladin Realty Income Properties, Inc., and Deutsche Bank Trust Company Americas

31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Paladin Realty Income Properties, Inc.’s Registration Statement on Form S-11 (File No. 333-113863).