Form 10-Q
period 2005-06-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2005-08-15
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 15, 2005, there were 500 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$209,368	$205,000

Total Assets	$209,368	$205,000

Liabilities and Stockholder’s Equity
Minority interest	$204,261	$200,000
Stockholder’s equity:
Common stock, $.01 par value; 750,000,000 shares and 100,000 shares authorized, respectively, 500 shares issued and outstanding	5	5
Additional paid-in-capital	4,995	4,995
Retained earnings	107	—

Total stockholder’s equity	5,107	5,000

Total Liabilities and Stockholder’s Equity	$209,368	$205,000

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenues
Interest income	$1,485	$4,368

Income before minority interest	1,485	4,368
Minority interest share of income	1,448	4,261

Net income	$37	$107

Income per common share	$0.07	$0.21

Weighted average number of common shares outstanding	500	500

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	Six Months Ended June 30, 2005	Six Months ended June 30, 2004
Cash Flows From Operating Activities
Net income	$107	$—
Adjustment to reconcile net income to net cash provided by operating activities

Minority interest share of income	4,261	—

Net cash provided by operating activities	4,368	—

Cash Flows From Financing Activities
Contributions from minority interest	—	195,000

Net cash provided by financing activities	—	195,000

Net increase in cash and cash equivalents	4,368	195,000
Cash and cash equivalents-beginning of period	205,000	10,000

Cash and cash equivalents—end of period	$209,368	$205,000

See notes to consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2005 and December 31, 2004

(Unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 and intends to provide investors the potential for income through investment in a diversified portfolio of real estate properties, focusing primarily on investments that produce current income. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT intends to qualify as a REIT and to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2005, but Paladin REIT has not yet qualified as a REIT. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005. Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT. As of June 30, 2005, other than one initial investment Paladin REIT intends to make in a property located in Little Rock, Arkansas, Paladin Advisors has not identified any real estate or real estate related investments in which it is probable that Paladin REIT will invest. Paladin REIT had no operations prior to January 1, 2005.

On November 26, 2003, the sole stockholder, Paladin Realty Partners, LLC (“Paladin Realty”), an affiliate of Paladin Advisors, purchased 500 shares of common stock for an aggregate of $5,000 and was admitted as the initial stockholder of Paladin REIT. On February 23, 2005, Paladin REIT’s board of directors amended Paladin REIT’s articles of incorporation to provide for a total of 750,000,000 authorized shares of common stock with a par value of $.01 and 100,000,000 authorized shares of preferred stock with a par value of $.01. On February 23, 2005, Paladin REIT also commenced an offering of its common stock in which it is offering a minimum of $1,000,000 in shares of common stock and a maximum of $385,000,000 in shares of common stock for sale to the public, including $35,000,000 in shares offered pursuant to a dividend reinvestment plan (the “Offering”). Paladin REIT has retained Prospect Financial Advisors, LLC (“Prospect”) to serve as the dealer manager for the Offering pursuant to a Dealer Manager Agreement dated February 28, 2005. Prospect is responsible for marketing Paladin REIT’s shares being offered pursuant to the Offering. The Company’s Registration Statement on Form S-11 (File No. 333-113863) (the “Registration Statement”) relating to the Offering was declared effective under the Securities Act of 1933 on February 23, 2005.

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

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

June 30, 2005 and December 31, 2004

(Unaudited)

On June 23, 2004, Paladin Advisors made an additional capital contribution to Paladin OP of $195,000, such that its aggregate capital contribution is $200,000. Consequently, as of December 31, 2004 and June 30, 2005, Paladin Advisors holds a 97.6% limited partnership interest and Paladin REIT holds a 2.4% general partnership interest in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to increase significantly as Paladin REIT invests net proceeds from the Offering in Paladin OP. Paladin OP currently has no operations and no assets other than the partners’ initial capital contributions, but Paladin REIT anticipates that it will conduct substantially all of its operations through Paladin OP. Paladin OP is included in the consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are unaudited; however, amounts presented in the balance sheet as of December 31, 2004 are derived from Paladin REIT’s audited financial statements as of that date. For further information, refer to the financial statements and footnotes for the year ended December 31, 2004 included in the Registration Statement. In the opinion of the Company’s management, the statements for the unaudited periods as of and for the periods ending June 30, 2005 presented in this Form 10-Q include all adjustments necessary to present a fair presentation for such periods. Such adjustments consisted of normal recurring items.

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

June 30, 2005 and December 31, 2004

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

Paladin Realty had incurred on behalf of Paladin REIT organization and offering costs of approximately $3,225,000 and $1,527,000 as of June 30, 2005 and December 31, 2004, respectively. These costs are not recorded in the financial statements of Paladin REIT as of June 30, 2005 because such costs will not be a liability of Paladin REIT until the minimum number of shares of Paladin REIT’s common stock is issued, and such costs will only become a liability of Paladin REIT to the extent they do not exceed 3.0% of the gross proceeds of the Offering. When recorded by Paladin REIT, organizational costs will be expensed as incurred, and offering costs will be charged to stockholders’ equity when such amounts are reimbursed to Paladin Advisors or its affiliates from the gross proceeds of the Offering.

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

June 30, 2005 and December 31, 2004

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

June 30, 2005 and December 31, 2004

(Unaudited)

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

June 30, 2005 and December 31, 2004

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

June 30, 2005 and December 31, 2004

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

4. Subsequent Events—Sale of Common Shares

From July 1, 2005 through August 15, 2005, Paladin REIT received subscriptions for 19,800 shares at $10 per share. As of August 15, 2005, Paladin REIT had received total subscriptions of $218,000 for 21,800 shares. The proceeds of such subscriptions are being held in escrow until the minimum offering of $1,000,000 in common shares is achieved. As of August 15, 2005, approximately 34,978,200 common shares remained available for sale to the public pursuant to the Offering, exclusive of common shares available under Paladin REIT’s dividend reinvestment plan.

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

We filed a Registration Statement with the SEC to offer a maximum of 35,000,000 common shares of the Company, par value $0.01 per share to the public on a best efforts basis at a price of $10.00 per share, which we refer to as the “Offering.” We also registered up to 3,500,000 common shares under the Registration Statement to be issued during the Offering pursuant to our dividend reinvestment plan at a price of $10.00 per share. From July 1, 2005 through August 15, 2005, we received subscriptions for 19,800 shares at $10 per share. As of August 15, 2005, we had received total subscriptions of $218,000 for 21,800 shares. The proceeds of such subscriptions are being held in escrow until the minimum offering of $1,000,000 in common shares is achieved.

As of June 30, 2005, other than one initial investment we intend to make in a property located in Little Rock Arkansas, we had not identified any real estate or real estate related investments to make. We refer to the property located in Little Rock Arkansas as “801 Fiber Optic Drive.” Paladin Realty Partners, L.L.C., an affiliate of Paladin Advisors, which we refer to as “Paladin Realty,” has entered into a purchase agreement with Makor Properties, LLC, a Massachusetts limited liability company, for the purchase of a 63.86% tenant-in-common interest in the property and improvements located at 801 Fiber Optic Drive in North Little Rock, Arkansas. It is currently intended that Paladin Realty will assign the purchase agreement for 801 Fiber Optic Drive to us so that we will acquire the interest described above in 801 Fiber Optic Drive. The contract contemplates that the closing will occur on or before August 25, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, our sole source of funds was $5,000 from the sale of 500 common shares to Paladin Realty and a $200,000 investment by Paladin Advisors into Paladin OP, together with $4,368 of interest income, for a total of $209,368 in cash. We are dependent upon the net proceeds to be received from the Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related investments will be obtained from the Offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter.

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

Our articles of incorporation do not permit borrowings that would cause our aggregate borrowings to exceed 65% of the aggregate asset value of all of our real estate and real estate related investments, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Because a potential loan with Paladin Realty or one of its affiliates may cause the Company’s leverage to exceed the 65% leverage limitation specified by our articles of incorporation, our board of directors, including our independent directors, have approved the Company’s leverage exceeding 65% in connection with entering into any potential loan agreement to acquire 801 Fiber Optic Drive. As of June 30, 2005, we had not entered into any loan agreements or incurred any indebtedness.

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

Joint Venture Investments

We will evaluate our joint venture investments in accordance with Financial Accounting Standards Board, Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which we refer to as FIN 46R. If we determine that the joint venture is a “variable interest entity,” or a “VIE,” and that we are the “primary beneficiary” as defined in FIN 46R, we would account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which we are not the primary beneficiary, we will consider other relevant accounting literature including Accounting Principle Board Opinion 18—The Equity Method of Accounting for Investments in Common Stock, Statement of Position 78-9—Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force Issue 04-5 to determine the method of accounting for each of our partially-owned entities. In accordance with the above pronouncements, we will determine whether we should consolidate the entity or account for it on the equity method or cost method. Factors that we will consider in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities would be consolidated.

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

On February 23, 2005, our Registration Statement on Form S-11 (File No. 333-113863), covering a public offering, which we refer to as the “Offering,” of up to $350,000,000 in common shares for $10 per share and up to $35,000,000 in common shares to be issued pursuant to our dividend reinvestment plan at an initial purchase price of $10 per share was declared effective under the Securities Act of 1933. Proceeds raised from the Offering will be placed in escrow until such time as we receive and accept subscriptions for $1,000,000 in shares, as more fully described in the Registration Statement. As of date of this Quarterly Report on Form 10-Q, we had not reached this minimum offering and thus had not received any proceeds from the Offering.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number		Description

3.1		Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc.

3.2	*	Bylaws of Paladin Realty Income Properties, Inc.

4.1	**	Form of Subscription Agreement

31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Paladin Realty Income Properties, Inc.’s Form 10-Q for the period ending March 31, 2005

**	Incorporated by reference from Paladin Realty Income Properties, Inc.’s Registration Statement on Form S-11 (File No. 333-113863).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: August 15, 2005	By:	/s/ James R. Worms
James R. Worms
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 15, 2005	By:	/s/ John A. Gerson
John A. Gerson
Executive Vice President, Chief Financial Officer and Director
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

3.1		Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc.

3.2	*	Bylaws of Paladin Realty Income Properties, Inc.

4.1	**	Form of Subscription Agreement

31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Paladin Realty Income Properties, Inc.’s Form 10-Q for the period ending March 31, 2005

**	Incorporated by reference from Paladin Realty Income Properties, Inc.’s Registration Statement on Form S-11 (File No. 333-113863).