Form 10-Q
period 2005-09-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2005-11-14
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 14, 2005, there were 500 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$211,140	$205,000

Total Assets	$211,140	$205,000

Liabilities and Stockholder’s Equity
Minority interest	$205,990	$200,000
Stockholder’s equity:
Common stock, $.01 par value; 750,000,000 shares and 100,000 shares authorized, respectively, 500 shares issued and outstanding	5	5
Additional paid-in-capital	4,995	4,995
Retained earnings	150	—

Total stockholder’s equity	5,150	5,000

Total Liabilities and Stockholder’s Equity	$211,140	$205,000

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Revenues
Interest income	$1,772	$6,140

Income before minority interest	1,772	6,140
Minority interest share of income	1,729	5,990

Net income	$43	$150

Income per common share	$0.09	$0.30

Weighted average number of common shares outstanding	500	500

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Nine Months Ended September 30, 2005	Nine Months ended September 30, 2004
Cash Flows From Operating Activities
Net income	$150	$—

Adjustment to reconcile net income to net cash provided by operating activities
Minority interest share of income	5,990	—

Net cash provided by operating activities	6,140	—

Cash Flows From Financing Activities
Contributions from minority interest	—	195,000

Net cash provided by financing activities	—	195,000

Net increase in cash and cash equivalents	6,140	195,000
Cash and cash equivalents-beginning of period	205,000	10,000

Cash and cash equivalents—end of period	$211,140	$205,000

See notes to consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

September 30, 2005 and December 31, 2004

(Unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT” or the “Company”), was formed on October 31, 2003 and intends to provide investors the potential for income through investment in a diversified portfolio of real estate properties, focusing primarily on investments that produce current income. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT intends to qualify as a REIT and to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2005, but Paladin REIT has not yet qualified as a REIT. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005. Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

On November 26, 2003, the sole stockholder, Paladin Realty Partners, LLC (“Paladin Realty”), an affiliate of Paladin Advisors, purchased 500 shares of common stock for an aggregate of $5,000 and was admitted as the initial stockholder of Paladin REIT. On February 23, 2005, Paladin REIT’s board of directors amended Paladin REIT’s articles of incorporation to provide for a total of 750,000,000 authorized shares of common stock with a par value of $.01 and 100,000,000 authorized shares of preferred stock with a par value of $.01. On February 23, 2005, Paladin REIT also commenced an offering of its common stock in which it is offering a minimum of $1,000,000 in shares of common stock and a maximum of $385,000,000 in shares of common stock for sale to the public, including $35,000,000 in shares offered pursuant to a dividend reinvestment plan (the “Offering”). Paladin REIT has retained Prospect Financial Advisors, LLC (“Prospect”) to serve as the dealer manager for the Offering pursuant to a Dealer Manager Agreement dated February 28, 2005. Prospect is responsible for marketing Paladin REIT’s shares being offered pursuant to the Offering. The Company’s Registration Statement on Form S-11 (File No. 333-113863) (the “Registration Statement”) relating to the Offering was declared effective under the Securities Act of 1933 on February 23, 2005. Paladin REIT had no operations prior to this date. As of September 30, 2005, Paladin REIT had received total subscriptions of $274,000 for 27,400 shares. The proceeds of such subscriptions are being held in an escrow account until the minimum offering of $1,000,000 in common shares is achieved.

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

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

September 30, 2005 and December 31, 2004

(Unaudited)

On June 23, 2004, Paladin Advisors made an additional capital contribution to Paladin OP of $195,000, such that its aggregate capital contribution is $200,000, which is recorded as minority interest on the accompanying consolidated financial statements. Consequently, as of December 31, 2004 and September 30, 2005, Paladin Advisors holds a 97.6% limited partnership interest and Paladin REIT holds a 2.4% general partnership interest in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to increase significantly as Paladin REIT invests net proceeds from the Offering in Paladin OP. Paladin OP currently has no operations and no assets other than the partners’ initial capital contributions, but Paladin REIT anticipates that it will conduct substantially all of its operations through Paladin OP. Paladin OP is included in the consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are unaudited; however, amounts presented in the balance sheet as of December 31, 2004 are derived from Paladin REIT’s audited financial statements as of that date. For further information, refer to the financial statements and footnotes for the year ended December 31, 2004 included in the Registration Statement. In the opinion of the Company’s management, the statements for the unaudited periods as of and for the periods ending September 30, 2005 presented in this Form 10-Q include all adjustments necessary to present a fair presentation for such periods. Such adjustments consisted of normal recurring items.

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all entities in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.

Use of Estimates

The presentation of the consolidated financial statements requires management to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

September 30, 2005 and December 31, 2004

(Unaudited)

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

Paladin Realty had incurred on behalf of Paladin REIT organization and offering costs of approximately $3,361,000 and $1,527,000 as of September 30, 2005 and December 31, 2004, respectively. These costs are not recorded in the financial statements of Paladin REIT as of September 30, 2005 because such costs will not be a liability of Paladin REIT until the minimum number of shares of Paladin REIT’s common stock is issued, and such costs will only become a liability of Paladin REIT to the extent they do not exceed 3.0% of the gross proceeds of the Offering. When recorded by Paladin REIT, organizational costs will be expensed as incurred, and offering costs will be charged to stockholders’ equity when such amounts are reimbursed to Paladin Advisors or its affiliates from the gross proceeds of the Offering.

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

September 30, 2005 and December 31, 2004

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

September 30, 2005 and December 31, 2004

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

September 30, 2005 and December 31, 2004

(Unaudited)

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

Although Paladin Advisors will provide all of the advisory services under the advisory agreement relating to investment selection, asset management and investment disposition, its affiliates, including Paladin Realty, will provide some administrative services to the Company for which they will be reimbursed at cost under the advisory agreement in accordance with the provisions described above. For instance, Paladin Advisors or its affiliates will provide accounting and finance, internal audit, investor relations, legal and other administrative services to Paladin REIT.

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

4. Subsequent Events

Sale of Common Shares

From October 1, 2005 through November 14, 2005, Paladin REIT received subscriptions for 34,870 shares at $10 per share. As of November 14, 2005, Paladin REIT had received total subscriptions of $622,700 for 62,270 shares. The proceeds of such subscriptions are being held in escrow until the minimum offering of $1,000,000 in common shares is achieved. As of November 14, 2005, approximately 34,937,730 common shares remained available for sale to the public pursuant to the Offering, exclusive of common shares available under Paladin REIT’s dividend reinvestment plan.

Acquisition of 801 Fiber Optic

On November 2, 2005, Paladin REIT purchased a 63.86% tenant-in-common interest in a property and its improvements located at 801 Fiber Optic Drive in the Central Arkansas I-440 Business Park in North Little Rock, Arkansas (“801 Fiber Optic Drive”). 801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc. pursuant to a ten year net lease that expires on July 31, 2011. The total appraised value of 801 Fiber Optic Drive was approximately $4.1 million. The purchase price for Paladin REIT’s 63.86% interest was $2,618,260, plus approximately $133,000 in closing costs and prepaid escrow amounts.

The interest in 801 Fiber Optic Drive was purchased from an unaffiliated third party, Makor Properties, LLC, through PRIP 801, LLC (“PRIP”), a Delaware limited liability company managed by Paladin OP. PRIP is a joint venture formed for this acquisition between Paladin OP and 801 FO, LLC, the

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

September 30, 2005 and December 31, 2004

(Unaudited)

remaining 36.14% tenant-in-common interest holder in 801 Fiber Optic Drive. The property has previously been and will continue to be managed by the controlling member of 801 FO, LLC for which it will receive a customary property management fee.

Entry into Company Note

The acquisition of 801 Fiber Optic Drive was partially funded through the assignment of proceeds from a note by and between Paladin Realty and Wachovia Bank, N.A. dated October 17, 2005 (the “Paladin Realty note”) in the amount of $1.7 million, the proceeds of which were contributed to Paladin OP and used to make Paladin OP’s investment in PRIP. The Paladin Realty note was personally guaranteed by James R. Worms, the Company’s President, John A. Gerson, the Company’s Chief Financial Officer and Michael B. Lenard, the Company’s Executive Vice President, Secretary and Counselor. Principal and interest on the Paladin Realty note are due on February 28, 2006. Assignment of the proceeds was made pursuant to a note by and between Paladin Realty and Paladin REIT (the “Company note”) on substantially similar terms as the Paladin Realty note. The Company note provides for a loan in the amount of $1.7 million, with an interest rate based on LIBOR plus 2.25%. Payments on the Company note are due in consecutive monthly payments of accrued interest only, commencing on December 1, 2005, and continuing on the same day of each month thereafter until fully paid. The principal and accrued interest on the Company note are due on demand. In the event of a default by Paladin REIT under the Company note including nonpayment, false warranty, bankruptcy, or certain changes in our structure or business, Paladin Realty may accelerate the maturity of the Company note, and charge additional interest at a rate of 3%.

Entry into Mortgage Loan

In connection with the acquisition, PRIP refinanced the existing debt on the property of approximately $2.4 million, paying down approximately $0.5 million in funds contributed by Paladin OP and financing the remainder through a loan from CWCapital LLC in the amount of $1.95 million (“the mortgage loan”). Paladin OP’s ownership interest in PRIP was increased to approximately 73.5% by the capital advanced in connection with the refinancing. The mortgage loan with CWCapital LLC discussed above pays interest only at a fixed interest rate of 5.498% through November 1, 2010, the anticipated repayment date. If the mortgage loan is not repaid or refinanced as of the anticipated repayment date, interest will accrue at a rate per annum equal to the greater of (a) 5.498% plus three percentage points and (b) the treasury rate plus three percentage points. Pursuant to the terms of a cash management agreement, PRIP is required to post a $550,000 letter of credit by the 25th month anniversary of the loan date, or the lender will sweep and retain all cash flow from the property. If PRIP does not pay off the loan on November 1, 2010, the lender can apply the letter of credit (or retained cash flow) and will continue to sweep all cash flow to repay the loan. In the event of a default under the loan documents, the cash management agreement further provides that the lender may sweep cash from all accounts maintained by PRIP with the lender (including rent accounts from the property). The estimated balance to be due at the anticipated repayment date is $1,950,000.

In general, the mortgage loan may not be prepaid until the earlier of (a) three years or (b) two years after the loan is sold into a securitization pool and the note cannot be retired or paid off except through a defeasance. In general, no sale, encumbrance or other transfer of an interest in the property is permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO LLC, has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, Paladin Realty has agreed to fully indemnify him against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property. In addition PRIP has entered into an environmental and hazardous substance indemnification agreement.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

September 30, 2005 and December 31, 2004

(Unaudited)

The mortgage loan and ancillary agreements contain various covenants, which among other things, limit the ability of PRIP to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer its interest in the property. The mortgage loan and ancillary agreements also contain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of a default, the mortgage loan may be accelerated and all amounts due under the loan will become immediately due and payable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Paladin Realty Income Properties, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Paladin Realty Income Properties Inc., a Maryland corporation, and, as required by context, Paladin Realty Income Properties, L.P., which we refer to as “Paladin OP.”

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Paladin Realty Income Properties, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section of the Registration Statement on Form S-11 (File No. 333-113863) of Paladin Realty Income Properties, Inc. filed with the SEC, as the same may be amended and supplemented from time to time.

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

We filed a Registration Statement with the SEC to offer a maximum of 35,000,000 common shares of the Company, par value $0.01 per share to the public on a best efforts basis at a price of $10.00 per share, which we refer to as the “Offering.” We also registered up to 3,500,000 common shares under the Registration Statement to be issued during the Offering pursuant to our dividend reinvestment plan at a price of $10.00 per share. As of November 14, 2005, we had received total subscriptions of $622,700 for

62,270 shares. The proceeds of such subscriptions are being held in escrow until the minimum offering of $1,000,000 in common shares is achieved.

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

As described in Note 4 to our consolidated financial statements, on November 2, 2005, we purchased a 63.86% tenant-in-common interest in a property and its improvements located at 801 Fiber Optic Drive in the Central Arkansas I-440 Business Park in North Little Rock, Arkansas (“801 Fiber Optic Drive”). 801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc. pursuant to a ten year net lease that expires on July 31, 2011. The total appraised value of 801 Fiber Optic Drive was approximately $4.1 million. The purchase price for our 63.86% interest was $2,618,260, plus approximately $133,000 in closing costs and prepaid escrow amounts.

The interest in 801 Fiber Optic Drive was purchased from an unaffiliated third party, Makor Properties, LLC, through PRIP 801, LLC (“PRIP”), a Delaware limited liability company managed by Paladin OP. PRIP is a joint venture formed for this acquisition between Paladin OP and 801 FO, LLC, the remaining 36.14% tenant-in-common interest holder in 801 Fiber Optic Drive. The property has previously been and will continue to be managed by the controlling member of 801 FO, LLC for which it will receive a customary property management fee. In connection with this acquisition, we entered into a loan agreement with Paladin Realty and a mortgage loan with CWCaptial LLC. These loans are described below under “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, our sole source of funds was $5,000 from the sale of 500 common shares to Paladin Realty and a $200,000 investment by Paladin Advisors into Paladin OP, together with $6,140 of interest income, for a total of $211,140 in cash. We are dependent upon the net proceeds to be received from the Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related investments will be obtained from the Offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter.

Our sources of funds will primarily be the net proceeds of the Offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

The acquisition of 801 Fiber Optic Drive described above was partially funded through the assignment of proceeds from a note by and between Paladin Realty and Wachovia Bank, N.A. dated October 17, 2005 (the “Paladin Realty note”) in the amount of $1.7 million, the proceeds of which were contributed to Paladin OP and used to make Paladin OP’s investment in PRIP. The Paladin Realty note was personally guaranteed by James R. Worms, our President, John A. Gerson, our Chief Financial Officer and Michael B. Lenard, our Executive Vice President, Secretary and Counselor. Principal and interest on the Paladin Realty note are due on February 28, 2006. Assignment of the proceeds was made pursuant to a note by and between Paladin Realty and Paladin REIT (the “Company note”) on substantially similar terms as the Paladin Realty note. The Company note provides for a loan in the amount of $1.7 million, with an interest rate based on LIBOR plus 2.25%. Payments on the Company note are due in consecutive monthly payments of accrued interest only, commencing on December 1, 2005, and continuing on the same day of each month thereafter until fully paid. The principal and accrued interest on the Company note are due on demand. In the event of a default by Paladin REIT under the Company note including nonpayment, false warranty, bankruptcy, or certain changes in our structure or business, Paladin Realty may accelerate the maturity of the Company note, and charge additional interest at a rate of 3%.

In connection with the acquisition, PRIP refinanced the existing debt on the property of approximately $2.4 million, paying down approximately $0.5 million in funds contributed by Paladin OP and financing the remainder through a loan from CWCapital LLC in the amount of $1.95 million (“the mortgage loan”). Paladin OP’s ownership interest in PRIP was increased to approximately 73.5% by the capital advanced in connection with the refinancing. The mortgage loan with CWCapital LLC discussed above pays interest only at a fixed interest rate of 5.498% through November 1, 2010, the anticipated repayment date. If the mortgage loan is not repaid or refinanced as of the anticipated repayment date, interest will accrue at a rate per annum equal to the greater of (a) 5.498% plus three percentage points and (b) the treasury rate plus three percentage points. Pursuant to the terms of a cash management agreement, PRIP is required to post a $550,000 letter of credit by the 25th month anniversary of the loan date, or the lender will sweep and retain all cash flow from the property. If PRIP does not pay off the loan on November 1, 2010, the lender can apply the letter of credit (or retained cash flow) and will continue to sweep all cash flow to repay the loan. In the event of a default under the loan documents, the cash management agreement further provides that the lender may sweep cash from all accounts maintained by PRIP with the lender (including rent accounts from the property). The estimated balance to be due at the anticipated repayment date is $1,950,000.

In general, the mortgage loan may not be prepaid until the earlier of (a) three years or (b) two years after the loan is sold into a securitization pool and the note cannot be retired or paid off except through a defeasance. In general, no sale, encumbrance or other transfer of an interest in the property is permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO LLC, has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, Paladin Realty has agreed to fully indemnify him against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property. In addition PRIP has entered into an environmental and hazardous substance indemnification agreement.

The mortgage loan and ancillary agreements contain various covenants, which among other things, limit the ability of PRIP to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer its interest in the property. The mortgage loan and ancillary agreements also contain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of a default, the mortgage loan may be accelerated and all amounts due under the loan will become immediately due and payable.

Our articles of incorporation do not permit borrowings that would cause our aggregate borrowings to exceed 65% of the aggregate asset value of all of our real estate and real estate related investments, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Because the loan with Paladin Realty caused the Company’s leverage to exceed the 65% leverage limitation specified by our articles of incorporation, our board of directors, including our independent directors, have approved the Company’s leverage exceeding 65% in connection with entering into the loan agreement with Paladin Realty to acquire 801 Fiber Optic Drive.

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

RESULTS OF OPERATIONS

We currently own an interest in one property located at 801 Fiber Optic Drive discussed under Note 4 to our consolidated financial statements and described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” As of the date of this Form 10-Q, our operations had not commenced because we were in our organizational stage. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

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

We will apply Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we refer to as SFAS 144, and which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS 144 requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of income for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending June 30, 2005)

3.2	Bylaws of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending March 31, 2005)

4.1	Form of Subscription Agreement incorporated by reference to the registrant’s Registration Statement on Form S-11 (File No. 333-113863)

10.1	Purchase Agreement and amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.2	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC dated October 31, 2005 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.3	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: November 14, 2005	By:	/s/ James R. Worms
James R. Worms President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2005	By:	/s/ John A. Gerson
John A. Gerson Executive Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending June 30, 2005)

3.2	Bylaws of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending March 31, 2005)

4.1	Form of Subscription Agreement incorporated by reference to the registrant’s Registration Statement on Form S-11 (File No. 333-113863)

10.1	Purchase Agreement and amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.2	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC dated October 31, 2005 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.3	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002