Form 10-K
period 2005-12-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2006-03-28
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

Commission file number 000-51860

PALADIN REALTY INCOME PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0378980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10880 Wilshire Blvd., Suite 1400	90024
Los Angeles, California	(Zip Code)
(Address of principal executive offices)

(310) 996-8704

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

    Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 10, 2006 was $3,028,139 based on the offering price of $10.00 per common share. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 10, 2006, there were 307,660 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s proxy statement for the 2006 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A.

PALADIN REALTY INCOME PROPERTIES, INC.

Special Note Regarding Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the “SEC”, contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Paladin Realty Income Properties, Inc., which we refer to as “Paladin REIT” or the “Company”, and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	use of the proceeds of our Offering.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under the section captioned “Item 1A. Risk Factors”;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

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

i

PART I

Item 1. Business

Overview

Paladin Realty Income Properties, Inc. (“Paladin REIT” or the “Company”), a Maryland corporation, was formed on October 31, 2003. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on properties that produce current income. In addition, we may make or acquire mortgage loans secured by, or preferred equity investments in entities that own, the same types of properties that we may acquire directly, which we refer to collectively as real estate related investments. We intend to qualify as a real estate investment trust, or “REIT” and to elect to be taxed as a REIT for the taxable year ending December 31, 2006, but as of the date of this Annual Report on Form 10-K, we are not qualified as a REIT. We plan to own substantially all of our assets and conduct our operations through Paladin OP, which was organized in the State of Delaware on October 31, 2003 to serve as our operating partnership. We are the sole general partner of Paladin OP. To avoid confusion, in this report:

•	we refer to Paladin Realty Income Properties, L.P. as “Paladin OP”; and

•	the use of “we,” “us,” “our” and similar pronouns refers to either (1) Paladin REIT or (2) Paladin REIT and Paladin OP collectively, as required by the context in which such pronoun is used.

Paladin Realty Advisors, LLC (“Paladin Advisors”) is our advisor pursuant to an advisory agreement dated February 28, 2006, and, as such, supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. The senior officers of Paladin Advisors, who are also officers and directors of Paladin REIT, manage its operations and have primary responsibility for selecting our investments.

The following chart indicates the relationship among us, Prospect Financial Advisors, LLC, the dealer manager for our offering, and Paladin Advisors and certain of its affiliates, including Paladin Realty, our sponsor and the managing member of Paladin Advisors as of December 31, 2005.

On February 23, 2005, we commenced an initial public offering of a maximum of 35,000,000 common shares of the Company, par value $0.01 per share to the public on a best efforts basis at a price of $10.00 per share, which we refer to as the “Offering.” We also registered up to 3,500,000 common shares under the Registration Statement to be issued during the Offering pursuant to our dividend reinvestment plan at a price of $10.00 per share. The Offering is being made on a best efforts, minimum-maximum basis through Prospect Financial Advisors, LLC, the dealer manager for the Offering. We reached our minimum offering on December 2, 2005 by receiving $1,246,670 in subscriptions, excluding subscriptions received from Pennsylvania investors. As of March 10, 2006, we had sold 307,660 shares of our common stock for aggregate gross proceeds of $3,028,139.

We intend to own substantially all of our assets and conduct our operations through Paladin OP, and accordingly, we will contribute the net proceeds of the offering to Paladin OP in exchange for additional partnership interests in Paladin OP. Consequently, we expect our ownership percentage in Paladin OP to increase significantly. Each limited partner of Paladin OP will have the right in certain circumstances to cause Paladin OP to redeem its limited partnership units for, at our option, cash equal to the value of an equivalent number of our shares or a number of our shares equal to the number of limited partnership units redeemed. We will conduct our operations through Paladin OP, which we refer to as an UPREIT structure, because it allows investors who desire to contribute property to Paladin REIT to transfer the property to Paladin OP in exchange for limited partnership units in Paladin OP and delay taxation of gain until the contributor redeems the limited partnership units for cash or shares as described above. The UPREIT structure gives us an advantage in acquiring properties from persons who may not otherwise transfer their properties because of unfavorable tax results.

For the year ended December 31, 2005, we had total revenues of $16,243 and a net loss of $61,541. As of December 31, 2005, total assets were $1,976,197.

Our headquarters are located at 10880 Wilshire Boulevard, Suite 1400, Los Angeles, California 90024. Our telephone number is 1-866-725-7348. Our website is www.paladinREIT.com.

Initial Investment and Potential Investment

As of the date of this Annual Report, we have acquired an interest in one property. This property is located at 801 Fiber Optic Drive in the Central Arkansas I-440 Business Park in North Little Rock, Arkansas. Our interest in this property consists of a 74% interest in the entity that owns the property, PRIP 801, LLC (“PRIP”).

801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc. pursuant to a net lease that expires on July 31, 2011. The purchase price for our interest was $2,618,260, plus approximately $133,000 in closing costs and prepaid escrow amounts.

801 Fiber Optic Drive is managed by the controlling member of 801 FO, LLC (which holds the remaining tenant-in-common interest in 801 Fiber Optic Drive) for which it receives a customary property management fee.

As of the date of this Annual Report, we have also entered into a non-binding letter of intent with Buckingham Companies for the purchase of a 70% membership interest (the “Property Interest”) in a single-purpose limited liability company that owns Champion Farms Apartments at 3700 Springhurst Boulevard in Louisville, Kentucky (“Champion Farms”). Buckingham Companies will continue to own the remaining 30% interest in the limited liability company. Buckingham Companies is unaffiliated with the Company and its affiliates.

Our expected equity contribution to acquire the Property Interest is approximately $4,725,000. In addition, simultaneously with the closing, the limited liability company will put in place a new, interest-only, fixed-rate loan in an estimated amount of $16,350,000 on the property.

Champion Farms is a 264 unit multifamily rental community built in 2000. The apartment complex has an aggregate of 248,442 square feet of rentable area and was approximately 95.8% occupied as of February 6, 2006. We believe that the property is suitable and adequate for its intended purpose and is adequately covered by insurance.

The letter of intent currently provides that the Company may be obligated to purchase additional membership interests in the single-purpose limited liability company at a fixed price of $67,500 per 1% additional interest if the property has generated certain cash flow levels for the twelve months preceding the exercise of such put.

Our board of directors has approved the acquisition of the Property Interest and the entry by the Company into a note with Paladin Realty Partners, LLC, the Company’s sponsor in connection with the acquisition (the “Champion Farms note”) on substantially similar terms to a loan between Paladin Realty Partners, LLC and an unaffiliated third party. We intend to finance the acquisition using proceeds from our offering and the Champion Farms note.

We anticipate that the acquisition of the Property Interest will be consummated in the second quarter of the Company’s 2006 fiscal year. Although we believe that the acquisition of the Property Interest is probable, the closing of such acquisition is subject to a number of conditions, including the negotiation of a definitive purchase agreement, and there can be no guarantee that the acquisition of the Property Interest will be consummated.

Investment Objectives

Our investment objectives are:

•	to preserve, protect and return our investor’s capital contribution;

•	to pay regular cash dividends;

•	to realize growth in the value of our properties upon our ultimate sale of such properties; and

•	to provide our investors with liquidity for their investment by listing the shares on a national securities exchange or the NASDAQ National Market by February 23, 2015, or, if our shares are not listed prior to that date, by selling our real estate and real estate related investments and distributing the cash to our investors.

Description of Real Estate and Real Estate Related Investments

We generally will seek to acquire a diversified portfolio of real estate, focusing primarily on properties that produce current income. We intend to invest in a diverse array of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. In addition, we may make or acquire mortgage loans secured by, or preferred equity investments in entities that own, the same types of properties that we may acquire directly, which we refer to collectively as real estate related investments. We may acquire real estate or make real estate related investments either alone or jointly with another party.

Although we are not limited as to the geographic area where we may conduct our operations, we currently do not intend to invest in properties located outside of the United States. If Paladin Advisors does in the future determine that it is in our best interests to make investments outside the United States, we may make investments in other countries in North America in the same types of properties that we will acquire within the United States, but we would not expect those investments to comprise a significant portion of our investment portfolio. We are not specifically limited in the number or size of properties we may acquire or real estate related investments we may make or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties we acquire and other investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of proceeds we raise in this and potential future offerings.

Borrowing Policies

Our indebtedness may be in the form of secured and unsecured bank borrowings and publicly and privately placed debt offerings. There is no limitation on the amount we may invest in any single improved property or on the amount we can borrow for the acquisition of any property or real estate related investment. However, our aggregate secured and unsecured borrowings will be reasonable in relation to our net assets and are reviewed by our board of directors at least quarterly. Our articles of incorporation do not permit borrowings that would cause our aggregate borrowings to exceed 65% of the aggregate asset value of all of our real estate and real estate related investments, unless our independent directors approve any borrowings in excess of 65% of our aggregate asset value and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. As described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our sponsor, Paladin Realty Partners, LLC (“Paladin Realty”), loaned proceeds of a loan with a third party bank to us on substantially similar terms in connection with our acquisition of 801 Fiber Optic Drive. Because the loan with Paladin Realty caused the Company’s leverage to exceed the 65% leverage limitation specified by our articles of incorporation, our board of directors, including our independent directors, approved the Company’s leverage exceeding 65% in connection with entering into the note with Paladin Realty to acquire 801 Fiber Optic Drive. This loan was repaid on December 28, 2005. As of December 31, 2005, the Company had no outstanding indebtedness, and PRIP 801 had a $1,950,000 mortgage loan, the entire principal of which is due in 2010. The Company’s share of such debt would be $1,443,000.

We may not borrow money from any of our directors or from Paladin Advisors and its affiliates unless such loan is approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. In addition, Paladin Advisors or its affiliates may borrow funds from unaffiliated third parties under negotiated agreements which may include revolving credit facilities, term loans or other types of loans. We may borrow from Paladin Advisors or its affiliates to provide a portion of the purchase price of a particular real estate or real estate related investment. Such loans may be secured by a first or junior mortgage on any property so acquired. In addition to conforming with the requirements on all loans to us from Paladin Advisors described above, any such loan from Paladin Advisors or its affiliates will be made at the same interest rate and on substantially the same other terms as the loan made by the unaffiliated third party to Paladin Advisors or its affiliates. Our board of directors, including our independent directors, determined that the note with Paladin Realty described above was fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances and approved our entering into the note.

Competition

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships and foreign investors, many of which have greater resources than we do. As of December 31, 2005, our sole real estate investment was in 801 Fiber Optic Drive. The competitive conditions of 801 Fiber Optic Drive are favorable. 801 Fiber Optic Drive is located in one of the newest business parks in the Little Rock market located on State Highway 165, less than one mile east of the interchange with I-440. A rail line traverses the south edge of the business park and the property has fiber optic capability.

Tax Status

We intend to make an election to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code, beginning with the taxable year ending December 31, 2006. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and, if at such time we have previously qualified as a REIT, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ending December 31, 2006, and thereafter we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

Employees

We do not have employees. Pursuant to our advisory agreement with Paladin Advisors, Paladin Advisors supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and, as a result, file periodic reports, proxy statements and other information with the SEC. We make these filings available on our website (http://www.paladinreit.com), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements and other information we file electronically with the SEC. Unless specifically incorporated by reference herein, information on our website does not constitute part of this Annual Report on Form 10-K.

Item X. Executive Officers

Other than our independent directors, each of our officers and directors are officers of Paladin Advisors and officers, limited partners and/or members of affiliates of Paladin Advisors. As a result, these individuals will be subject to conflicts of interest in allocating their time between us and other activities and operations of Paladin Advisors and its affiliates and between fiduciary duties owed to us and to those entities. Please see Item 1A “Risk Factors—Risks Related To Conflicts of Interest”. All executive officers serve at the pleasure of the board of directors. Our executive officers are listed below:

Name	Age	Positions
James R. Worms	60	President, Chief Executive Officer and Director

Michael B. Lenard	50	Executive Vice President, Secretary, Counselor and Director

John A. Gerson	57	Executive Vice President, Chief Financial Officer and Director

James R. Worms is our President and Chief Executive Officer and is also one of our directors. Mr. Worms is also the President of Paladin Advisors, and the President, Manager and a management committee member of Paladin Realty. Paladin Realty is our sponsor and the managing member of Paladin Advisors. Mr. Worms directs all aspects of the strategy, administration and operations of these entities and is also involved in the origination, structuring and management of all of their investments.

Prior to joining the predecessor of Paladin Realty in 1995, Mr. Worms was a Managing Director of Salomon Brothers, where he co-managed the firm’s worldwide real estate investment banking activities. In this capacity, he was involved in real estate investment and advisory transactions totaling billions of dollars, including extensive experience in all types of commercial and residential real estate. Prior to joining Salomon Brothers, Mr. Worms was a principal at Eastdil Realty, Inc. where he directed Eastdil’s Western Region partnership investment operations. Before joining Eastdil, Mr. Worms worked as a Certified Public Accountant at Coopers & Lybrand. Mr. Worms serves on the board of directors for MeriStar Hospitality Corporation, a publicly traded real estate investment trust focused on the lodging industry. Mr. Worms has been a member of various industry organizations including the Pension Real Estate Association, the National Association of Real Estate Investment Trusts, the International Council of Shopping Centers and the Urban Land Institute.

Mr. Worms graduated from UCLA with a Bachelor’s degree in Economics and from The Anderson School of Management at UCLA with a masters degree in Business Administration. Mr. Worms also received a law degree from Hastings College of Law.

Michael B. Lenard is our Executive Vice President, Secretary and Counselor and is also one of our directors. Mr. Lenard is also an Executive Vice President and Counselor of Paladin Advisors and a Principal, Counselor and a management committee member of Paladin Realty. Mr. Lenard is involved in these entities’ operations and administration, as well as in originating new investments, negotiating joint ventures and managing and disposing of assets, as well as managing legal issues for them.

Prior to joining the predecessor of Paladin Realty in 1993, Mr. Lenard was a partner in the international law firm of Latham & Watkins, working in its Corporate Department with a special emphasis on private investment funds, international joint ventures and other private and closely held transactions and structures. He has been a member of various industry organizations, including the Urban Land Institute.

Mr. Lenard has served in a variety of leadership positions in Olympic and international sport for over twenty years. He served for eight years as a Vice President of the United States Olympic Committee, and on the Board of Directors of the Atlanta Committee for the Olympic Games. More recently, he served as the Chair of the USOC’s Key Strategies Task Force and as the Special Advisor for Business Affairs to the USOC President. Currently, he is one of twenty worldwide members of the Swiss-based international body that oversees and operates the court that adjudicates Olympic and international sports disputes. A 1984 Olympian, in addition to other competitive honors and medals, Mr. Lenard was a seven time National Champion in Team Handball and Team Handball Athlete of the Year for 1985 and USOC SportsMan of the Year in Team Handball in 1985.

Mr. Lenard attended New York University Law School and University of Southern California Law School, and graduated from the latter with a Juris Doctor degree and was a member of the Order of the Coif and Law Review. He graduated with distinction from the University of Wisconsin with a Bachelor’s degree in Business Administration in both Accounting and Finance, where he was inducted into the Phi Kappa Phi and Beta Gamma Sigma national scholastic honor societies.

John A. Gerson is our Chief Financial Officer and an Executive Vice President and is one of our directors. He is also an Executive Vice President and Chief Financial Officer of Paladin Advisors and Chief Financial Officer and a management committee member of Paladin Realty. He directs these entities’ finance and accounting activities.

Prior to joining Paladin Realty in 1999, Mr. Gerson was Chief Financial Officer of Kohlberg Kravis Roberts & Co., or KKR, a major management buyout firm with more than $10 billion in invested equity capital, from 1985 to 1996. He was responsible for KKR’s banking and financing needs, the firm’s reporting systems, senior liaison contact with investors, and management of the firm’s treasury and general partners’ investments. From 1982 to 1985, he was Vice President and Deputy Controller of Societé Generale’s U.S. operations, directing all financial accounting and reporting systems of their U.S. business unit. From 1980 to 1982, he was Chief Financial Officer of Wells Fargo Bank International, a $500 million multi-branch international banking subsidiary of Wells Fargo International Bank. Mr. Gerson started his career as Assistant Controller and Assistant Vice President of Irving Leasing Corporation, an equipment leasing and financing subsidiary of Irving Trust Company, after serving as an audit supervisor for Peat, Marwick, Mitchell & Co.

Mr. Gerson is a trustee of Pace University and a member of the American Institute of Certified Public Accountants and the New York State and New Jersey Society of Certified Public Accountants. He graduated from Pace University with a Bachelor’s degree in Business Administration.

Item 1A. Risk Factors

Investment Risks

There is currently no public market for our common shares. Therefore, it will likely be difficult for you to sell your shares and, if you are able to sell your shares, you will likely sell them at a substantial discount.

There currently is no public market for our common shares. We do not expect a public market for our stock to develop prior to the listing of our shares on a national securities exchange or the NASDAQ National Market, which we do not expect to occur in the near future and which may not occur at all. Additionally, our articles of incorporation contain restrictions on the ownership and transfer of our shares, and these restrictions may inhibit your ability to sell your shares. We have a share redemption plan but it is limited in terms of the amount of shares which may be redeemed annually. Our board of directors may also limit, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you may only be able to sell them at a substantial discount from the price you paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment will be reduced by up to 15.3% of the gross offering proceeds which will be used to pay selling commissions, the dealer manager fee, organization and offering expenses and acquisition and advisory fees and expenses. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that you will be able to sell your shares, whether pursuant to our share redemption plan or otherwise, without incurring a substantial loss. We cannot assure you that your shares will ever appreciate in value to equal the price you paid for your shares. Thus, you should consider the purchase of our common shares as illiquid and a long-term investment, and you must be prepared to hold your shares for an indefinite length of time.

We are considered a blind pool offering, because, other than one initial investment we made in one property located in Little Rock, Arkansas and one potential investment in a property located in Louisville, Kentucky, we have not identified any specific real estate to purchase or real estate related investments to make with the net proceeds we will receive from this offering. If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

As of the date of this Annual Report, we have only acquired one real estate investment at 801 Fiber Optic Drive. In addition, other than 801 Fiber Optic Drive and one potential investment in a property located in Louisville, Kentucky, Paladin Advisors has not identified any real estate to purchase or real estate related investments to make with the net proceeds we will receive from our offering. As a result, investors in the offering will be unable to evaluate the manner in which the net proceeds are invested and the economic merits of projects prior to investment. Additionally, you will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our real estate and real estate related investments. You must rely on Paladin Advisors, our advisor, to evaluate our investment opportunities, and Paladin Advisors may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure you that acquisitions of real estate or real estate related investments made using the proceeds of our offering will produce a return on our investment or will generate cash flow to enable us to make distributions to our stockholders.

You may be unable to sell your shares because your ability to redeem your shares pursuant to our share redemption program is subject to significant restrictions and limitations.

Even though our share redemption program may provide you with a limited opportunity to sell your shares to us after you have held them for a period of one year, you should be fully aware that our share redemption program contains significant restrictions and limitations. Redemption of shares, when requested, will generally be made quarterly, and all tenders must be postmarked by midnight on the last day of the quarter and received by us within seven days thereafter. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any 12-month period, we will not redeem in excess of 3.0% of the number of shares outstanding as of the beginning of such 12-month period; and (2) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our dividend reinvestment plan such that in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. Due to these limitations, we cannot guarantee that we will be able to accommodate all requests made in any quarter. If, in any quarter, the shares subject to redemption requests exceed those limitations or if we do not have sufficient funds available to redeem all shares subject to redemption requests, each stockholder’s request will be reduced on a pro rata basis. In addition, if we redeem less than all of the shares subject to a redemption request in any quarter, with respect to any unredeemed shares you may (1) withdraw your request for redemption or (2) ask that we honor your request in a future quarter, if any, when such redemptions can be made pursuant to the limitations of the share repurchase program and when sufficient funds are available. Such pending requests will be honored on a pro rata basis. Our board of directors, in its sole discretion, may choose to terminate the share redemption program or to reduce the number of shares purchased under the share redemption program upon 30 days’ notice without stockholder approval if it determines the funds otherwise available to fund our share redemption program are needed for other purposes.

During our current offering, the repurchase price will be $9.30 per share, and during subsequent offerings of our common stock the repurchase price will be 93% of the offering price. During periods when we are not engaged in an offering, the repurchase price will be 93% of the then-current net asset value per share, as determined by our board of directors. Our board of directors has delegated to our officers the right to (1) waive the one-year holding period in the event of the death of a stockholder or (2) reject any request for redemption at any time and for any reason. Therefore, in making a decision to purchase shares of our common stock, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program at any particular time or at all.

Because we will continue to sell shares for $10.00 per share for at least two years following the date of the commencement of our initial public offering on February 23, 2005, you will experience dilution if the value of our underlying net assets exceeds $10.00 per share.

Under the terms of this offering, we will sell shares of our common stock at a fixed price of $10.00 per share and may do so for at least a period of two years following the commencement of our initial public offering on February 23, 2005. Any future issuances of our shares at $10.00 per share will have a dilutive effect on the holders of our common stock to the extent that the value of our underlying net assets exceeds $10.00 per share.

This dilution would be in addition to the immediate dilution of $2.18, or 21.8%, that investors experienced at the time the minimum offering was raised, or $1.11, or 11.1%, that investors will experience if the maximum offering is raised.

Because we established the offering price on an arbitrary basis, it may not be indicative of the price at which our shares would trade if they were actively traded.

Our board of directors has arbitrarily determined the selling price of the shares and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Our offering price may not be indicative of the price at which our shares would trade if they were listed on an exchange or inter-dealer quotation system or actively traded by brokers or of the proceeds that a stockholder would receive if we were liquidated or dissolved.

Risks Relating To Our Business

We and our advisor are new companies with no operating histories, and we may not be able to operate successfully.

We and our advisor were each formed in connection with commencing our initial public offering and had no prior operating history, and you should not rely upon the past performance of other real estate investment programs sponsored by Paladin Realty to predict our future results. Other than 801 Fiber Optic Drive, we have not purchased any real estate or made any other investments. We have not identified any additional probable investments. Additionally, none of our officers, Paladin Advisors, its affiliates or their respective employees have operated a public company or an entity that has elected to be taxed as a REIT. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	increase awareness of the Paladin name within the investment products market;

•	establish and maintain contacts with licensed securities brokers and other agents to successfully complete our Offering;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other real estate related investments as well as for potential investors in our shares; and

•	continue to build and expand our operations structure to support our business.

Our failure, or our advisor’s failure, to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders and could cause you to lose all or a portion of your investment in our common shares.

We differ from prior programs sponsored by Paladin Realty in a number of respects, and therefore the past performance of those programs may not be indicative of our future results.

The past performance of other investment programs sponsored by Paladin Realty may not be indicative of our future results, and we may not be able to successfully implement and operate our business, which is different in a number of respects from the operations of those programs. The returns to our stockholders will depend in part on the mix of products in which we invest, the stage of investment and our place in the capital structure for our investments. As our portfolio is unlikely to mirror in any of these respects the portfolios of the prior Paladin programs, the returns to our stockholders will vary from those generated by those prior programs. We are also the first publicly-offered investment program sponsored by Paladin Realty or any of its affiliates. Therefore, the prior Paladin programs, which were conducted through privately-held entities, were not subject to either the up-front commissions, fees and expenses associated with this offering or to many of the laws and regulations to which we will be subject. We would be the first program sponsored by Paladin Realty or any of its affiliates to make or acquire mortgage loans or mezzanine loans. None of Paladin Realty, Paladin Advisors or any of their affiliates has experience making such investments or in operating a REIT or a publicly-offered investment program. As a result of all these factors, you should not assume that you will experience returns, if any, comparable to those experienced by investors in the prior programs sponsored by Paladin Realty and its affiliates.

Our ability to successfully conduct this offering is dependent in part on the ability of our dealer manager, Prospect Financial Advisors, LLC, to successfully establish, operate and maintain a network of brokers and agents.

We have retained Prospect Financial Advisors, LLC to act as the dealer manager in this offering. Prospect Financial Advisors, LLC is a Delaware limited liability company that was organized in April 2002 for the purpose of providing financial advice to corporate clients in merger and acquisition, recapitalization or other transactions and capital access for corporate clients by acting as placement agent or best efforts underwriter for the issuance of debt or equity securities. This is the first public offering conducted by Prospect Financial Advisors. The success of this offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of Prospect Financial Advisors to establish and maintain a network of licensed securities brokers and other agents. If Prospect Financial Advisors fails to perform under the dealer manager agreement, we may not be able to raise adequate proceeds through this offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

We may suffer from delays in locating suitable investments, which could reduce our ability to make distributions to our stockholders and your return on your investment.

Other than one initial investment in 801 Fiber Optic Drive and one potential investment in a property located in Louisville, Kentucky, as of the date of this Annual Report on Form 10-K, we have not identified specific properties it is probable we will purchase with the proceeds from additional shares we sell in this offering. There may be a substantial period of time before the proceeds of our offering are invested in real estate or real estate related investments. We will rely on Paladin Advisors to identify and negotiate the terms of acquisitions of real estate and real estate related investments we make. There can be no assurance that Paladin Advisors will be able to identify or negotiate acceptable terms for the acquisition of, or make real estate related investments with respect to, real estate that meets our investment criteria, or that we will be able to acquire such real estate or make such real estate related investments on terms favorable to us or at all. Any delays we encounter in identifying and negotiating acquisitions of real estate and real estate related investments we make could reduce your returns and our ability to make distributions to our stockholders.

Because our offering is a “best efforts” offering, the dealer manager and the participating broker dealers are only required to use their best efforts to sell our shares. If we are unable to raise substantial funds in this offering, we will be limited in the number and type of investments we may make, which will result in a less diversified portfolio.

Our offering is being made on a “best efforts” basis, whereby the dealer manager and the broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, we cannot assure you as to the amount of proceeds that will be raised in this offering. If we are unable to raise sufficient funds, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase.

We may not have sufficient funds to pay future dividends.

To date, dividends we have paid to our stockholders were funded by distributions we received from our investment in 801 Fiber Optic Drive. However, after payment of such dividends, funds remaining were not sufficient to pay all of our expenses or fees owed to Paladin Advisors and its affiliates. Specifically, as of December 31, 2005, Paladin Advisors had incurred certain organization and offering expenses on behalf of us, $51,134 of which are accrued on the consolidated statement of operations for the year ended December 31, 2005. In addition, Paladin Advisors and its affiliates had incurred $662,640 in general and administrative expenses on our behalf, $35,886 of which are accrued on the consolidated statements of operations for the year ended December 31, 2005.

Pursuant to the Advisory Agreement, we will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Rule”, and Paladin Advisors must reimburse us quarterly for any amounts by which the operating expenses of Paladin REIT exceed the 2%/25% Rule in the previous four consecutive fiscal quarters. During the fiscal year ended December 31, 2005, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $626,754, which includes general and administrative expenses and asset management fees related to 801 Fiber Optic Drive. In accordance with the advisory agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and asset management fees. See Note 5 to our consolidated financial statements. Paladin Advisors was also entitled to acquisition and advisory fees of $93,992 and asset management fees of $3,417 relating to 801 Fiber Optic Drive. The acquisition and advisory fees were capitalized as part of our investment in 801 Fiber Optic Drive. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses.

If Paladin Advisors were to demand reimbursement of such expenses as are currently due, or to cease advancing funds to cover such expenses, our ability to pay dividends to our stockholders could be adversely affected, and we may be unable to pay dividends to our stockholders, or such dividends could decrease significantly. Additionally, if Paladin Advisors continues to advance and defer reimbursement of funds we use to pay operating expenses, the ultimate repayment of this liability could adversely impact our ability to pay dividends in future periods as well as potentially materially and adversely impact our financial position and the value of your investment.

Our directors will determine the amount and timing of future cash dividends to our stockholders based on many factors, including the amount of funds available for distribution, our financial condition, requirements we must meet to qualify to be taxed as a REIT, whether to reinvest or distribute such funds, capital expenditures and reserve requirements and general operational requirements. The amount of funds available for distribution will be affected by our ability to identify and make real estate or real estate related investments as offering proceeds become available, the returns on those real estate or real estate related investments we make and our operating expense levels, as well as many other variables. We cannot predict how long it may take to identify additional real estate or real estate related investments, to raise sufficient proceeds or to make real estate or real estate related investments. We likewise cannot predict whether we will generate sufficient cash flow to continue to pay dividends at historical levels or at all.

In addition, differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the requirement that we distribute at least 90% of our taxable income, other than any net capital gains, in order to qualify as a REIT.

We may structure acquisitions of property in exchange for limited partnership units in Paladin OP on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing limited partnership units in Paladin OP in exchange for a property owner contributing property to Paladin OP. If we enter into such transactions, in order to induce the contributors of such properties to accept units in Paladin OP, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, Paladin OP’s partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for common shares, or, at our option, cash equal to the value of an equivalent number of our shares. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for common shares or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or to make distributions to stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in Paladin OP did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to Paladin OP, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us. Your investment would be subject to additional risks if we enter into such transactions with entities managed by Paladin Advisors as its affiliates. See “—Risks Related To Conflicts of Interest—We may acquire assets from, or dispose of assets to, entities managed by Paladin Advisors or its affiliates, which could result in us entering into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.”

We are uncertain of our sources of debt or equity for funding of future capital needs. If we are not able to locate sources of funding, our ability to make necessary capital improvements to our properties may be impaired or delayed.

The gross proceeds of the offering will be used to buy real estate, make real estate related investments and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. While we have used short term borrowings since the commencement of the offering, we have not identified any sources of debt or equity for future funding, and we cannot assure you that such sources of funding will be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Payment of fees, distributions and expense reimbursements to Paladin Advisors and its affiliates will reduce cash available for investment and for distribution to our stockholders.

Paladin Advisors and its affiliates perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the asset management of our investments and administrative and other services. Paladin Advisors and its affiliates will be paid acquisition and advisory fees, an asset management fee and a subordinated disposition fee for these services pursuant to the advisory agreement between us and Paladin Advisors. In addition, distributions may be payable to Paladin Advisors pursuant to the subordinated participation interest it holds in Paladin OP, upon a distribution of net sales proceeds to our stockholders, the listing of our shares or the termination of Paladin Advisors as our advisor. In addition, Paladin Advisors and its affiliates have provided and will continue to provide administrative services to us for which they are entitled to reimbursement at cost, and there is no specific limit on the amount of such services they may provide or the maximum amount they may be reimbursed. These fees, distributions and expense reimbursements are substantial and will reduce the amount of cash available for investment or distribution to our stockholders.

As of December 31, 2005, Paladin Advisors was entitled to acquisition and advisory fees of $93,992 and asset management fees of $3,417 relating to 801 Fiber Optic Drive. The acquisition and advisory fees were capitalized as part of our investment in 801 Fiber Optic Drive. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses. If Paladin Advisors were to demand reimbursement of such expenses or to cease advancing funds to cover such expenses, our financial position may be materially and adversely impacted

We depend on key personnel, the loss of any of whom could be detrimental to our business.

Our success depends to a significant degree upon the continued contributions of certain key personnel, including James R. Worms, Michael B. Lenard and John A. Gerson, each of whom would be difficult to replace. None of our key personnel are currently subject to employment agreements with us, nor do we maintain any key person life insurance on our key personnel. If any of our key personnel were to cease employment with us, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability, and the ability of our advisor, to attract and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we or our advisor will be successful in attracting and retaining such skilled personnel.

Our success will be dependent on the performance of Paladin Advisors as well as key employees of Paladin Advisors.

Our ability to achieve our investment objectives and to pay dividends is dependent upon the performance of Paladin Advisors and key employees of Paladin Advisors in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our prospectus dated February 28, 2005 or this Annual Report on Form 10-K. We will rely entirely on the management ability of Paladin Advisors, subject to the oversight of our board of directors. If Paladin Advisors suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, Paladin Advisors may be unable to allocate time and/or resources to our operations. If Paladin Advisors is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay dividends to our stockholders.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks may negatively affect our operations and your investment in our shares. We cannot assure you that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Terrorist attacks may also impact tourism and travel and lead to downward pressure on room rates and occupancy levels for hotels we may acquire. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for insurance coverage against property and casualty claims. We do not intend to obtain insurance that specifically covers against losses arising from terrorism unless required by our mortgage lenders, which some mortgage lenders have begun to require. As a result, we may suffer uninsured losses as a result of terrorism, or in cases where we are required to obtain terrorism insurance, such terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks.

More generally, terrorist attacks, war or political instability could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States and abroad. Adverse economic conditions could affect the volume of business at our hotels or the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to our stockholders.

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to general economic and regulatory factors we cannot control or predict.

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our real estate and real estate related investments, our ability to dispose of real estate and real estate related investments, and yields from our real estate and real estate related investments:

•	Poor economic times may result in defaults by tenants of our properties and borrowers under our real estate related investments. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	Job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	Increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels;

•	Changes in interest rates and availability of debt financing could render the sale of properties difficult or unattractive;

•	Periods of high interest rates may reduce cash flow from leveraged properties;

•	Increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns; and

•	Hotels that we may own could suffer substantial reductions in occupancy or room rate for an extended period of time as a result of national or local economic trends affecting travel or tourism.

Some or all of the foregoing factors may affect the returns we receive from our investments, our results of operations, our ability to pay dividends to our stockholders or our ability to dispose of our investments.

Risks Related To Conflicts of Interest

We are subject to conflicts of interest arising out of relationships among us, our officers, Paladin Advisors and its affiliates, including the material conflicts discussed below. All references to affiliates of Paladin Advisors include Paladin Realty and each other affiliate of Paladin Realty or Paladin Advisors.

We will compete with affiliates of Paladin Advisors for investment opportunities. As a result, Paladin Advisors may not cause us to invest in favorable investment opportunities which may reduce our returns on our investments.

Affiliates of Paladin Advisors have existing programs with investment objectives and strategies similar to ours, and Paladin Advisors and its affiliates may sponsor or advise other similar programs in the future. As a result, we may be buying properties and making real estate related investments at the same time as one or more of the other programs managed or advised by Paladin Advisors and its affiliates. Paladin Advisors may face conflicts of interest in allocating investment opportunities between us and these other programs. For instance, Paladin Advisors may select properties for us that provide lower returns to us than properties that it or its affiliates select to be purchased by another Paladin program. We cannot be sure that officers and employees acting on behalf of Paladin Advisors and on behalf of managers of other Paladin programs will act in our best interests when deciding whether to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, Paladin Advisors and other entities or programs managed by or affiliated with it, Paladin Advisors may not cause us to invest in favorable investment opportunities that Paladin Advisors locates when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to pay dividends.

We will compete with affiliates of Paladin Advisors for tenants or hotel business, which may reduce our ability to attract and retain tenants and hotel business.

Affiliates of Paladin Advisors have existing programs with investment objectives and strategies similar to ours, and Paladin Advisors and its affiliates may sponsor or advise other similar programs in the future. These existing and future programs may own properties located in geographical areas in which we may acquire properties. Therefore, our properties may compete for tenants or hotel business with other properties sponsored or advised by Paladin Advisors and its affiliates. Paladin Advisors may face conflicts of interest when allocating opportunities between us and other properties sponsored or advised by Paladin Advisors and its affiliates, and these conflicts of interest may have a negative impact on our ability to attract and retain tenants or hotel business.

If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that will not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s length with an independent joint venture partner. As a result, your returns may be decreased by us entering into joint ventures with affiliates of Paladin Advisors.

In the event that we enter into a joint venture with any other program sponsored or advised by Paladin Advisors or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Paladin program may never have an active trading market. Therefore, if we were to become listed on a national exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. In addition, in the event that we are not listed on a securities exchange or the NASDAQ National Market by February 23, 2015, our organizational documents provide for an orderly liquidation of our assets. In the event of such liquidation, any joint venture between us and another Paladin program may be required to sell its properties at such time. Our joint venture partners may not desire to sell the properties at that time. Joint ventures between us and other Paladin programs will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to you. Joint ventures with other Paladin programs would also be subject to the risks associated with joint ventures with unaffiliated third parties described below.

Paladin Advisors and employees of Paladin Advisors and its affiliates will face conflicts of interest relating to time management and allocation of resources, and our results of operations may suffer as a result of these conflicts of interest.

Paladin Advisors and its affiliates are general partners and sponsors of other real estate programs having investment objectives similar to our investment objectives or to which they have legal and fiduciary obligations similar to those they owe to us and our stockholders. Because Paladin Advisors and its affiliates have interests in other real estate programs and also engage in other business activities, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If Paladin Advisors, for any reason, is not able to provide sufficient resources to manage our business, our business will suffer as we have no other personnel to perform these services. Likewise, if Paladin Advisors or its affiliates suffer financial or operational problems as a result of any of their activities, whether or not related to our business, and Paladin Advisors is unable to manage our business, we will have no one to select, acquire, manage or dispose of our investments.

In addition, our officers are also officers of Paladin Advisors and officers, limited partners and/or members of investors in other affiliates of Paladin Advisors. Paladin Advisors will rely on these officers, its other employees and employees of its affiliates to manage and operate our business. Paladin Advisors and its affiliates are not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us. These affiliates of Paladin Advisors will continue to be actively involved in operations and activities other than our operations, and the same employees of Paladin Advisors and its affiliates who will manage and operate our business will also be actively involved in those other activities and operations. Those individuals spend a material amount of time managing those activities and operations that are unrelated to our business. Our business may suffer as a result because we lack the ability to manage it without the time and attention of those individuals.

Our officers will face conflicts of interest related to the positions they hold with affiliated entities, which could diminish the value of the services they provide to us.

Our officers, who also serve as directors of Paladin REIT, are also officers of Paladin Advisors and are officers, limited partners and/or members of affiliates of Paladin Advisors. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders. Some of these entities may compete with us for investment and leasing opportunities. In addition, to the extent that we and another Paladin real estate program advised by Paladin Advisors and its affiliates each own hotels in a particular geographic region, conflicts could arise in competing for guests and other business at the hotels. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

•	the allocation of new investments among us and affiliates of Paladin Advisors;

•	the allocation of time and resources among us and affiliates of Paladin Advisors;

•	the timing and terms of the investment in or sale of an asset;

•	development or management of our properties by affiliates of Paladin Advisors;

•	investments with and/or sales to or acquisitions from affiliates of Paladin Advisors; and

•	compensation to Paladin Advisors.

Paladin Advisors will face conflicts of interest relating to its compensation structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders. The distribution payable to Paladin Advisors upon termination of the advisory agreement may also influence decisions about terminating Paladin Advisors or our acquisition or disposition of investments.

Under the advisory agreement between us, Paladin OP and Paladin Advisors and the subordinated participation interest Paladin Advisors holds in Paladin OP, Paladin Advisors is entitled to fees and distributions that are structured in a manner intended to provide incentives to Paladin Advisors to perform in our best interests and in the best interests of our stockholders. The fees Paladin Advisors is entitled to are acquisition and advisory fees, an asset management fee and a subordinated disposition fee. The distributions Paladin Advisors may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of our shares or the termination of Paladin Advisors as our advisor. However, because Paladin Advisors does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, Paladin Advisors’ interests are not wholly aligned with those of our stockholders. In that regard, the only fee Paladin Advisors receives with respect to ongoing operation and management of properties is the asset management fee, which is based on the amount of our initial investment and not the performance of those investments, which could result in Paladin Advisors not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, Paladin Advisors could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to Paladin Advisors or for us to generate the specified levels of performance or net sales proceeds that would entitle Paladin Advisors to fees or distributions or would permit us to pay fees and reimbursements that Paladin Advisors has earned but elected under the Advisory Agreement to defer. In addition, Paladin Advisors’ entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in Paladin Advisors recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in the best long-term interest of our stockholders. The subordinated participation interest requires Paladin OP to make a distribution to Paladin Advisors upon termination of the advisory agreement, other than a termination by us because of a material breach of the advisory agreement by Paladin Advisors. This distribution will not be paid if we terminate the advisory agreement after the listing of our shares. To avoid Paladin OP making this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares even if, but for the requirement to make this distribution, termination of the advisory agreement would be in the best interest of our stockholders. In addition, the requirement for Paladin OP to make this distribution could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy Paladin OP’s obligation to the terminated advisor.

We may acquire assets from, or dispose of assets to, entities managed by Paladin Advisors or its affiliates, which could result in us entering into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.

We may acquire properties or other real estate related investments from entities which are managed by Paladin Advisors or its affiliates. Further, we may also dispose of properties or other real estate related investments to entities which are controlled by Paladin Advisors or its affiliates. Paladin Advisors or its affiliates may make substantial profits in connection with such transactions. Paladin Advisors or its affiliates may owe fiduciary and/or other duties to the selling or purchasing entity in these transactions, and conflicts of interest between us and the selling or purchasing entities could exist in such transactions. Because our independent directors would rely on Paladin Advisors in identifying and evaluating any such transaction, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party. Also, the existence of conflicts, regardless of how they are resolved, might negatively affect the public’s perception of us.

The fees we pay Paladin Advisors under the advisory agreement and the distributions payable to Paladin Advisors under the Paladin OP partnership agreement were not determined on an arm’s length basis and therefore may not be on the same terms as those we could negotiate with a third-party.

Our independent directors relied on information and recommendations provided by Paladin Advisors to determine the fees and distributions payable to Paladin Advisors and its affiliates under the advisory agreement and the subordinated participation interest in Paladin OP. As a result, these fees and distributions cannot be viewed as having been determined on an arms’ length basis and we cannot assure you that an unaffiliated third party would not be willing and able to provide to us the same services at a lower price. The fees Paladin Advisors is entitled to are acquisition and advisory fees, an asset management fee and a subordinated disposition fee. The distributions Paladin Advisors may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of our shares or the termination of Paladin Advisors as our advisor.

Risks Associated With Our Organizational Structure

Your interest in us will be diluted if we issue additional shares in this offering or otherwise.

Existing stockholders and potential investors in this offering do not have preemptive rights to any shares issued by us in the future. Our articles of incorporation currently has authorized 850,000,000 shares of capital stock, of which 750,000,000 shares are designated as common stock and 100,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors.

This dilution would be in addition to the immediate dilution of $2.18, or 21.8%, that investors experienced when the minimum offering was raised, or $1.11, or 11.1%, that investors will experience if the maximum offering is raised.

Existing stockholders and investors purchasing shares in this offering will also experience dilution of their equity investment in us in the event that we:

•	sell additional shares in the future, including those issued pursuant to the dividend reinvestment plan;

•	sell securities that are convertible into shares of our common stock;

•	issue shares of our common stock in a private offering of securities to institutional investors;

•	issue shares of our common stock to our independent directors pursuant to our incentive stock plan (we granted 12,000 of our common shares to our independent directors pursuant to the incentive stock plan and an additional 48,000 shares remain available for issuance under the plan); or

•	issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Paladin OP.

The limit on the number of shares a person may own may discourage a takeover attempt.

Our articles of incorporation prohibit the ownership of more than 9.8% of the outstanding common shares by any one investor. This restriction may discourage a change of control and may deter individuals or entities from making tender offers for our common shares, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management. Further, this restriction may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor attempted to acquire in excess of 9.8% of our common shares or otherwise to effect a change of control of us.

Our articles of incorporation permit our board of directors to issue capital stock with terms that may subordinate the rights of the holders of our current common shares or discourage a third party from acquiring us, even if the acquisition was in our stockholders’ best interests.

Our charter permits our board of directors to issue up to 850,000,000 shares of capital stock. Our board of directors (without any further action by our stockholders) may issue shares of our common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, or terms or conditions of redemption of any such stock. If we ever created and issued preferred shares with a dividend preference over our common shares, payment of any dividend preferences of outstanding preferred shares would reduce the amount of funds available for the payment of dividends on our common shares. Further, holders of preferred shares are normally entitled to receive a liquidation preference in the event we liquidate, dissolve or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common shares with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; or

•	the removal of incumbent management.

Certain provisions of Maryland law could restrict a change in control even if a change in control were in our stockholders’ interests.

Certain provisions of Maryland General Corporation Law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10% or more of the voting power of our common stock, which we refer to as an interested stockholder;

•	an affiliate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding common shares and two-thirds of the votes entitled to be cast by holders of our common shares other than shares held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940, as amended. If for any reason, we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act. In order to maintain our exemption from regulation under the Investment Company Act, we must comply with technical and complex rules and regulations.

Specifically, in order to maintain our exemption from regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate and make these investments within one year after the offering ends. If we are unable to invest a significant portion of the proceeds of this offering in properties within one year of the termination of the offering, we may avoid being required to register as an investment company under the Investment Company Act by temporarily investing any unused proceeds in government securities with low returns. Investments in government securities likely would reduce the cash available for distribution to investors and possibly lower your returns.

In order to avoid coming within the application of the Investment Company Act either as a company engaged primarily in investing in interests in real estate or under another exemption from the Investment Company Act, Paladin Advisors may be required to impose limitations on our investment activities. In particular, Paladin Advisors may limit the percentage of our assets that fall into certain categories specified in the Investment Company Act, which could result in us holding assets we otherwise might desire to sell and selling assets we otherwise might wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or be forced to forgo investment opportunities that we would otherwise want to acquire and that could be important to our investment strategy. In particular, Paladin Advisors will monitor our investments in preferred equity securities and mortgage loans to ensure continued compliance with one or more exemptions from “investment company” status under the Investment Company Act and, depending on the particular characteristics of those investments and our overall portfolio, Paladin Advisors may be required to limit the percentage of our assets represented by preferred equity securities or mortgage loans.

If we were required to register as an investment company, our ability to enter into certain transactions would be restricted by the Investment Company Act. Furthermore, the costs associated with registration as an investment company and compliance with such restrictions could be substantial. In addition, registration under and compliance with the Investment Company Act would require a substantial amount of time on the part of Paladin Advisors and its affiliates, thereby decreasing the time they spend actively managing our investments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related To Investments In Real Estate

If we acquire real estate or make real estate related investments at a time when the real estate market is experiencing substantial influxes of capital investment and competition for income producing properties, the real estate we purchase, or real estate related investments we make, may not appreciate or may decrease in value.

The real estate market is currently experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for income producing real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate, or to the extent we make real estate related investments in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, the value of our investment may not appreciate or may decrease significantly below the amount we paid for such investment.

Some or all of our properties may incur vacancies, which may result in reduced revenue and resale value, a reduction in cash available for distribution and a diminished return on your investment.

Some or all of our properties may incur vacancies either by a default of tenants under their leases or the expiration or termination of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash dividends to be distributed to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are dependent on tenants for our revenue, and lease terminations could reduce our distributions to our stockholders.

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants would cause us to lose the revenue associated with such leases and could cause us to reduce the amount of distributions to stockholders. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. Further, we cannot assure you that we will be able to re-lease the property for the rent previously received, if at all, or that lease terminations will not cause us to sell the property at a loss.

Our real estate investments may include special use and single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

We intend to focus a portion of our investments on commercial and industrial properties which may include manufacturing facilities, special use storage or warehouse facilities and special use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to respond quickly to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it quickly, if at all, or we may sell the property at a loss. These and other limitations may affect our ability to sell or re-lease properties and decrease returns to our stockholders.

Long-term leases may not result in fair market lease rates over time; therefore, our income and our distributions to our stockholders could be lower than if we did not enter into long-term leases.

We may enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into in long-term leases.

Your investment may be subject to additional risks if we make international investments.

We may purchase property located outside the United States and may make or acquire real estate related investments relating to property located outside the United States. These investments may be affected by factors unique to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

•	changing governmental rules and policies;

•	enactment of laws relating to the foreign ownership of real estate, mortgages or securities and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	variations in the currency exchange rates;

•	adverse market conditions caused by changes in national or local economic conditions;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of debt financing resulting from varying national economic policies;

•	changes in real estate and other tax rates and other operating expenses in particular countries;

•	changes in land use and zoning laws; and

•	more stringent environmental laws or changes in such laws.

Any of these risks could have an adverse effect on our business, results of operations and ability to pay dividends to our stockholders.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract or replace tenants and decrease your return on investment.

When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and leasing commissions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. If we have not established capital reserves for such tenant or other capital improvements, we will have to obtain financing from other sources and we have not identified any sources for such financing. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for tenant improvements or other capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make tenant and other capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or pay dividends to our stockholders.

Uninsured losses relating to real estate may reduce your returns.

Paladin Advisors will attempt to ensure that all of our properties are adequately insured to cover certain casualty losses; however, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may invest a portion of the proceeds available for investment in the acquisition of properties for development and in the development of such properties. For those properties, we will be subject to risks relating to uncertainties associated with obtaining development permits and environmental and other concerns of governmental entities and/or community groups and our ability to control construction costs or to build in conformity with plans, specifications and timetables. Performance may also be affected or delayed by conditions beyond our control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when determining a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer. In addition, we may invest in unimproved real estate. Returns from development of unimproved properties are also subject to risks and uncertainties associated with obtaining development permits and environmental and other concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real estate.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships, foreign investors, many of which have greater resources than we do. Many of these entities may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. As such, competition with third parties would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

Uncertain market conditions relating to the future disposition of properties could cause us to sell our properties at a loss in the future.

We intend to hold our various real estate and other real estate related investments until such time as Paladin Advisors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives. Paladin Advisors, subject to the oversight of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation if we do not list the shares by February 23, 2015. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.

We will be subject to additional risks if we invest in hotels that could increase our costs, limit our ability to manage the operations of hotels we own, decrease our profitability and limit the amount of distributions payable to our stockholders.

We intend to make investments in hotels, in which case our operating results for those investments would be dependent on factors in addition to the risks generally associated with investments in real estate. These additional factors would include:

•	dependence on business travel and tourism;

•	increases in levels of supply or decreases in demand for hotel rooms and related services;

•	competition from other hotels, some of which may be owned and operated by companies having greater marketing and financial resources than we do;

•	increases in operating costs due to inflation, or other factors such as energy costs, taxes and insurance that have historically increased at a faster rate than inflation, which are not offset by increased room rates;

•	increases in energy costs and other factors that could reduce the amount of business or vacation travel; and

•	reliance on the air travel industry, which is itself particularly subject to risks related to terrorism.

In order to qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Therefore, we would likely lease any hotels we acquire to wholly owned taxable REIT subsidiaries which we would form in the future. We expect that the rent payable under any such lease with a taxable REIT subsidiary would be based in whole or in part on hotel revenue. However, we would be subject to limits on the rent our taxable REIT subsidiary could pay us, as the REIT rules impose a 100% excise tax on any transaction with a taxable REIT subsidiary that does not conform to normal business practice. Under the REIT rules, neither we nor our taxable REIT subsidiaries to which we lease hotels will be permitted to manage our hotels directly, and as a result, each taxable REIT subsidiary lessee would be required to enter into a management agreement with an eligible third-party operator that would manage the hotel. We cannot assure you that our taxable REIT subsidiaries would be able to enter into such management agreements on terms favorable to them, either initially or upon termination of an existing management agreement. Further, the operating results of our hotels would in large part be dependent on the quality of the management provided by such third party managers, over which we would have little control. Even if we believed one or more of our hotels were not being managed in an optimal manner, it likely would be difficult to terminate a manager under the terms of its management agreement. These aspects of investments we may make in hotels could increase our costs, limit our ability to manage the operations of hotels we own, decrease our profitability, and limit the amount of dividends payable to our stockholders.

We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could substantially increase our costs and reduce our liquidity and cash distributions to stockholders.

Because we intend to own and operate real estate and make other real estate related investments, we will be subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to you. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Our costs associated with complying with the Americans with Disabilities Act may reduce our cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, which we refer to as the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to you.

Risks Associated With Debt Financing

We expect to incur mortgage and other indebtedness, which may increase our business risks and impair our ability to make distributions to our stockholders.

We expect to make investments with both proceeds from this offering and debt. In addition, we may incur mortgage debt by obtaining loans secured by some or all of our real estate. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

We may incur mortgage debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if cash flow from the property is insufficient to service the mortgage debt, we would be required to use cash flow from other sources, if any is available, to service the mortgage debt and to avoid the mortgage lender foreclosing on the property subject to the loan. Thus, incurring mortgage debt increases our risks since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, we may have less cash available for distributions to our stockholders.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance or refinance the properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance properties we wish to acquire, even if such acquisition would otherwise be in our best interests, which could reduce the number of properties we can acquire. In addition, once we have placed mortgage debt on properties, we run the risk of being unable to refinance the entire outstanding loan balance when the loans come due, or of being unable to refinance any amount on favorable terms. In addition, if interest rates are higher when properties require refinancing, we may not be able to refinance the entire outstanding loan balance or our debt service may be higher if we do refinance the loan balance, either of which could reduce our income from those properties and reduce cash available for distribution to our stockholders.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with obtaining debt financing, a lender could impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further mortgage the property, to discontinue insurance coverage, to replace Paladin Advisors as our advisor or to impose other limitations. Any such restriction or limitation may have an adverse effect on our operations.

Fluctuations in interest rates could increase our expenses, require us to sell investments or make it more difficult to make attractive investments.

We expect that a portion of our indebtedness may bear interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to pay dividends to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we would be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments. Further, increases in interest rates may make investments in other entities more attractive than an investment in us. Conversely, decreases in interest rates may cause the price of real estate and real estate related investments to increase, thus making it more difficult for us to make otherwise attractive investments. Any of these circumstances could reduce our profitability and our ability to pay dividends to our stockholders.

If we enter into financing arrangements involving balloon payment obligations, the repayment of the balloon payments may require us to enter into unfavorable refinancings or to divert funds from other sources, which would reduce dividends paid.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could require us to incur debt on unfavorable terms or divert funds from other sources to make the balloon payment. As a result, financing arrangements with balloon payments could result in increased costs and reduce our liquidity. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on your investment.

Risks Associated With Real Estate Related Investments

We may make or acquire first mortgages, second mortgages or mezzanine loans, which we refer to collectively as mortgage loans, secured directly or indirectly by the same types of properties we may acquire directly. We also may make preferred equity investments in partnerships or limited liability companies that own the same types of properties that we may acquire directly. In this Annual Report on Form 10-K, we refer to these investments as real estate related investments. We will be subject to risks associated with these real estate related investments, including the material risks discussed below.

We do not have substantial experience in making or acquiring mortgage loans or other real estate related investments, which may result in our real estate related investments failing to produce returns or incurring losses.

Neither Paladin Advisors nor any of our officers has any substantial experience in making or acquiring mortgage loans or the other real estate related investments we intend to make. We may make such investments to the extent Paladin Advisors, in consultation with our board of directors, determines that it is advantageous to us to do so. Our and Paladin Advisors’ lack of expertise in making real estate related investments may result in our real estate related investments failing to produce returns or incurring losses, either of which would reduce our ability to make distributions to our stockholders.

Our real estate related investments may be impacted by unfavorable real estate market conditions, which could decrease their value.

If we make real estate related investments, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading “—Risks Related to Investments in Real Estate.” We do not know whether the values of the property securing any of our real estate related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

Our returns on mortgage loans may be reduced by interest rate fluctuations.

If we invest in fixed-rate, long-term mortgage loans and interest rates rise, the mortgage loans could yield a return lower than then-current market rates. Also, if interest rates decrease and mortgage loans are prepaid without adequate penalty, we may not be able to make new loans or other real estate related investments at the previously higher interest rates.

Delays in liquidating defaulted real estate related investments could reduce our investment returns.

If there are defaults under our real estate related investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, if there are defaults under mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Returns on our mortgage loans may be limited by regulations.

The mortgage loans may also be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions, which may increase our costs associated with making or acquiring mortgage loans and thereby reduce our returns. In addition, we may determine not to make mortgage loans in certain jurisdictions based on state or local regulation, which may limit our ability to make or acquire mortgage loans that we otherwise believe to be attractive investments.

Foreclosures create additional risks, as we would be subject to all of the risks of owning the property on which we foreclose.

If we acquire property by foreclosure following defaults under our mortgage loans, we will have the economic and liability risks as the owner described above under the heading “—Risks Related to Investments in Real Estate.”

If we liquidate prior to the maturity of our real estate related investments, we may be forced to sell those investments on unfavorable terms or at a loss.

If we have not listed our shares on a national securities exchange or on the NASDAQ National Market by February 23, 2015, we will be required to liquidate all of our assets and distribute the net proceeds to our stockholders. We may make real estate related investments with terms that expire after February 23, 2015. If we become required to liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values.

Risks Associated with Joint Ventures

The terms of joint venture agreements or other joint ownership arrangements into which we may enter could impair our operating flexibility and our results of operations.

In connection with the purchase of real estate or the making of real estate related investments, we may enter into joint ventures with affiliated or unaffiliated partners. In addition, we may also purchase or develop properties in co-tenancies and other co-ownership arrangements with affiliates of Paladin Realty, the sellers of the properties, developers or similar persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. These joint venture partners or co-tenants may have rights to take some actions over which we have no control and may take actions contrary to our interests. For example, joint ownership of an investment, under certain circumstances, may involve risks not associated with direct ownership of such investment, including the following:

•	a partner or co-investor might have economic and/or other business interests or goals which are unlike or incompatible with our business interests or goals, including inconsistent goals relating to the sale of properties held in a joint venture or the timing of the termination and liquidation of the venture;

•	such partners or co-investors may become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture;

•	we may incur liabilities as the result of actions taken by joint venture partners in which we had no direct involvement; and

•	such partners or co-investors may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives or fail to take actions as we instruct, or in accordance with our policies and objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

If we have a right of first refusal or buy/sell right to buy out a co-venturer or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. Finally, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal of our co-venturer or partner.

We may structure our joint venture relationships in a manner which may limit the amount we participate in the cash flow or appreciation of an investment.

We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flow, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to make cash distributions to our stockholders.

Tax Risks

We will be subject to tax risks arising out of our election to be taxed as a REIT, including the material risks discussed below.

We may not qualify as a REIT for federal income tax purposes, which would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

We currently intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. We intend to qualify as a REIT and to elect to be taxed as a REIT for the taxable year ending December 31, 2006, but as of the date of this Annual Report on Form 10-K we are not qualified as a REIT. Our qualification as a REIT will depend on our ability to meet various requirements set forth in the Internal Revenue Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke our REIT election, which it may do without stockholder approval.

If we lose or revoke our REIT status, we will face serious tax consequences that will substantially reduce our ability to make distributions to our stockholders because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income, we would be subject to federal income tax at regular corporate rates and we might need to borrow money or sell assets in order to pay any such tax;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to make distributions to our stockholders.

We will not seek to obtain a ruling from the Internal Revenue Service that we qualify as a REIT for federal income tax purposes, and therefore the IRS could still determine we fail to qualify as a REIT, which would substantially reduce our ability to make distributions to our stockholders.

As described herein, we intend to operate so as to qualify as a REIT for federal income tax purposes. Although we have not requested, and do not expect to request, a ruling from the IRS that we qualify as a REIT, we have received an opinion of our counsel that, based on certain assumptions and representations, we will so qualify. You should be aware, however, that opinions of counsel are not binding on the IRS or any court. The REIT qualification opinion only represents the view of our counsel based on its review and analysis of existing law, which includes no controlling precedent, and therefore could be subject to modification or withdrawal based on future legislative, judicial or administrative changes to the federal income tax laws, any of which could be applied retroactively. The validity of the opinion of our counsel and of our qualification as a REIT will depend on our continuing ability to meet the various REIT requirements described herein. An IRS determination that we do not qualify as a REIT would deprive our stockholders of the tax benefits of our REIT status only if the IRS determination is upheld in court or otherwise becomes final. To the extent that we challenge an IRS determination that we do not qualify as a REIT, we may incur legal expenses that would reduce our funds available for distribution to stockholders.

Failure to make required distributions would subject us to tax.

In order to qualify as a REIT, each year we must distribute to our stockholders at least 90% of our taxable income, other than any net capital gains. To the extent that we satisfy the distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

•	85% of our ordinary income for that year;

•	95% of our capital gain net income for that year; and

•	100% of our undistributed taxable income from prior years.

We intend to pay out our income, if any, to our stockholders in a manner intended to satisfy the distribution requirement applicable to REITs and to avoid corporate income tax and the 4% excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. In the future, we may borrow funds to pay distributions to our stockholders and the limited partners of Paladin OP. Any funds that we borrow would subject us to interest rate and other market risks.

If Paladin OP fails to maintain its status as a partnership for federal income tax purposes, its income may be subject to taxation.

We intend to maintain the status of Paladin OP as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of Paladin OP as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that Paladin OP could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which Paladin OP owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to Paladin OP. Such a recharacterization of Paladin OP or an underlying property owner could also threaten our ability to maintain REIT status.

Employee Benefit Plan and IRA Risks

We, and our investors that are employee benefit plans or IRAs, will be subject to risks relating specifically to our having employee benefit plans as stockholders, which risks are discussed below.

There are special considerations for pension or profit-sharing or 401(k) plans, health or welfare plans or individual retirement accounts whose assets are being invested in our common stock.

If you are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA in us, you should consider:

•	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	whether your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	whether your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether your investment will impair the liquidity of the plan or IRA;

•	whether your investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan; and

•	your need to value the assets of the plan annually.

You also should consider whether your investment in us will cause some or all of our assets to be considered assets of an employee benefit plan or IRA. We do not believe that under ERISA and U.S. Department of Labor regulations currently in effect that our assets would be treated as “plan assets” for purposes of ERISA. However, if our assets were considered to be plan assets, transactions involving our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with Paladin Advisors and its affiliates could be considered “prohibited transactions” under ERISA and/or the Internal Revenue Code. If such transactions were considered “prohibited transactions” Paladin Advisors and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, Paladin Advisors and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA, and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us. Additionally, other transactions with “parties-in-interest” or “disqualified persons” with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code or other governing authority in the case of a government plan. Therefore, we would be operating under a burdensome regulatory regime that could limit or restrict investments we can make or our management of our properties. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan purchasing shares, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of your plan or IRA, you should not purchase shares unless an administrative or statutory exemption applies to your purchase.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2005, 801 Fiber Optic Drive was our sole investment. 801 Fiber Optic Drive is owned by PRIP 801, LLC, a joint venture formed for this acquisition between us and 801 FO, LLC, the other tenant-in-common interest holder in 801 Fiber Optic Drive. The property is managed by the controlling member of 801 FO, LLC for which it receives a customary property management fee.

801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc., which we refer to as FedEx Ground, pursuant to a ten year net lease that commenced on August 1, 2001 and expires on July 31, 2011. FedEx Ground is a subsidiary of FedEx Corporation, a provider of transportation, e-commerce and supply management services. FedEx Ground also has the option to extend the lease for two additional five year periods. The first option is through July 31, 2016 at $405,792 per annum. The second option is through July 31, 2021 at $446,376 per annum.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are not currently listed on a national securities exchange, the Nasdaq National Market, or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Our articles of incorporation permit us to list our shares on a national securities exchange or to be quoted on the NASDAQ National Market on or before February 23, 2015. In the event we do not obtain listing prior to that date, our articles of incorporation require us to begin selling our properties and liquidating our assets.

In order for NASD members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2005. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share.

Holders

As of March 10, 2006, there were 111 holders of record of our common shares.

Dividends

In order to qualify as a REIT, we are required to distribute 90% of our annual taxable income to our stockholders. The amount of any cash dividends will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to pay dividends on a monthly basis. Because our cash available for distribution in any year may be less than 90% of our taxable income for the year, we may be required to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. Our board of directors has declared the dividends listed below.

Month	Annualized Rate Declared	Date Paid/To be Paid
December	6.0%	January 17, 2006
January	6.0%	February 15, 2006
February	6.0%	March 15, 2006
March	6.0%	April 17, 2006
April	6.0%	May 15, 2006

Sales of Unregistered Equity Securities

On March 21, 2006, we granted 3,000 restricted common shares to each of our four independent directors pursuant to our 2005 Independent Director Incentive Stock Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. One-third of the independent director restricted stock will vest on each of the first three anniversaries of December 2, 2005, the date that we reached our minimum offering.

Use of Initial Public Offering Proceeds

On February 23, 2005, our initial public offering (SEC File No. 333-113863) was declared effective and we commenced our offering efforts. As of December 31, 2005, we had sold 173,527 shares of common in the offering, raising gross offering proceeds of $1,709,469 including shares sold to Paladin Realty. From this amount, we paid

$140,823 in selling commissions and dealer manager fees to Prospect Financial Advisors, LLC, and we used the balance of such proceeds, along with other cash on-hand, to repay the $1,700,000 note we incurred in connection with our acquisition of 801 Fiber Optic Drive. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2005	2004	2003
Operating Data:
Revenues	$16,243	$—	$—
Equity in earnings of PRIP 801, LLC	$14,987	$—	$—
Loss before equity in earnings and minority interest	$(83,728)	$—	$—
Minority interest	$(7,200)	$—	$—
Net loss	$(61,541)	$—	$—
Loss per common share	$(5.01)	$—	$—
Dividends declared per common share(1)	$0.60	$—	$—
Weighted average common shares outstanding-basic and diluted	12,291	500	500
Balance Sheet Data:
Total assets	$1,976,197	$205,000	$50,000
Long-term obligations	$—	$—

(1)	The Company paid its first dividends in January 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Paladin Realty Income Properties, Inc., our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors, including those factors set forth in Item 1A of this Annual Report on Form 10-K and other factors presented throughout this report.

We are a recently formed company that intends to invest in a diversified portfolio of real estate properties, focusing primarily on properties that produce current income. In addition, we may make or acquire mortgage loans secured by, or preferred equity investments in entities that own, the same types of properties that we may acquire directly, which we refer to collectively as real estate related investments. We intend to qualify as a real estate investment trust, or REIT, and to elect to be taxed as a REIT beginning with the taxable year ending December 31, 2006, but as of December 31, 2005, we were not qualified as a REIT.

We plan to own substantially all of our assets and conduct our operations through Paladin Realty Income Properties, L.P., our operating partnership. Our sole investment as of December 31, 2005 was an interest in 801 Fiber Optic Drive in the Central Arkansas I-440 Business Park in North Little Rock, Arkansas, which we hold through Paladin OP’s 74% interest in PRIP 801, LLC.

On February 23, 2005, we commenced our initial public offering of 35,000,000 common shares of the Company, par value $0.01 per share to the public on a best efforts basis at a price of $10.00 per share. We also registered up to 3,500,000 common shares under the Registration Statement to be issued during the offering pursuant to our dividend reinvestment plan at a price of $10.00 per share. On December 2, 2005, we reached our minimum offering by receiving $1,246,670 in subscriptions, excluding subscriptions received from Pennsylvania investors. As of March 10, 2006, we had sold 307,660 shares of our common stock in the offering for aggregate gross proceeds of $3,028,139.

We intend to make an election to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code, beginning with the taxable year ending December 31, 2006. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and, if at such time we have previously qualified as a REIT, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ending December 31, 2006, and thereafter we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

Critical Accounting Policies

We believe our most critical accounting policies are the accounting for lease revenues (including straight-line rent), the regular evaluation of whether the value of a real estate asset has been impaired and real estate purchase price allocations. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on our experience, we collect historical data and current market data, and we analyze these assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

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

Joint Venture Investments

We will evaluate our joint venture investments in accordance with Financial Accounting Standards Board, Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which we refer to as FIN 46R. If we determine that the joint venture is a “variable interest entity,” or a “VIE,” and that we are the “primary beneficiary” as defined in FIN 46R, we would account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which we are not the primary beneficiary, we will consider other relevant accounting literature including Accounting Principle Board Opinion 18—The Equity Method of Accounting for Investments in Common Stock, Statement of Position 78-9—Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force Issue 04-5 to determine the method of accounting for each of our partially-owned entities. In accordance with the above pronouncements, we will determine whether we should consolidate the entity or account for it on the equity method or cost method. Factors that we will consider in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities would be consolidated. We account for the investment in PRIP 801 under the equity method of accounting as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. The investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Results of Operations

Prior to acquiring an interest in 801 Fiber Optic Drive on November 2, 2005, we had not commenced any operations. In addition, we did not reach our minimum offering of at least $1,000,000 in shares until December 2, 2005, when we received $1,246,670 in subscriptions for 127,690 shares, excluding subscriptions received from Pennsylvania investors. As of December 31, 2005, we had sold 173,527 shares in the offering for aggregate proceeds of $1,709,469 including shares sold to Paladin Realty Partners, LLC. As a result, we had limited operations in 2005, and none prior to the effective date of our registration statement in February 2005.

We had a net loss of approximately $61,541 for the year ended December 31, 2005 primarily as a result of incurring overhead related general and administrative expenses, organization and offering costs, interest expense without sufficient revenues to cover these costs. Our only revenues for the year were $16,243 of interest income on our cash and cash equivalents.

Pursuant to the Advisory Agreement, we must reimburse Paladin Advisors for actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Pursuant to the Advisory Agreement, we will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of our average invested assets of or (2) 25% of our net income (the “2%/25% Rule”), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses of exceeds the 2%/25% Rule in the previous four consecutive fiscal quarters. Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our net income for any period is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under GAAP (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

Paladin Advisors must reimburse the excess expenses to us within 60 days after the end of each fiscal quarter unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any fiscal quarters for which total operating expenses for the 12 months then-ended exceed the 2%/25% Rule, we will send to our stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliates, as applicable, may defer receipt of any portion of the asset management fee or reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates.

As of December 31, 2005, Paladin Advisors and its affiliates had incurred $662,640 in general and administrative expenses on our behalf, $35,886 of which are accrued on the consolidated statement of operations for the year ended December 31, 2005. During the fiscal year ended December 31, 2005, our operating expenses including expenses incurred on our behalf by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $626,754. In accordance with the advisory agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and asset management fees. See Note 5 to our consolidated financial statements. Paladin Advisors was also entitled to acquisition and advisory fees of $93,992 and asset management fees of $3,417 relating to the management of 801 Fiber Optic Drive. The acquisition and advisory fees were capitalized as part of our investment in 801 Fiber Optic Drive. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses.

As of December 31, 2005, Paladin Advisors had incurred on behalf of Paladin REIT organization and offering costs of $3,038,095 on our behalf, $51,134 of which are recorded on the consolidated statement of operations for the year ended December 31, 2005. Pursuant to the advisory agreement, we are obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates will be responsible for the payment of organization and offering expenses to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to us any amount we reimburse them in excess of 3.0% of the gross proceeds from the Offering. As a result, as of December 31, 2005, we recognized $51,134 in organization costs on our consolidated statement of operations, which represents 3% of the gross offering proceeds raised in the Offering as of December 31, 2005. Subject to the 3% limitation, the remaining $2,986,961 in organization and offering costs will be recorded in future periods as we receive additional proceeds of the offering.

Interest expense of $12,066 was related to borrowings we incurred in connection with our acquisition of an interest in 801 Fiber Optic Drive.

During 2005, our share of the equity in earnings of 801 Fiber Optic Drive was $14,987 which is recorded in income of real estate joint venture on our consolidated statement of operations.

The minority interest share of net loss of $7,200 relates to Paladin Advisors’ interest in Paladin OP.

Our results of operations for 2005 are not indicative of future performance due to the limited operations during the year.

During the period from our formation on October 31, 2003 through December 31, 2004, we had not commenced active operations as we had not yet begun our public offering and had not acquired any real estate. As a result, we had no results of operations for those periods.

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Liquidity and Capital Resources

For the year ended December 31, 2005, our source of funds were net proceeds of $1,704,469 from the sale of 173,027 common shares in our initial public offering, distributions from our investment in 801 Fiber Optic Drive of $11,826, together with borrowings from a loan from our sponsor Paladin Realty Partners, LLC to finance a portion of the acquisition of 801 Fiber Optic Drive. We are dependent upon the net proceeds to be received from the offering to conduct our proposed activities. The capital required to purchase real estate and real estate related investments will be obtained from the offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter. We anticipate our sources of funds will continue to primarily consist of the net proceeds of the offering. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Net cash used in operating activities was $8,754, despite a net loss of $61,541 for the year, primarily as a result of an increase of $87,021 in amounts due to affiliates. These amounts due to affiliates primarily consist of $35,886 of general and administrative expenses which Paladin Advisors has incurred on our behalf and $51,134 of organization costs due to Paladin Advisors. Paladin Advisors has deferred receipt (without interest) of reimbursement of these general and administrative expenses and organization costs pursuant to the Advisory Agreement.

Net cash used in investing activities for the year ended December 31, 2005 included our investment in 801 Fiber Optic Drive of $1,700,587, less distributions of operating cash flow from that investment of $11,826.

Net cash provided by financing activities for the year ended December 31, 2005 were $1,563,646. Such increase was related to proceeds from the offering.

The acquisition of 801 Fiber Optic Drive described above was partially funded through the assignment of proceeds from a note by and between our sponsor Paladin Realty Partners, LLC and Wachovia Bank, N.A. dated October 17, 2005 in the amount of $1.7 million, the proceeds of which were contributed to Paladin OP and used to make Paladin OP’s investment in PRIP. On December 28, 2005, we repaid the remaining balance on this note with proceeds from the offering and cash on hand. Paladin Realty repaid the Wachovia Bank, N.A. note with such funds.

Our articles of incorporation do not permit borrowings that would cause our aggregate borrowings to exceed 65% of the aggregate asset value of all of our real estate and real estate related investments, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Because the loan with Paladin Realty caused the Company’s leverage to exceed the 65% leverage limitation specified by our articles of incorporation, our board of directors, including our independent directors, approved the Company’s leverage exceeding 65% in connection with entering into the note with Paladin Realty to acquire 801 Fiber Optic Drive. This loan was repaid on December 28, 2005 and currently the Company has no debt on its books.

Our articles of incorporation further provide that the Company may not borrow money from Paladin Advisors and its affiliates unless such loan is approved by a majority of the Company’s directors, including a majority of the independent directors as fair, competitive and commercially reasonable and no less favorable to the Company than comparable loans between unaffiliated parties under the same circumstances. Our board of directors, including our independent directors, determined that the note was fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances and approved our entering into the note.

As of December 31, 2005, we had not paid any dividends but had accrued $17,639 with respect to dividends declared on December 19, 2005 by our board of directors for the month of December 2005, which totalled approximately $7,200 when paid in January 2006 and dividends declared by our board of directors on December 28, 2005 for the month of January 2006, which totalled approximately $10,400 when paid in February 2006. On January 25, 2006, our board of directors declared dividends for the month of February 2006 which totalled approximately $11,100 when paid in March 2006. These amounts are equal to $0.0016438 per share per day. This amount, if paid each day over a 365-day period, would equal $0.60 per share or a 6.0% annualized rate based on a share price of $10.00.

These dividends were set by our board of directors at a level we believe to be appropriate based upon an evaluation of our assets and liabilities, projected levels of cash flow, additional capital and debt anticipated to be raised or incurred and invested in the future and our projected results of operations. All dividends paid as of the date of this Annual Report on Form 10-K have been paid with distributions we received from our investment in 801 Fiber Optic Drive. However, after payments of such dividends, the funds remaining will not be sufficient to pay all of our general and administrative expenses which are currently being funded by Paladin Advisors in the amounts discussed above. As of December 31, 2005, Paladin Advisors had incurred $3,038,095 in organization and offering expenses on behalf of Paladin REIT, $51,134 of which are accrued on the consolidated statement of operations for the year ended December 31, 2005. In addition, Paladin Advisors and its affiliates had incurred $662,640 in general and administrative expenses on our behalf, $35,886 of which are accrued on the consolidated statement of operations for the year ended December 31, 2005. As described above, Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the previous four consecutive fiscal quarters. During the fiscal year ended December 31, 2005, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $626,754. In accordance with the advisory agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and asset management fees. See Note 5 to our consolidated financial statements. Paladin Advisors was also entitled to acquisition and advisory fees of $93,992 and asset management fees of $3,417 relating to 801 Fiber Optic Drive. The acquisition and advisory fees were capitalized as part of our investment in 801 Fiber Optic Drive. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses including the amounts that are accrued on the consolidated statement of operations for the year ended December 31, 2005. We are obligated to pay these amounts to Paladin Advisors in the future, and the payment of this liability may impact our ability including the amounts that are accrued on the consolidated statement of operations for the year ended December 31, 2005, to pay future dividends. Paladin Advisors is not obligated to either advance funds for the payment of our general and administrative expenses or defer reimbursements of such advances or fees in future periods. Paladin Advisors’ refusal to continue advancing funds for the payment of our general and administrative expenses and/or refusal to continue deferring reimbursements of such advances or fees could have an adverse impact on our ability to pay dividends in future periods. See Item 1A. Risk Factors “Risks Relating To Our Business—We may not have sufficient funds to pay future dividends.”

The amount of dividends to be distributed to our stockholders in the future will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code and any limitations imposed by the terms of indebtedness we may incur and other factors.

As of December 31, 2005, the Company had no outstanding indebtedness, and PRIP 801 had a $1,950,000 mortgage loan, the entire principal of which is due in 2010. The Company’s share of such debt would be $1,443,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding our executive officers is included in Item X of Part I of this report and is incorporated herein by reference. Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10, are incorporated by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005 (our “2006 Proxy Statement”).

We have adopted a Code of Business Conduct & Ethics that applies to each of our officers and directors, each of the officers, managers, principals and real estate professionals of Paladin Realty Partners, LLC, our “Sponsor,” and Paladin Realty Advisors, LLC, our “Advisor.” A copy of the Code of Business Conduct & Ethics is available on our website at www.paladinreit.com. Copies will be furnished upon request. You may mail your requests to the following address: Attn: Counselor, Paladin Realty Income Properties, Inc., 10880 Wilshire Boulevard, Suite 1400, Los Angeles, CA, 90024. If we make any amendments to the Code of Business Conduct & Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from the Code of Business Conduct & Ethics, we will disclose the nature of the amendment or waiver, its effective date and to who it applies on our website or in a report on Form 8-K filed with the SEC.

Item 11. Executive Compensation

Information required by this Item 11 is incorporated by reference to our 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference to our 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information required by this Item 13 is incorporated by reference to our 2006 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this Item 14 is incorporated by reference to our 2006 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Page Number
Index to Consolidated Financial Statements	F-1

Paladin Realty Income Properties, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3

Consolidated Statement of Operations for the year ended December 31, 2005	F-4

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005 and 2004, and the period October 31, 2003 (date of inception) to December 31, 2003	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, and the period October 31, 2003 (date of inception) to December 31, 2003	F-6

Notes to Consolidated Financial Statements	F-7

PRIP 801, LLC

Independent Auditors’ Report	F-21

Balance Sheet as of December 31, 2005	F-22

Statement of Operations for the period October 31, 2005 (date of formation) to December 31, 2005	F-23

Statement of Members’ Equity for the period October 31, 2005 (date of formation) to December 31, 2005	F-24

Statement of Cash Flows for the period October 31, 2005 (date of formation) to December 31, 2005	F-25

Notes to Financial Statements	F-26

2.	Financial Statement Schedules

None.

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending June 30, 2005)

3.2	Bylaws of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending March 31, 2005)

4.1	Form of Subscription Agreement incorporated by reference to the registrant’s Registration Statement on Form S-11 (File No. 333-113863)

10.1	Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P. dated February 28, 2005 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2005)

10.2	Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC, dated February 28, 2006

10.3	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2005)*

10.4	Paladin Realty Income Properties, Inc. Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2005)

10.5	Subscription Escrow Agreement by and between Paladin Realty Income Properties, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2005)

10.6	Purchase Agreement and amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.7	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC dated October 31, 2005 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.8	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

21.1	List of subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

By:	/s/ James R. Worms
James R. Worms
President and Chief Executive Officer

Date: March 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James R. Worms James R. Worms	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2006

/s/ Michael B. Lenard Michael B. Lenard	Executive Vice President, Secretary, Counselor and Director	March 27, 2006

/s/ John A. Gerson John A. Gerson	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 27, 2006

/s/ Harold H. Greene Harold H. Greene	Director	March 27, 2006

/s/ Harvey Lenkin Harvey Lenkin	Director	March 27, 2006

/s/ Michael L. Meyer Michael L. Meyer	Director	March 27, 2006

/s/ Christopher H. Volk Christopher H. Volk	Director	March 27, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending June 30, 2005)

3.2	Bylaws of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending March 31, 2005)

4.1	Form of Subscription Agreement incorporated by reference to the registrant’s Registration Statement on Form S-11 (File No. 333-113863)

10.1	Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P. dated February 28, 2005 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2005)

10.2	Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC, dated February 28, 2006

10.3	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2005)*

10.4	Paladin Realty Income Properties, Inc. Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2005)

10.5	Subscription Escrow Agreement by and between Paladin Realty Income Properties, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2005)

10.6	Purchase Agreement and amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.7	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC dated October 31, 2005 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.8	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

21.1	List of subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

Index Consolidated Financial Statements

Page Number
Index to Consolidated Financial Statements	F-1

Paladin Realty Income Properties, Inc. and Subsidiary
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statement of Operations for the year ended December 31, 2005	F-4
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005 and 2004, and the period October 31, 2003 (date of inception) to December 31, 2003	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, and the period October 31, 2003 (date of inception) to December 31, 2003	F-6
Notes to Consolidated Financial Statements	F-7

PRIP 801, LLC
Independent Auditors’ Report	F-21
Balance Sheet as of December 31, 2005	F-22
Statement of Operations for the period October 31, 2005 (date of formation) to December 31, 2005	F-23
Statement of Members’ Equity for the period October 31, 2005 (date of formation) to December 31, 2005	F-24
Statement of Cash Flows for the period October 31, 2005 (date of formation) to December 31, 2005	F-25
Notes to Financial Statements	F-26

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Paladin Realty Income Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Paladin Realty Income Properties, Inc. and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statement of operations for the year ended December 31, 2005, and the consolidated statements of shareholders’ equity, and cash flows for the years ended December 31, 2005 and 2004, and the period from October 31, 2003 (date of inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paladin Realty Income Properties, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations for the year ended December 31, 2005 and their cash flows for the years ended December 31, 2005 and 2004, and for the period from October 31, 2003 (date of inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

March 21, 2006

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS
Investment in PRIP 801, LLC	$1,838,534	$—
Cash and cash equivalents	71,131	205,000
Restricted cash	50,000	—
Other assets	16,532	—

TOTAL ASSETS	$1,976,197	$205,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to affiliates	$181,013	$—
Unaccepted subscriptions for common shares	50,000	—
Accounts payable and accrued expenses	40,794	—
Dividends payable	17,639	—
Due to shareholders	4,485	—

Total liabilities	293,931	—

Minority interest	192,800	200,000

Shareholders’ equity
Preferred shares, $0.01 par value, 100,000,000 shares authorized as of December 31, 2005 and 2004; none issued or outstanding as of December 31, 2005 and 2004	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized as of December 31, 2005 and 2004; 173,527 shares and 500 shares issued and outstanding as of December 31, 2005 and 2004, respectively	1,735	5
Additional paid-in-capital	1,566,911	4,995
Distributions in excess of earnings	(79,180)	—

Total shareholders’ equity	1,489,466	5,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,976,197	$205,000

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2005

2005
Revenues
Interest income	$16,243

Expenses
General and administrative expenses	36,771
Organization costs	51,134
Interest expense	12,066

Total Expenses	99,971

Loss before equity in earnings and minority interest	(83,728)

Equity in earnings of PRIP 801, LLC	14,987
Minority interest	(7,200)

Net Loss	$(61,541)

Loss per common share	$(5.01)

Weighted average number of common shares outstanding	12,291

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2005 and 2004, and the period October 31, 2003

(date of inception) to December 31, 2003

	Common Shares		Additional Paid-in Capital	Distributions in Excess of Earnings	Total Shareholders’ Equity
	Common shares	Amount
Issuance of common shares	500	$5	$4,995	$—	$5,000

BALANCE, December 31, 2003	500	5	4,995	—	5,000

BALANCE, December 31, 2004	500	5	4,995	—	5,000

Issuance of common shares	173,027	1,730	1,702,739	—	1,704,469
Selling commissions and dealer manager fees	—	—	(140,823)	—	(140,823)
Dividends declared	—	—	—	(17,639)	(17,639)
Net loss	—	—	—	(61,541)	(61,541)

BALANCE, December 31, 2005	173,527	$1,735	$1,566,911	$(79,180)	$1,489,466

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005 and 2004, and the period October 31, 2003

(date of inception) to December 31, 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,541)	$—	$—
Adjustments to reconcile net loss to net cash used in operating activities
Equity in earnings from joint venture	(14,987)	—	—
Minority interest	(7,200)	—	—
Increase in other assets	(16,532)	—	—
Increase in due to affiliates	87,021	—	—
Increase in due to shareholders	4,485	—	—

Net cash used in operating activities	(8,754)	—	—

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate joint venture	(1,700,587)	—	—
Distribution from real estate joint venture	11,826	—	—

Net cash used in investing activities	(1,688,761)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from loan payable	1,700,000	—	—
Payment of loan payable	(1,700,000)	—	—
Proceeds from issuance of common shares	1,704,469	—	5,000
Increase in escrowed investor proceeds	(50,000)	—	—
Unaccepted subscriptions for common stock in restricted cash	50,000	—	—
Selling commissions and dealer manager fees	(140,823)	—	—
Capital contibutions from minority interest	—	195,000	5,000

Net cash provided by financing activities	1,563,646	195,000	10,000

Net increase / (decrease) in cash and cash equivalents	(133,869)	195,000	10,000

Cash and cash equivalents - beginning of period	205,000	10,000	—

Cash and cash equivalents - end of period	$71,131	$205,000	$10,000

Supplemental disclosure of noncash investing and financing activities
Acquisition fees due to affiliate	$93,992	$—	$—

Acquisition costs accrued but unpaid	$40,794	$—	$—

Dividends payable	$17,639	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$12,066	$—	$—

See notes to consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT” or the “Company”), was formed on October 31, 2003 and intends to provide investors the potential for income through investment in a diversified portfolio of real estate properties, focusing primarily on investments that produce current income. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT intends to qualify as a REIT and to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2006, but Paladin REIT has not yet qualified as a REIT. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005. Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

On November 26, 2003, Paladin Realty Partners, LLC (“Paladin Realty”), the sponsor of Paladin REIT, purchased 500 shares of common stock for an aggregate of $5,000 and was admitted as the initial stockholder of Paladin REIT. On February 23, 2005, Paladin REIT’s board of directors amended Paladin REIT’s articles of incorporation to provide for a total of 750,000,000 authorized shares of common stock with a par value of $.01 and 100,000,000 authorized shares of preferred stock with a par value of $.01. On February 23, 2005, Paladin REIT also commenced an offering of its common stock in which it is offering a minimum of $1,000,000 in shares of common stock and a maximum of $385,000,000 in shares of common stock for sale to the public, including $35,000,000 in shares offered pursuant to a dividend reinvestment plan (the “Offering”). Paladin REIT has retained Prospect Financial Advisors, LLC (“Prospect”) to serve as the dealer manager for the Offering pursuant to a Dealer Manager Agreement dated February 28, 2005. Prospect is responsible for marketing Paladin REIT’s shares being offered pursuant to the Offering. The Company’s Registration Statement on Form S-11 (File No. 333-113863) (the “Registration Statement”) relating to the Offering was declared effective under the Securities Act of 1933 on February 23, 2005. Paladin REIT had no operations prior to this date. As of December 31, 2005, Paladin REIT had received proceeds of $1,709,469 for 173,527 shares, including the shares purchased by Paladin Realty.

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

On June 23, 2004, Paladin Advisors made an additional capital contribution to Paladin OP of $195,000, such that its aggregate capital contribution is $200,000, which is part of minority interest on the accompanying consolidated financial statements. During 2005, Paladin REIT contributed the proceeds from the sale of its common stock in the Offering to Paladin OP as additional capital contributions. As of December 31, 2005 and 2004, Paladin Advisor holds a 10.5% and 97.6% limited partnership interest, respectively, and Paladin REIT holds a 89.5% and 2.4% general partnership interest, respectively, in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to continue to increase as Paladin REIT invests net proceeds from the Offering in Paladin OP.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Paladin REIT and its wholly-owned and controlled entities. All intercompany balances and transactions have been eliminated upon consolidation.

Investments in Real Estate Joint Venture

Paladin REIT’s investment in real estate joint venture consists of a joint venture interest in PRIP 801, LLC, which owns a property in Little Rock, Arkansas as described in Note 3. Investment in real estate joint venture is accounted for on the equity basis of accounting and Paladin REIT records its proportionate share of net income or loss on the equity basis. Contributions to and distributions received from the real estate joint venture are reported as increases or decreases in the carrying value of the investment in PRIP 801 LLC.

Paladin REIT will evaluate its investments in accordance with Financial Accounting Standards Board, Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which is referred to as FIN 46R. If Paladin REIT determines that the joint venture is a “variable interest entity” (“VIE”) and that Paladin REIT is the “primary beneficiary” as defined in FIN 46R, it would account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which Paladin REIT is not the primary beneficiary, Paladin REIT will consider other relevant accounting literature including Accounting Principles Board Opinion 18—The Equity Method of Accounting for Investments in Common Stock, Statement of Position 78-9—Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force Issue 04-5 to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, Paladin REIT will determine whether it should consolidate the entity or account for it on the equity method or cost method. Factors that will be considered in determining whether or not Paladin REIT exercises control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that Paladin REIT is deemed to control these entities, these entities would be consolidated. The Company has determined that Paladin OP and the investment in PRIP 801, LLC are not VIEs. Paladin REIT consolidates Paladin OP, as it is the majority owner and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

On a periodic basis Paladin REIT will evaluate whether there are any indicators that the value of its investments in partially-owned entities are impaired. An investment is impaired if Paladin REIT’s estimate of the value of the investment is less than the carrying amount. The ultimate realization of Paladin REIT’s investment in partially-owned entities is dependent on a number of factors including the performance of that entity and market conditions. If Paladin REIT determines that a decline in the value of a partially-owned entity is other than temporary, then Paladin REIT would record an impairment charge.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Investments in Real Estate

Paladin REIT will allocate the purchase price of an acquired property to tangible assets (which includes land, buildings and tenant improvements) based on the estimated fair values of those tangible assets assuming the building was vacant. Paladin REIT will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Paladin REIT will amortize any capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Paladin REIT will amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

Paladin REIT will measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant. Paladin REIT’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors Paladin REIT may consider in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. Paladin REIT will also consider information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, Paladin REIT will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Paladin REIT will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on Paladin REIT’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics Paladin REIT will consider in allocating these values include the nature and extent of its

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

Paladin REIT will amortize the value of in-place leases to expense over the initial term of the respective leases, which we would not expect to exceed 20 years. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

Income Taxes

For the year ending December 31, 2006, Paladin REIT intends to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and intends to be taxed as such beginning with its taxable year ending December 31, 2006. To qualify as a REIT, Paladin REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, Paladin REIT generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If Paladin REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Paladin REIT relief under certain statutory provisions. Such an event could materially adversely affect Paladin REIT’s net income and net cash available for distribution to stockholders. However, Paladin REIT believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that Paladin REIT will remain qualified as a REIT for federal income tax purposes.

Prior to making the election to be taxed as a REIT, Paladin REIT may incur income tax. For the year ended December 31, 2005, Paladin REIT incurred a net loss for income tax purposes and at December 31, 2005 had a net operating loss (“NOL”) carry forward of approximately $60,000 expiring in 2025. Due to its limited operating history, the Company has recorded a full valuation allowance against the deferred tax asset relating to the NOL. There are no other significant temporary differences for which a deferred tax asset or liability is recorded.

Organization and Offering Costs

Organization and offering costs of Paladin REIT are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of Paladin REIT. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or Prospect for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of Prospect and broker-dealers participating in the Offering. Paladin REIT anticipates that, pursuant to the advisory agreement, Paladin REIT will be obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates will be responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to Paladin REIT any amount Paladin REIT reimburses them in excess of 3.0% of the gross proceeds from the Offering.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Paladin Realty had incurred on behalf of Paladin REIT organization and offering costs of approximately $3,038,095 and $1,527,000 as of December 31, 2005 and 2004, respectively. Following receipt of the minimum offering on December 2, 2005, such costs only become a liability of Paladin REIT to the extent they do not exceed 3.0% of the gross proceeds of the Offering. As a result, as of December 31, 2005, Paladin REIT recognized $51,134 in organization expenses in its consolidated statement of operations, which represents 3% of the gross offering proceeds raised in the Offering as of December 31, 2005. Subject to the 3% limitation, the remaining $2,986,961 in organization and offering costs will be reimbursed in future periods as Paladin REIT receives additional proceeds of the Offering. When recorded by Paladin REIT, organizational costs are expensed as incurred, and offering costs will be charged to stockholders’ equity when such amounts are reimbursed to Paladin Advisors or its affiliates from the gross proceeds of the Offering.

Per Share Data

Loss per common share is calculated by dividing the net loss for each period by the weighted average number of common shares outstanding during such period. Diluted loss per common share has not been presented as there were no dilutive potential shares for any period presented. As a result, the basic and diluted loss per share are the same.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares includes proceeds related to subscriptions which were held in escrow but had not been accepted by the Company as of December 31, 2005.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, accounts payable and accrued expenses and dividends payable approximate the carrying values due to the short-term nature of these financial instruments.

Reportable Segments

FASB Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of Enterprise and Related Information, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which is owning interests in real estate investments.

3. Investment in PRIP 801, LLC

On November 2, 2005, Paladin REIT purchased a 63.86% tenant-in-common interest in 801 Fiber Optic Drive in Little Rock, Arkansas (the “Property”) through Paladin OP as described below. The total appraised value of the Property was approximately $4,100,000. The purchase price for the 63.86% interest was $2,618,260, plus approximately $133,000 in closing costs and prepaid escrow amounts.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The interest in the Property was purchased from an unaffiliated third party, Makor, through PRIP 801, LLC (“PRIP”), a Delaware limited liability company. PRIP is a joint venture formed for this acquisition between Paladin REIT and 801 FO, LLC, the remaining 36.14% tenant-in-common interest holder in the Property. The Property is managed by the controlling member of 801 FO, LLC for which it receives a customary property management fee. In connection with the acquisition, Paladin REIT refinanced the existing debt on the Property of approximately $2,400,000, paying down approximately $450,000 and financing the remainder through a loan from CWCapital LLC in the amount of $1,950,000 (the “mortgage loan”). Paladin OP’s ownership interest in PRIP was increased to approximately 74% by the capital advanced in connection with the refinancing.

The acquisition of the Property was partially funded through the assignment of proceeds from a note by and between Paladin Realty and Wachovia Bank, N.A. dated October 17, 2005 (the “Paladin Realty note”) to Paladin REIT in the amount of $1,700,000, the proceeds of which were contributed to Paladin OP and used to make investment in PRIP by Paladin OP. The Paladin Realty note was personally guaranteed by James R. Worms, the Paladin REIT’s President, John A. Gerson, Paladin REIT’s Chief Financial Officer and Michael B. Lenard, Paladin REIT’s Executive Vice President, Secretary and Counselor. Principal and interest on the Paladin Realty note were due on February 28, 2006. Assignment of the proceeds was made pursuant to a note by and between Paladin Realty and Paladin REIT (the “Company note”) on substantially similar terms as the Paladin Realty note. On December 28, 2005, Paladin REIT repaid the remaining balance on the Company note with proceeds from the Offering.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Condensed financial information of PRIP 801, LLC is summarized as follows:

Condensed Balance Sheet

December 31, 2005

ASSETS
Investment in real estate, net	$4,096,524
Other assets	196,401

Total Assets	$4,292,925

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000
Other liabilities	28,680
Members’ equity	2,314,245

Total Liabilities and Members’ Equity	$4,292,925

Company’s share of Members’ Equity	$1,712,548

Condensed Statement of Operations

For the Period November 2, 2005 (inception) to December 31, 2005

Revenues and interest income	$56,390
Expenses	(35,532)

Net income	$20,858

Company’s share of net income	$15,435

The mortgage loan pays interest only at a fixed interest rate of 5.498% through November 1, 2010, the anticipated repayment date. If the mortgage loan is not repaid or refinanced as of the anticipated repayment date, interest will accrue at a rate per annum equal to the greater of (a) 8.498% and (b) the treasury rate plus three percentage points. Pursuant to the terms of a cash management agreement, the borrower is required to post a $550,000 letter of credit by the 25th month anniversary of the loan date, or the lender will sweep and retain all cash flow from the Property. If the borrower does not pay off the loan on November 1, 2010, the lender can apply the letter of credit (or

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

retained cash flow) and will continue to sweep all cash flow to repay the loan. In the event of a default under the loan documents, the cash management agreement further provides that the lender may sweep cash from all accounts maintained by the borrower with the lender (including rent accounts from the property). The estimated principal balance to be due at the anticipated repayment date is $1,950,000.

In general, the mortgage loan may not be prepaid until the earlier of (a) three years or (b) two years after the loan is sold into a securitization pool and the note cannot be retired or paid off except through a defeasance. In general, no sale, encumbrance or other transfer of an interest in the property is permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO, LLC has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, Paladin Realty has agreed to fully indemnify Mr. Gilbert against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the Property and an assignment of rents and personal property. In addition PRIP has entered into an environmental and hazardous substance indemnification agreement.

The agreements contain various covenants, which among other things, limit the ability of the borrowers to incur indebtedness, engage in certain business activities, enter into material leases on the Property and transfer its interest in the Property among others. The loan agreements also contain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the Property and bankruptcy-related defaults. In the event of a default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable.

The following table summarizes on an unaudited pro forma basis, the results of operations for the years ended December 31, 2005 and 2004 and has been prepared to give effect as if the acquisition of the Property occurred on January 1, 2004. The unaudited pro forma results of operations was prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition been consummated as of January 1, 2004.

	2005	2004
Pro forma revenues	$16,243	$0
Pro forma net income (loss)	(54,803)	29,481
Pro forma earnings (loss) per common share	(4.46)	58.96	(a)

(a)	The computation of earnings per share does not take into consideration the impact of additional shares issued in 2005, but rather is based on the 500 shares outstanding in 2004.

4. Shareholders’ Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s articles of incorporation, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common shares as the consideration paid for each such preferred share bears to the book value of each outstanding common share. As of December 31, 2005 and 2004, Paladin REIT had no outstanding preferred shares.

Common Shares

The holder of common shares are entitled to one vote per share upon each matter upon which stockholders of all common shares are entitled to vote, including the election of Paladin REIT’s directors. The articles of incorporation of Paladin REIT prohibit cumulative voting in the election of directors. Therefore, the holders of the majority of the common shares outstanding present in person or by proxy at an annual meeting of stockholders at which a quorum is present can elect the entire board of directors. Subject to the preferences and rights of any class or series of shares, the holders of common shares are entitled to receive Paladin REIT’s net assets available for distribution to stockholders. All shares issued in Paladin REIT’s public offering will be fully paid and non-assessable. Holders of common shares will no have preemptive rights. As of December 31, 2005 and 2004, Paladin REIT had 173,527 and 500 shares outstanding, respectively.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Dividends

The board of directors has declared dividends for the periods listed below to stockholders of record as the close of business each day during the applicable period and paid on the dates listed below.

Period	Annualized Rate Declared (1)	Date Paid
December 2, 2005 to December 30, 2005	6.0%	January 17, 2006
December 31, 2005 to January 31, 2006	6.0%	February 15, 2006

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.

5. Related Party Transactions

Paladin REIT is a party to an advisory agreement dated February 28, 2006 with Paladin Advisors which entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate and real estate related investments, among other services, as well as reimbursement for organization and offering costs incurred by Paladin Advisors on behalf of Paladin REIT (as discussed in Note 2) and certain costs incurred by Paladin Advisors and its affiliates in providing services to Paladin REIT.

The fees Paladin REIT incurs under the advisory agreement are as follows:

Type of Compensation	Form of Compensation
Organization and Offering Costs	Reimbursement of actual expenses, up to 3.0% of gross offering proceeds, or $11,550,000, but which Paladin REIT expects to be approximately 2.0% of gross offering proceeds, or $8,000,000, if the maximum amount is raised pursuant to the Offering.

Acquisition and Advisory Fees	2.75% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 5.5% of the funds advanced by Paladin REIT with respect to the investment.

Asset Management Fee	Annual fee equal to 0.6% of (1) the contract purchase price of a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 1.2% of the funds advanced by Paladin REIT with respect to the investment.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Subordinated Disposition Fee	Lesser of one-half of a competitive real estate commission or 3.0% of the sales price of each property or real estate related investment sold, to be paid only if Paladin Advisors provides a substantial amount of services and only after Paladin REIT has made distributions to its stockholders equal to the aggregate capital contributions by its stockholders (less amounts paid to redeem shares pursuant to the share redemption program) plus an amount equal to an annual 8.0% cumulative, non-compounded return on average invested capital.

Under the advisory agreement, Paladin REIT will reimburse Paladin Advisors for acquisition expenses and other expenses as follows:

Reimbursement of Acquisition Expenses	Reimbursement of actual expenses, up to 0.5% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 1.0% of the funds advanced by Paladin REIT with respect to the investment.

Expense Reimbursement	Reimbursement of actual expenses incurred for administrative and other services provided to Paladin REIT by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Pursuant to the Advisory Agreement, Paladin REIT will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of the average invested assets of Paladin REIT or (2) 25% of the net income of Paladin REIT (the “2%/25% Rule”), and Paladin Advisors must reimburse Paladin REIT quarterly for any amounts by which the operating expenses of Paladin REIT exceeds the 2%/25% Rule in the previous four consecutive fiscal quarters. The average invested assets of Paladin REIT for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. The net income of Paladin REIT for any period is equal to Paladin REIT’s total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by Paladin REIT under GAAP (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

Paladin Advisors must reimburse the excess expenses to Paladin REIT within 60 days after the end of each fiscal quarter unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any fiscal quarters for which total operating expenses for the 12 months then-ended exceed the 2%/25% Rule, Paladin REIT will send it its stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliates, as applicable, may defer receipt of any portion of the asset management fee or reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Amounts due to Affiliate

General and administrative expenses due to affiliate	$35,886
Deferred general and administrative expenses due to affiliate	$662,640
Organization costs due to affiliate	$51,134
Acquisition fees due to affiliate	$93,992
Deferred organization and offering costs due to affiliate	$3,038,095

As of December 31, 2005, Paladin Advisors had incurred $3,038,095 in organization and offering costs on behalf of Paladin REIT, $51,134 of which are accrued on the consolidated statement of operations for the year ended December 31, 2005. In addition, Paladin Advisors and its affiliates had incurred $662,640 in general and administrative expenses on behalf of Paladin REIT, $35,886 of which are accrued on the consolidated statement of operations for the year ended December 31, 2005. During the fiscal year ended December 31, 2005, Paladin REIT’s operating expenses including expenses incurred on behalf of Paladin REIT by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $626,754, which includes deferred general and administrative expenses and asset management fees related to 801 Fiber Optic Drive. In accordance with the advisory agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and asset management fees. Paladin Advisors was also entitled to acquisition and advisory fees of $93,992 and asset management fees of $3,417 relating to 801 Fiber Optic Drive. The acquisition and advisory fees were capitalized as part of Paladin REIT’s investment in 801 Fiber Optic Drive. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses.

In addition, Paladin Advisors holds a limited partnership interest in Paladin OP. This limited partnership interest entitles Paladin Advisors to a subordinated participation interest in addition to its right to participate with other limited partners on a proportionate basis in distributions to limited partners.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Although Paladin Advisors provides all of the advisory services under the advisory agreement relating to investment selection, asset management and investment disposition, its affiliates, including

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Paladin Realty, provide some administrative services to the Company for which they will be reimbursed at cost under the advisory agreement in accordance with the provisions described above. For instance, Paladin Advisors or its affiliates provide accounting and finance, internal audit, investor relations, legal and other administrative services to Paladin REIT.

Paladin Advisors will determine the cost of performing these administrative services, and Paladin REIT will reimburse Paladin Advisors and its affiliates for such costs. Personnel costs, including salaries and overhead associated with such personnel, will be allocated to Paladin REIT based on the percentage of an employee’s time spent performing services for Paladin REIT. General and administrative expenses that are shared among multiple employees will be allocated to Paladin REIT based the proportion that the time that all such employees devote to providing services to Paladin REIT bears to the total work time of all such employees. Any third party expenses paid to any individual or entity other than Paladin Advisors or its affiliates will be reimbursed by Paladin REIT at cost. Reimbursement of such expenses is subject to the 2%/25% Rule described above. Because reimbursable expenses exceeded the 2%/25% Rule for the year ended December 31, 2005, Paladin Advisors has not yet charged for administrative services rendered on behalf of Paladin REIT for the year ended December 31, 2005, but expects to do so in the future.

6. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2005:

	For the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$2,883	$1,485	$1,772	$10,103
Equity in earnings of PRIP 801, LLC	$—	$—	$—	$14,987
Net income / (loss)	$70	$37	$43	$(61,691)
Income / (loss) per common share:	$0.14	$0.07	$0.09	$(5.18)

Diluted income (loss) per common share has not been presented as there were no dilutive potential common shares for the year ended December 31, 2005.

7. Subsequent Events

Sale of Common Shares

As of March 10, 2006, the Company has raised $3,028,139 in offering proceeds through the sale of 308,015 common shares in the offering.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Declaration of Dividends

On January 25, 2006 the board of directors declared dividends for the month of February 2006 in the amount of a 6% annualized return on an investment of $10.00 per share to be paid on March 15, 2006. These dividends are payable to stockholders of record at the close of business on each day during the period, commencing February 1, 2006 and continuing each day thereafter through and including February 28, 2006.

On February 23, 2006 the board of directors declared dividends for the month of March 2006 in the amount of a 6% annualized return on an investment of $10.00 per share to be paid on April 17, 2006. These dividends are payable to stockholders of record at the close of business on each day during the period, commencing March 1, 2006 and continuing each day thereafter through and including March 31, 2006.

On March 24, 2006 the board of directors declared dividends for the month of April 2006 in the amount of a 6% annualized return on an investment of $10.00 per share to be paid on May 15, 2006. These dividends are payable to stockholders of record at the close of business on each day during the period, commencing April 1, 2006 and continuing each day thereafter through and including April 30, 2006.

Stock-based Compensation

Under the terms of the Independent Director Incentive Stock Plan, on March 21, 2006 the Company granted each independent director 3,000 restricted shares. One-third of the independent director restricted stock will vest on each of the first three anniversaries of December 2, 2005, the date Paladin REIT reached its minimum offering.

Independent Auditors’ Report

The Members

PRIP 801, LLC:

We have audited the accompanying balance sheet of PRIP 801, LLC (the Company) as of December 31, 2005, and the related statements of operations, members’ equity, and cash flows for the period from October 31, 2005 (date of formation) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PRIP 801, LLC as of December 31, 2005, and the results of its operations and its cash flows for the period from October 31, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

March 24, 2006

BALANCE SHEET

December 31, 2005

Assets
Real estate, at cost:
Land	$310,000
Building	3,800,000
Accumulated depreciation	(13,476)

4,096,524
Cash and cash equivalents	46,343
Restricted cash	36,990
Acquired in-place lease value, net of accumulated amoritzation of $1,284	58,368
Deferred loan costs, net of accumulated amortization of $1,000	53,134
Prepaid insurance	1,566

Total Assets	$4,292,925

Liabilities and Members’ Equity
Mortgage loan payable	$1,950,000
Prepaid rent	28,180
Management fee payable to affiliate	500

1,978,680
Members’ equity	2,314,245

Total Liabilities and Members’ Equity	$4,292,925

See notes to financial statements

PRIP 801, LLC

STATEMENT OF OPERATIONS

For the Period October 31, 2005 (date of formation) to December 31, 2005

Revenues
Rental income	$56,360
Interest income	30

Total Revenues	56,390

Expenses
Depreciation and amortization expense	14,760
Interest expense	19,166
Insurance expense	313
Management fees	1,000
General and administrative expenses	293

Total Expenses	35,532

Net Income	$20,858

See notes to financial statements

PRIP 801, LLC

STATEMENT OF MEMBERS’ EQUITY

For the Period October 31, 2005 (date of formation) to December 31, 2005

	Capital Contributions	Distributions	Net Income	Balance at December 31, 2005
Paladin Realty Income Properties, LP	$1,708,939	$(11,826)	$15,435	$1,712,548
801 FO, LLC	600,429	(4,155)	5,423	601,697

Total Members’ Equity	$2,309,368	$(15,981)	$20,858	$2,314,245

See notes to financial statements

PRIP 801, LLC

STATEMENT OF CASH FLOWS

For the Period October 31, 2005 (date of formation) to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,858
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization exepense	14,760
Deferred loan costs amortization expense	1,000
Increase in prepaid insurance	(1,566)
Increase in prepaid rent	28,180
Increase in management fee payable to affiliate	500
Restricted cash	(36,990)

Net cash provided by operating activities	26,742

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate and improvements	(3,569,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage loan payable	1,950,000
Deferred loan costs	(54,134)
Contributions from members	1,708,939
Distributions to members	(15,981)

Net cash provided by financing activities	3,588,824

Net increase in cash and cash equivalents	46,343
Cash and cash equivalents - beginning of period	—

Cash and cash equivalents - end of period	$46,343

Supplemental disclosure of non cash financing and investing activities:
Contribution of real estate and improvements by member in exchange for membership interest	$600,429
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,166

See notes to financial statements

PRIP 801, LLC

Notes to Financial Statements

December 31, 2005

(1)	Organization

PRIP 801, LLC (“the Company”) was formed on October 31, 2005. On November 2, 2005 Paladin Realty Income Properties, L.P. (“Paladin”) purchased Makor Properties, LLC’s 63.86% tenants-in-common interest in 801 Fiber Optic Drive, North Little Rock, Arkansas which is an existing 56,336 square foot distribution facility (“the Property”) built in 2001 and is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation. 801 FO, LLC (“801 FO”) owned the remaining tenants-in-common interest. On November 2, 2005 both Paladin and 801 FO contributed their tenant-in-common interest in the Property to PRIP 801, LLC. In addition to the purchase of Makor’s interest, Paladin contributed additional capital in conjunction with a refinancing of the mortgage loan on the property and to pay for closing costs of the loan. With these additional capital contributions and the contributions of Paladin’s and 801 FO’s interest in the Property, the new ownership is approximately 74% and 36%, respectively.

Under the terms of the Operating Agreement, the Company shall continue in existence until July 12, 2045. Each Member’s liability shall be limited as set forth in the Company’s Operating Agreement and in accordance with the Delaware Limited Liability Company Act, as defined.

(2)	Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements have been prepared on the historical cost basis of accounting in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

b)	Real Estate

Real estate is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which is 47 years for buildings and improvements. Expenditures for repairs and maintenance are expensed as incurred.

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If the sum of the expected future cash flows (undiscounted and without interest) is less than the Fund’s carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value. There were no charges for impairments in 2005.

c)	In-place Lease

The Company valued the real estate and related in-place lease separately. The value of the in-place lease asset is estimated based on the value of the building as if vacant and land as compared to the purchase price of the Property. The in-place lease asset is amortized over the live of the lease which is 5 years.

PRIP 801, LLC

Notes to Financial Statements

December 31, 2005

d)	Deferred Loan Costs

Loan costs are capitalized and amortized on a straight-line basis over the life of the related loan. The amortization is recorded as a component of interest expense.

e)	Cash and Cash Equivalents

Cash equivalents represent highly liquid investments purchased with an original maturity of three months or less.

f)	Revenue Recognition

The Company’s operations consist of a property which is 100% net-leased to a single tenant who makes monthly rent payments and reimburses the owners for all property expenses (except expenses associated with the roof and structure) and real estate taxes. Rental revenue is recognized on a straight-line basis over the term of the lease.

g)	Accounts Receivable

Bad debts are recorded under the specific identification method, whereby, uncollectible receivables are directly written off when identified. There were no bad debts recorded in 2005.

h)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations for the period. Actual results could differ from those estimates.

i)	Income Taxes

Since a limited liability company as an entity is not subject to federal and state income taxes as Members are individually liable for their respective share of the Company’s taxable income, no provision has been reflected here in.

(3)	Lease

The aggregate annual future rental income on the non-cancelable operating lease in effect as of December 31, 2005 is as follows:

Year Ending December 31:
2006	$338,160
2007	338,160
2008	338,160
2009	338,160
2010	338,160
Thereafter	197,260

$1,888,060

PRIP 801, LLC

Notes to Financial Statements

December 31, 2005

Total future rental income represents the rent the tenant is required to pay under the terms of the lease exclusive of charges for insurance, real estate taxes and property expenses, which is reimbursed by the tenant.

The tenant also has the option to extend the lease for two additional five year periods. The first option is from August 1, 2011 through July 31, 2016 at $405,792 per annum. The second option is from August 1, 2016 through July 31, 2021 at $446,376 per annum.

(4)	Mortgage Note Payable

On November 2, 2005 the Company entered into a mortgage loan with CW Capital in the amount of $1,950,000 and used the proceeds, plus approximately $450,000 of capital contributed from one of the Members, to repay the existing $2,400,000 loan with another lender. The mortgage loan pays interest only at a fixed interest rate of 5.498% through November 1, 2010, the anticipated repayment date. If the mortgage loan is not repaid or refinanced as of the anticipated repayment date, interest will accrue at a rate per annum equal to the greater of (a) 8.498% and (b) the treasury rate plus three percentage points. Pursuant to the terms of a cash management agreement, the Company is required to post a $550,000 letter of credit by the 25th month anniversary of the loan date, or the lender will sweep and retain all cash flow from the Property. If the Company does not pay off the loan on November 1, 2010, the lender can apply the letter of credit (or retained cash flow) and will continue to sweep all cash flow to repay the loan. In the event of a default under the loan documents, the cash management agreement further provides that the lender may sweep cash from all accounts maintained by the Company with the lender (including rent accounts from the property). The estimated principal balance to be due at the anticipated repayment date is $1,950,000.

In general, the mortgage loan may not be prepaid until the earlier of (a) three years or (b) two years after the loan is sold into a securitization pool and the note cannot be retired or paid off except through a defeasance. In general, no sale, encumbrance or other transfer of an interest in the property is permitted without the lender’s prior written consent. Alex Gilbert, the managing Member of 801 FO, has guaranteed the non-recourse standard loan representations and warranties, and in exchange for his guarantee, Paladin has agreed to fully indemnify him against any defaults caused by the Company through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the Property and an assignment of rents and personal property. In addition Paladin has entered into an environmental and hazardous substance indemnification agreement.

The agreements contain various covenants, which among other things, limit the ability of the Company to incur indebtedness, engage in certain business activities, enter into material leases on the Property and transfer its interest in the Property among others. The loan agreements also contain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the Property and bankruptcy-related defaults. In the event of a default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable.

(5)	Related Party Transactions

801 FO is entitled to an annual management fee equal to $6,000 which is paid quarterly. For 2005 $1,000 has been incurred, $500 has been paid and $500 is recorded as management fee payable to affiliate.