Form 10-Q
period 2006-03-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2006-05-10
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ an accelerated filer ☐ or a non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 17, 2006, there were 336,004 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Paladin Realty Income Properties, Inc. and Subsidiary Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	1

	Paladin Realty Income Properties, Inc. and Subsidiary Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)	2

	Paladin Realty Income Properties, Inc. and Subsidiary Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2006 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Investment in PRIP 801, LLC	$1,838,219	$1,838,534
Cash and cash equivalents	1,029,358	71,131
Restricted cash	125,000	50,000
Prepaid insurance and other assets	180,309	16,532

TOTAL ASSETS	$3,172,886	$1,976,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to affiliates	$78,289	$181,013
Unaccepted subscriptions for common shares	125,000	50,000
Other liabilities	39,500	45,279
Dividends payable	32,257	17,639

Total liabilities	275,046	293,931
Minority interest	190,668	192,800
Shareholders’ equity
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 328,137 shares and 173,527 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	3,281	1,735
Additional paid-in-capital	2,815,434	1,566,911
Distributions in excess of earnings	(111,543)	(79,180)

Total shareholders’ equity	2,707,172	1,489,466

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,172,886	$1,976,197

See notes to condensed consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues
Interest income	$2,103	$2,883

Expenses
General and administrative expenses	10,854	—

Total Expenses	10,854	—

Income / (loss) before equity in earnings and minority interest	(8,751)	2,883
Equity in earnings of PRIP 801, LLC	20,271	—
Minority interest share of income	794	2,813

Net Income	$10,726	$70

Net income per common share
Basic	$0.04	$0.14

Diluted	$0.04	N/A

Weighted average number of common shares outstanding
Basic	246,273	500

Diluted	247,739	N/A

See notes to condensed consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2006

(Unaudited)

	Common Shares		Additional Paid-in Capital	Distributions in Excess of Earnings	Total Shareholders’ Equity
	Common shares	Amount
BALANCE, December 31, 2005	173,527	$1,735	$1,566,911	$(79,180)	$1,489,466
Issuance of common shares	142,610	1,426	1,422,861	—	1,424,287
Selling commissions and dealer manager fees	—	—	(133,201)	—	(133,201)
Offering costs	—	—	(42,729)	—	(42,729)
Issuance of common shares to directors	12,000	120	(120)	—	—
Share-based compensation expense	—	—	1,712	—	1,712
Dividends declared	—	—	—	(43,089)	(43,089)
Net income	—	—	—	10,726	10,726

BALANCE, March 31, 2006	328,137	$3,281	$2,815,434	$(111,543)	$2,707,172

See notes to condensed consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,726	$70
Adjustments to reconcile net income to net cash (used in) / provided by operating activities
Equity in earnings from joint venture	(20,271)	—
Amortization of deferred compensation	1,712	—
Minority interest	794	2,813
Decrease in due to affiliates	(54,918)	—
Increase in prepaid insurance and other assets	(163,777)	—
Increase in other liabilities	35,015	—

Net cash (used in) / provided by operating activities	(190,719)	2,883

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate joint venture	(40,794)	—
Distributions from real estate joint venture	20,586	—

Net cash used in investing activities	(20,208)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	1,424,287	—
Increase in escrowed investor proceeds	(75,000)	—
Increase in unaccepted subscriptions for common stock in restricted cash	75,000	—
Selling commissions and dealer manager fees	(133,201)	—
Offering costs	(42,729)	—
Decrease in due to affiliates	(47,806)
Dividends paid	(28,471)	—
Distributions to minority interest	(2,926)	—

Net cash provided by financing activities	1,169,154	—

Net increase in cash and cash equivalents	958,227	2,883
Cash and cash equivalents - beginning of period	71,131	205,000

Cash and cash equivalents - end of period	$1,029,358	$207,883

Supplemental disclosure of noncash investing and financing activities
Dividends payable	$32,257	$—
Issuance of common stock for compensation plan	$120,000	$—

See notes to condensed consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006 and 2005

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT” or the “Company”), was formed on October 31, 2003 and intends to provide investors the potential for income through investment in a diversified portfolio of real estate properties, focusing primarily on investments that produce current income. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT intends to qualify as a REIT and to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005, as amended February 28, 2006. Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

As of March 31, 2006, Paladin REIT had received proceeds of $3,133,756 for 316,137 shares, including 500 shares purchased by its sponsor, Paladin Realty Partners, LLC (“Paladin Realty”) on November 26, 2003.

Paladin REIT intends to own substantially all of its assets and conduct its operations through Paladin Realty Income Properties, L.P., its operating partnership (the “Paladin OP”). As of March 31, 2006 and December 31, 2005, Paladin Advisors holds a 6.0% and 10.5% limited partnership interest, respectively, and Paladin REIT holds a 94.0% and 89.5% general partnership interest, respectively, in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to continue to increase as Paladin REIT invests net proceeds from the Offering in Paladin OP.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are unaudited; however, amounts presented in the balance sheet as of December 31, 2005 are derived from Paladin REIT’s audited financial statements as of that date. For further information, refer to the financial statements and footnotes of the year ended December 31, 2005 included in Paladin REIT’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 28, 2006. In the opinion of the Company’s management, the statements for the unaudited periods as of and for the period ended March 31, 2006 and 2005 presented in this Form 10-Q include all adjustments necessary to present a fair presentation of such periods. Such adjustments consist of normal recurring items.

The condensed consolidated financial statements include the accounts of Paladin REIT and its wholly-owned and controlled entities. All intercompany balances and transactions have been eliminated in consolidation.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006 and 2005

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

Use of Estimates

The presentation of the condensed consolidated financial statements requires management to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006 and 2005

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

Organization and Offering Costs

Organization and offering costs of Paladin REIT are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of Paladin REIT and directly by Paladin REIT. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or Prospect Financial Advisors, LLC, its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of Prospect and broker-dealers participating in the Offering. Paladin REIT anticipates that, pursuant to the advisory agreement, Paladin REIT will be obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates will be responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to Paladin REIT any amount Paladin REIT reimburses them in excess of 3.0% of the gross proceeds from the Offering.

Paladin REIT incurred organization and offering costs of $3,314,265 and $3,038,095 as of March 31, 2006 and December 31, 2005, respectively. Following receipt of the minimum offering on December 2, 2005, such costs only become a liability of Paladin REIT to the extent they do not exceed 3.0% of the gross proceeds of the Offering. When recorded by Paladin REIT, organization costs are expensed as incurred and offering costs are charged to stockholders’ equity.

As a result, as of March 31, 2006 and 2005, Paladin REIT recognized no organization costs in its condensed consolidated statements of operations and $42,729 in offering costs charged to stockholders’ equity, which represents 3% of the gross offering proceeds raised in the Offering as of March 31, 2006. Subject to the 3% limitation, the remaining $3,221,401 in organization and offering costs, as of March 31, 2006 will be reimbursed in future periods as Paladin REIT receives additional proceeds of the Offering.

During the period ended March 31, 2006 Paladin REIT paid $90,535 of offering costs. Because of the 3% limitation, Paladin REIT only recognized $42,729 as a charged to stockholders’ equity with the remaining $47,806 recorded as a reduction in due to affiliates.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006 and 2005

Expense Reimbursement

Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to Paladin REIT by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Paladin REIT will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceeded the greater of (1) 2% of the average invested assets of Paladin REIT or (2) 25% of the net income of Paladin REIT (the “2%/25% Rule), and Paladin Advisors must reimburse Paladin REIT quarterly for any amounts by which the operating expenses of Paladin REIT exceeds the 2%25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”).

The average invested assets of Paladin REIT for any period are equal to the average book value of Paladin REIT’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. The net income of Paladin REIT for any period is equal to Paladin REIT’s total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by Paladin REIT under general accepted accounting principles (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

Paladin Advisors must reimburse the excess expenses to Paladin REIT within 60 days after the end of each fiscal quarter unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, Paladin REIT will send its stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer receipt of any portion of the asset management fee or reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates.

During the Expense Period ended December 31, 2005, Paladin REIT’s operating expenses including expenses incurred on behalf of Paladin REIT by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $626,753. During the Expense Period ended March 31, 2006, Paladin REIT’s operating expenses including expenses incurred on behalf of Paladin REIT by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $719,788. In accordance with the advisory agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and amounts due to affiliates.

Per Share Data

The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006 and 2005

by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common stocks were exercised, where such exercise would result in a lower EPS amount. The diluted EPS includes weighted average unvested restricted shares issued to certain independent directors totaling 12,000 shares for the three months ended March 31, 2006. At March 31, 2005, the Company had not issued any potentially dilutive securities. Accordingly, no diluted earnings per share was computed.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares includes proceeds related to subscriptions which were held in escrow but had not been accepted by the Company as of March 31, 2006 and December 31, 2005.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, other assets, dividends payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments.

Stock-based Compensation

Under the terms of the Independent Director Incentive Stock Plan, Paladin REIT granted 3,000 shares of restricted common stock to each of the four independent directors on March 21, 2006. One-third of the restricted common stock will vest on each of the first three anniversaries of December 2, 2005, the date Paladin REIT reached its minimum offering. There are 60,000 shares in total authorized under the Independent Director Incentive Stock Plan.

On March 21, 2006, Paladin REIT started recording compensation expenses for restricted common stock as required by Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment, revised 2004” (SFAS No. 123(R)). Compensation expenses for common stock unvested at March 21, 2006 is based on the grant date fair value of the common shares calculated under SFAS No. 123(R) and will be recognized using the straightline attribution method. Compensation expense is only recorded for common shares expected to be vested. Paladin REIT recognizes the expense related to these shares over the vesting period. For the quarter ended March 31, 2006, Paladin REIT recorded $1,712 of related compensation expense and included such amounts in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Reportable Segments

FASB Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of Enterprise and Related Information, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which is owning interests in real estate investments.

3. Investment in PRIP 801, LLC

Paladin REIT has a 74% interest in PRIP 801, LLC, a joint venture between Paladin REIT and 801 FO, LLC, which owns 801 Fiber Optic Drive. 801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100%

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006 and 2005

leased to FedEx Ground Package System, Inc., which we refer to as FedEx Ground, pursuant to a ten year net lease that commenced on August 1, 2001 and expires on July 31, 2011. FedEx Ground is a subsidiary of FedEx Corporation, a provider of transportation, e-commerce and supply management services. FedEx Ground also has the option to extend the lease for two additional five year periods. The first option is through July 31, 2016 at $405,792 per annum. The second option is through July 31, 2021 at $446,376 per annum.

Condensed financial information of PRIP 801, LLC is summarized as follows:

Condensed Balance Sheets

ASSETS
	March 31, 2006	December 31, 2005
Investment in real estate, net	$4,076,310		$4,096,524
Other assets	199,353		196,401

Total Assets	$4,275,663		$4,292,925

LIABILITIES AND MEMBERS’ EQUITY

Mortgage loan payable	$1,950,000		$1,950,000
Other liabilities	10,936		28,680
Members’ equity	2,314,727		2,314,245

Total Liabilities and Members’ Equity	$4,275,663		$4,292,925

Company’s share of members’ equity	$1,712,905		$1,712,548

Condensed Statements of Operations
	Three months ended March 31,
	2006	2005
Revenues and interest income	$84,871	$	N/A
Expenses	(56,570)		N/A

Net income	$28,301	$	N/A

Company’s share of net income	$20,943	$	N/A

The mortgage loan pays interest only at a fixed interest rate of 5.498% through November 1,

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006 and 2005

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

The following table summarizes on an unaudited pro forma basis, the results of operations for the period ended March 31, 2005 and has been prepared to give effect as if the acquisition of the Property occurred on January 1, 2005. The unaudited pro forma results of operations was prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition been consummated as of January 1, 2005.

March 31, 2005
Pro forma revenues	$0
Pro forma net income	2,021
Pro forma earnings per common share	4.04

Diluted income per common share has not been presented as there were no dilutive potential common shares for the period ended March 31, 2005.

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006 and 2005

4. Shareholders’ Equity

Dividends

The board of directors has declared dividends for the periods listed below to stockholders of record as the close of business each day during the applicable period and paid on the dates listed below.

Period	Annualized Rate Declared (1)	Date Paid/To be Paid
February 1, 2006 to February 28, 2006	6.0%	March 15, 2006
March 31, 2006 to March 31, 2006	6.0%	April 17, 2006
April 1, 2006 to April 30, 2006	6.0%	May 15, 2006

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.

5. Related Party Transactions

Paladin REIT is a party to an advisory agreement dated February 28, 2005, as amended and restated February 28, 2006, with Paladin Advisors which entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate and real estate related investments, among other services, as well as reimbursement for organization and offering costs incurred by Paladin Advisors on behalf of Paladin REIT (as discussed in Note 2) and certain costs incurred by Paladin Advisors and its affiliates in providing services to Paladin REIT.

Amounts due to Affiliate

	March 31, 2006	December 31, 2005
General and administrative expenses due (from) to affiliate (1)	($19,031)	$35,887
Organization and offering costs due to affiliate (2)	3,328	51,134
Acquisition fees due to affiliate	93,992	93,992

Total due to affiliate	$78,289	$181,013
Deferred general and administrative expenses due to affiliate	$700,767	$662,640
Deferred organization and offering costs due to affiliate	$3,223,729	$3,038,095

(1)	During the period ended March 31, 2006 Paladin REIT paid $64,060 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), Paladin REIT recognized $9,142 of general and administrative expenses in its condensed consolidated statement of operations with the remaining $54,918 recorded as due from affiliates. As of March 31, 2006, Paladin REIT had accrued $35,887 in general and administrative expenses due to affiliate. The net balance of $19,031 in general and administrative expenses due from affiliate will be offset in the future as Paladin Advisors incurs additional general and administrative expenses on behalf of Paladin REIT.

(2)

During the three month period ended March 31, 2006, Paladin REIT paid $90,535 of offering costs. Due to the application of the 3% limitation (as discussed in Note 2), Paladin REIT recognized $42,729 as a charge to stockholders’ equity with the remaining $47,806 recorded as due from affiliates. As of March 31, 2006, Paladin REIT had accrued $51,134 in organization

Paladin Realty Income Properties, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006 and 2005

and offering costs due to affiliate. Paladin Advisors has elected to defer (without interest) the net balance of $3,328 in organization and offering costs due to affiliates.

6.	Subsequent Events

Sale of Common Shares

As of April 17, 2006, the Company has raised $3,331,958 in offering proceeds through the sale of 336,004 common shares in the offering.

Declaration of Dividends

On April 24, 2006 the board of directors declared dividends for the month of May 2006 in the amount of a 6% annualized return on an investment of $10.00 per share to be paid on June 15, 2006. These dividends are payable to stockholders of record at the close of business on each day during the period, commencing May 1, 2006 and continuing each day thereafter through and including May 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements of Paladin Realty Income Properties, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Paladin Realty Income Properties Inc., a Maryland corporation, and, as required by context, Paladin Realty Income Properties, L.P., which we refer to as “Paladin OP.”

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in our Annual Report on Form 10-K for the fiscal period ended December 31, 2005, including those set forth under the section captioned “Item 1A. Risk Factors”;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Paladin Realty Income Properties, Inc., our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our condensed consolidated financial statements and the accompanying notes thereto contained in Item 1 of this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors, including those factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and other factors presented throughout this report.

We are a recently formed company that intends to invest in a diversified portfolio of real estate properties, focusing primarily on properties that produce current income. In addition, we may make or acquire mortgage loans secured by, or preferred equity investments in entities that own, the same types of properties that we may acquire directly, which we refer to collectively as real estate related investments. We intend to qualify as a real estate investment trust, or REIT, and to elect to be taxed as a REIT beginning with the taxable year ending December 31, 2006.

We plan to own substantially all of our assets and conduct our operations through Paladin Realty Income Properties, L.P., our operating partnership. Our sole investment as of March 31, 2006 was an interest in 801 Fiber Optic Drive in the Central Arkansas I-440 Business Park in North Little Rock, Arkansas, which we hold through Paladin OP’s 74% interest in PRIP 801, LLC. As of the date of this Quarterly Report, we have also entered into a non-binding letter of intent with Buckingham Companies for the purchase of a 70% membership interest in a single-purpose limited liability company that owns Champion Farms Apartments at 3700 Springhurst Boulevard in Louisville, Kentucky, which is described further in our Form 10-K for the fiscal year ended December 31, 2005.

On February 23, 2005, we commenced our initial public offering of 35,000,000 common shares of the Company, par value $0.01 per share to the public on a best efforts basis at a price of $10.00 per share. We also registered up to 3,500,000 common shares under the Registration Statement to be issued during the offering pursuant to our dividend reinvestment plan at a price of $10.00 per share. On December 2, 2005, we reached our minimum offering by receiving $1,246,670 in subscriptions, excluding subscriptions received from Pennsylvania investors. As of March 31, 2006, we had sold 316,137 shares of our common stock in the offering for aggregate gross proceeds of $3,133,756, including shares purchased by Paladin Realty.

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

Results of Operations

Prior to acquiring an interest in 801 Fiber Optic Drive on November 2, 2005, we had not commenced any operations. In addition, we did not reach our minimum offering of at least $1,000,000 in shares until December 2, 2005, when we received $1,246,670 in subscriptions for 127,690 shares, excluding subscriptions received from Pennsylvania investors. As of December 31, 2005, we had sold 173,527 shares in the offering for aggregate proceeds of $1,709,469 including shares sold to Paladin Realty Partners, LLC. As a result, we had limited operations in 2005, and none prior to the effective date of our registration statement in February 2005. As of March 31, 2006, we had sold 316,137 shares in the offering for aggregate proceeds of $3,133,756 including shares sold to Paladin Realty Partners, LLC.

We had net income of $10,726 for the three months ended March 31, 2006 primarily relating to $20,271 of equity in earnings of PRIP 801 LLC and interest income of $2,103 offset by general and administrative expenses of $10,854. Net income for the three months ended March 31, 2005 related solely to $2,883 of interest income.

Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. We will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income (the “2%/25% Rule), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”).

Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our net income for any period is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under GAAP (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to Paladin Advisor’s subordinated participation interest in Paladin OP.

Paladin Advisors must reimburse the excess expenses to us within 60 days after the end of each fiscal quarter unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%25% Rule, we will send our stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer receipt of any portion of the asset management fee or reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates.

During the Expense Period ended December 31, 2005, our operating expenses including expenses incurred on our behalf by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $626,753. During the Expense Period ended March 31, 2006, our operating expenses including expenses incurred on our behalf by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $719,788. In accordance with the advisory agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and amounts due to affiliates.

As of March 31, 2006, Paladin Advisors and its affiliates had incurred $700,767 in general and administrative expenses on our behalf, none of which are accrued on the condensed consolidated statement of operations for the three months ended March 31, 2006. As of March 31, 2006, Paladin Advisors was also entitled to acquisition and advisory fees of $93,992 and asset management fees of $8,543 relating to the management of 801 Fiber Optic Drive. The acquisition and advisory fees were capitalized as part of our investment in 801 Fiber Optic Drive. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses. During the three months ended March 31, 2005, we did not record any amounts for general and administrative expenses as all such expenses were paid by Paladin Advisors and its affiliates.

As of March 31, 2006, Paladin Advisors had incurred on behalf of Paladin REIT organization and offering costs of $3,223,729 on our behalf, none of which were recorded on the condensed consolidated statement of operations for the three months ended March 31, 2006, and $51,134 of which were recorded on the condensed consolidated statement of operations for the year ended December 31, 2005. Pursuant to the advisory agreement, we are obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates will be responsible for the payment of organization and offering expenses to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to us any amount we reimburse them in excess of 3.0% of the gross proceeds from the Offering. During the three months ended March 31, 2006, we paid $90,535 of offering costs. Due to the 3% limitation, however, we only recognized $42,729 of such costs, which were recorded as charges to stockholders’ equity. The remaining $47,806 of offering costs are recorded as amounts due from affiliates on our condensed consolidated balance sheets. The remaining $3,220,401 in organization and offering costs will be recorded in future periods as we receive additional proceeds of the offering.

For the three months ended March 31, 2006, our share of the equity in earnings of 801 Fiber Optic Drive was $20,271.

The minority interest share of net income of $794 for the period ended March 31, 2006 and $2,813 for the period ended March 31, 2005 relate to Paladin Realty’s interest in Paladin OP.

Our results of operations for the three months ended March 31, 2005 are not indicative of future performance due to the limited operations during that quarter. During the three months ended March 31, 2005, we had not reached our minimum offering or acquired any real estate or real estate related investments. As a result, we had no results of operations for that period.

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Liquidity and Capital Resources

During the three months ended March 31, 2006, our source of funds were:

•	interest income of $2,103;

•	net proceeds of $1,248,357 from the sale of 142,610 common shares in our initial public offering; and

•	distributions from our investment in 801 Fiber Optic Drive of $20,586.

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

Net cash used in operating activities for the three months ended March 31, 2006 were $190,719, primarily due to a $163,777 prepayment of Directors and Officer’s liability insurance (“D&O”) expenses and a $54,918 decrease in due to affiliates. As described above, our organizational and offering expenses are limited to 3% of the gross offering proceeds of the Offering, and amounts exceeding 3% are reimbursable to us by Paladin Advisors. In addition our operating expenses are limited by the 2%/25% Rule described above. For the period ended March 31, 2006, we paid $54,918 in excess of the 2%/25% Rule and this amount has been recorded in due from affiliates on our condensed consolidated statements of cash flows.

Net cash used in investing activities for the three month period ended March 31, 2006 of $20,208 included $40,794 in legal fees relating to our investment in 801 Fiber Optic Drive accrued as of December 31, 2005 and paid during the three months ended March 31, 2006, less distributions of operating cash flow from that investment of $20,586.

Net cash provided by financing activities for the three months ended March 31, 2006 were $1,169,154 and primarily related to $1,424,287 in proceeds from the issuance of common shares offset by $133,201 in selling commissions and dealer manager fees, $42,729 in offering costs, $47,806 in due to affiliates, $28,471 in dividends paid and $2,926 in distributions to minority interest.

We paid $28,471 in dividends during the three months ended March 31, 2006. On January 25, 2006, the Paladin Realty Income Properties, Inc. board of directors declared dividends for the month of February 2006, which totaled $10,832 when paid in March 2006. On February 23, 2006, the Paladin Realty Income Properties, Inc. board of directors declared dividends for the month of March 2006, which totaled $15,462 when paid in April 2006. On March 24, 2006, the Paladin Realty Income Properties, Inc. board of directors declared dividends for the month of April 2006, which will total $16,900 when paid in May 2006. These amounts are equal to $0.0016438 per share per day. This amount, if paid each day for a 365-day period, would equal a 6.0% annualized rate based on a share price of $10.00.

These dividends were set by our board of directors at a level we believe to be appropriate based upon an evaluation of our assets and liabilities, projected levels of cash flow, additional capital and debt anticipated to be raised or incurred and invested in the future and our projected results of operations. All dividends paid as of the date of this Quarterly Report on Form 10-Q have been paid with distributions we received from our investment in 801 Fiber Optic Drive. However, after payments of such dividends, the funds remaining will not be sufficient to pay all of our general and administrative expenses which are currently being funded by Paladin Advisors in the amounts discussed above. As of March 31, 2006, Paladin Advisors had incurred $3,223,729 in organization and offering expenses on behalf of Paladin REIT, none of which were accrued on the condensed consolidated statement of operations for the three months ended March 31, 2006. In addition, as of March 31, 2006, Paladin Advisors and its affiliates had incurred $700,767 in general and administrative expenses on our behalf, none of which were accrued on the condensed consolidated statement of operations for the three months ended March 31, 2006. As described above, Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in any Expense Period. During the three months ended March 31, 2006, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $719,798. In accordance with the advisory agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and asset management fees. See Note 5 to our condensed consolidated financial statements. As of March 31, 2006, Paladin Advisors was also entitled to acquisition and advisory fees of $93,992 and asset management fees of $8,543 relating to 801 Fiber Optic Drive. The acquisition and advisory fees were capitalized as part of our investment in 801 Fiber Optic Drive. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses including the amounts that are accrued on the condensed consolidated statement of operations for the year ended December 31, 2005. We are obligated to pay these amounts to Paladin Advisors in the future, and the payment of this liability may impact our ability to pay future dividends. Paladin Advisors is not obligated to either advance funds for the payment of our general and administrative expenses or defer reimbursements of such advances or fees in future periods. Paladin Advisors’ refusal to continue advancing funds for the payment of our general and administrative expenses and/or refusal to continue deferring reimbursements of such advances or fees could have an adverse impact on our ability to pay dividends in future periods.

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

As of March 31, 2006, the Company had no outstanding indebtedness, and PRIP 801 had a $1,950,000 mortgage loan, the entire principal of which is due in 2010.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our initial public offering (SEC File No. 333-113863) was declared effective and we commenced our offering efforts. As of March 31, 2006, we had sold 316,137 shares of common stock in the offering, raising gross offering proceeds of $3,133,756 including shares sold to Paladin Realty. From this amount, we have incurred approximately $274,024 in selling commissions and dealer manager fees to Prospect Financial Advisors, LLC, approximately $3,314,265 in organization and offering costs, $93,992 in acquisition and advisory fees and $8,543 in asset management fees.

For information regarding how we used the net proceeds from our initial public offering (along with how we used cash from operating activities) through March 31, 2006, see our condensed consolidated statements of cash flows included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending June 30, 2005)

3.2	Bylaws of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending March 31, 2005)

4.1	Form of Subscription Agreement (incorporated by reference to the registrant’s Registration Statement on Form S-11 (File No. 333-113863))

10.1	Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC, dated February 28, 2006 (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on March 28, 2006)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: May 10, 2006	By:	/s/ James R. Worms
James R. Worms
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ John A. Gerson
John A. Gerson
Executive Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending June 30, 2005)

3.2	Bylaws of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending March 31, 2005)

4.1	Form of Subscription Agreement (incorporated by reference to the registrant’s Registration Statement on Form S-11 (File No. 333-113863))

10.1	Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC, dated February 28, 2006 (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on March 28, 2006)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer