Form 10-Q
period 2006-06-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2006-08-14
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of July 25, 2006, there were 457,365 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 (unaudited)	2

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2006 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Building and improvements	$17,856,281	$—
Land	2,335,545	—
In-place leases	444,349	—
Furniture, fixtures and equipment	467,466	—

	21,103,641	—
Less: Accumulated depreciation and amortization	77,876	—

Total real estate, net	21,025,765	—
Investment in real estate joint venture	1,832,305	1,838,534
Cash and cash equivalents	206,610	71,131
Restricted cash	682,750	50,000
Prepaid insurance and other assets	337,114	16,532

TOTAL ASSETS	$24,084,544	$1,976,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage payable	$16,350,000	$—
Note payable to affiliate	3,100,000	—
Due to affiliates	357,318	181,013
Unaccepted subscriptions for common shares	547,000	50,000
Other liabilities	233,288	45,279
Dividends payable	42,381	17,639

Total liabilities	20,629,987	293,931

Minority interest	188,686	192,800
Shareholders’ equity
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 411,802 shares and 173,527 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	4,118	1,735
Additional paid-in-capital	3,556,922	1,566,911
Distributions in excess of earnings	(295,169)	(79,180)

Total shareholders’ equity	3,265,871	1,489,466

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,084,544	$1,976,197

See notes to condensed consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues
Rental income	$174,132	$—	$174,132	$—
Other income	19,271	—	19,271	—
Interest income	2,777	1,485	4,880	4,368

Total Revenues	196,180	1,485	198,283	4,368

Expenses
Property operating expenses	54,984	—	54,984	—
Real property taxes	11,516	—	11,516	—
General and administrative expenses	91,467	—	102,321	—
Interest expense, including amortization of deferred financing costs	103,321	—	103,321	—
Depreciation and amortization expense	77,876	—	77,876	—

Total Expenses	339,164	—	350,018	—

Income (loss) before equity in earnings and minority interest	(142,984)	1,485	(151,735)	4,368
Equity in earnings from real estate joint venture	21,031	—	41,302	—
Minority interest	(963)	1,448	(169)	4,261

Net Income (Loss)	$(120,990)	$37	$(110,264)	$107

Net income (loss) per common share
Basic	$(0.33)	$0.07	$(0.36)	$0.21

Diluted	$(0.33)	N/A	$(0.36)	N/A

Weighted average number of common shares outstanding
Basic	369,994	500	308,458	500

Diluted	369,994	N/A	308,458	N/A

See notes to condensed consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2006

(Unaudited)

	Common Shares		Additional Paid-in Capital	Distributions in Excess of Earnings	Total Shareholders’ Equity
	Common shares	Amount
BALANCE, December 31, 2005	173,527	$1,735	$1,566,911	$(79,180)	$1,489,466
Issuance of common shares	226,275	2,263	2,255,711	—	2,257,974
Selling commissions and dealer manager fees	—	—	(213,716)	—	(213,716)
Offering costs	—	—	(67,739)	—	(67,739)
Issuance of common shares to directors	12,000	120	(120)	—	—
Share-based compensation expense	—	—	15,875	—	15,875
Dividends declared	—	—	—	(105,725)	(105,725)
Net loss	—	—	—	(110,264)	(110,264)

BALANCE, June 30, 2006	411,802	$4,118	$3,556,922	$(295,169)	$3,265,871

See notes to condensed consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(110,264)	$107
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities
Equity in earnings from joint venture	(41,302)	—
Depreciation and amortization expense	77,876	—
Amortization of deferred financing costs	1,365	—
Amortization of deferred compensation	15,875	—
Minority interest	(169)	4,261
Increase in restricted cash	(135,750)	—
Decrease in due to affiliates	(39,353)	—
Increase in prepaid expenses and other assets	(158,447)	—
Increase in other liabilities	228,803	—

Net cash provided by / (used in) operating activities	(161,366)	4,368

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate and improvements	(21,103,641)	—
Increase in due to affiliates	263,464	—
Investment in real estate joint venture	(40,794)	—
Distributions from real estate joint venture	47,531	—

Net cash used in investing activities	(20,833,440)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage payable	16,350,000	—
Borrowings from note payable to affiliate	3,100,000	—
Deferred loan costs	(163,500)	—
Proceeds from issuance of common shares	2,257,974	—
Increase in escrowed investor proceeds	(497,000)	—
Increase in unaccepted subscriptions for common stock in restricted cash	497,000	—
Selling commissions and dealer manager fees	(213,716)	—
Offering costs	(67,739)	—
Decrease in due to affiliates	(47,806)	—
Dividends paid	(80,983)	—
Distributions to minority interest	(3,945)	—

Net cash provided by financing activities	21,130,285	—

Net increase in cash and cash equivalents	135,479	4,368
Cash and cash equivalents - beginning of period	71,131	205,000

Cash and cash equivalents - end of period	$206,610	$209,368

Supplemental disclosure of noncash investing and financing activities
Dividends payable	$42,381	$—
Issuance of common stock for compensation plan	$120,000	$—
Supplemental disclosure of cashflow information
Cash paid during the period for interest	$69,957	$—

See notes to condensed consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2006 and 2005

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 and intends to provide investors the potential for income through investment in a diversified portfolio of real estate properties, focusing primarily on investments that produce current income. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT intends to qualify as a REIT and to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005, as amended February 28, 2006 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (SEC File No. 333-113863) (the “Offering”) was declared effective and Paladin REIT commenced its offering efforts. As of June 30, 2006, Paladin REIT had received proceeds of $3,967,443 for 411,802 shares, including 500 shares purchased by its sponsor, Paladin Realty Partners, LLC (“Paladin Realty”) on November 26, 2003.

Paladin REIT intends to own substantially all of its assets and conduct its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of June 30, 2006 and December 31, 2005, Paladin Advisors holds a 4.8% and 10.5% limited partnership interest, respectively, and Paladin REIT holds a 95.2% and 89.5% general partnership interest, respectively, in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to continue to increase as Paladin REIT invests net proceeds from the Offering in Paladin OP. Paladin REIT and its consolidated subsidiaries are together referred to as the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2005 are derived from the Company’s audited financial statements as of that date. For further information, refer to the financial statements and footnotes for the year ended December 31, 2005 included in the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 28, 2006. In the opinion of the Company’s management, the statements for the unaudited period as of June 30, 2006 and for the periods ended June 30, 2006 and 2005 presented in this Form 10-Q include all adjustments necessary to present a fair presentation of such periods. Such adjustments consist of normal recurring items.

The condensed consolidated financial statements include the accounts of Paladin REIT and its wholly-owned and controlled entities. All intercompany balances and transactions have been eliminated in consolidation.

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. The Company allocates the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, the Company allocates costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The Company depreciates the building and fixtures based on the expected useful life of the asset, which is 45 years for the building and improvements and a range of 5 to 7 years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from one year to twenty four months. This amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Expenditures for repairs and maintenance are expensed as incurred.

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If the sum of the expected future cash flows (undiscounted and without interest) is less than the Company’s carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value.

Investments

The Company evaluates its investments in accordance with Financial Accounting Standards Board, Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, which is referred to as FIN 46R. If the Company determines that the joint venture is a “variable interest entity” (“VIE”) and that the Company is the “primary beneficiary” as defined in FIN 46R, it will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which the Company is not the primary beneficiary, the Company considers other relevant accounting literature including Accounting Principles Board Opinion 18— “The Equity Method of Accounting for Investments in Common Stock”, Statement of Position 78-9— “Accounting for Investments in Real Estate Ventures”, and Emerging Issues Task Force Issue 04-5 to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, the Company determines whether it should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not the Company exercises control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of the Company’s partners. To the extent that the Company is deemed to control these entities, these entities will be consolidated.

As of June 30, 2006, Paladin REIT holds a 95.2% ownership interest in Paladin OP and through Paladin OP holds a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”) and a 74% ownership interest in PRIP 801, LLC as described in note 3. Paladin REIT has determined that Paladin OP and its investments in Springhurst and PRIP 801, LLC are not VIEs. Paladin REIT consolidates Paladin OP and Springhurst, as it is the majority owner and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

On a periodic basis the Company will evaluate whether there are any indicators that the value of its investments in partially-owned entities are impaired. An investment is impaired if the Company’s estimate of the value of the investment is less than the carrying amount. The ultimate realization of the Company’s investment in partially-owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially-owned entity is other than temporary, then the Company would record an impairment charge.

Deferred Loan Costs

Loan costs are capitalized and amortized on a straight-line basis over the life of the related loan. The amortization is recorded as a component of interest expense.

Revenue Recognition

The Company primarily leases residential apartments to tenants under non-cancellable operating lease with terms ranging from 3 to 24 months. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS No. 13”).

Other revenue consists of various tenant related charges and are recognized as revenue in the period in which the applicable charge is incurred.

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

Income Taxes

For the year ending December 31, 2006, the Company intends to make an election to be taxed for such year as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

Organization and Offering Costs

Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or Prospect Financial Advisors, LLC (“Prospect”), its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of Prospect and broker-dealers participating in the Offering. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offering and are required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offering.

The Company had incurred organization and offering costs of $3,600,868 and $3,038,095 as of June 30, 2006 and December 31, 2005, respectively, which includes $3,510,183 and $3,038,095, respectively, paid by Paladin Advisors as described in Note 6. Following receipt of the minimum offering on December 2, 2005, such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offering. When recorded by the Company, organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. As of June 30, 2006, the Company has recognized $118,873 of organization and offering costs.

As a result, during the six months ended June 30, 2006 and 2005, the Company recognized no organization costs in its condensed consolidated statements of operations but did recognize $51,134 in organization costs in its condensed consolidated statement of operations for the period ended December 31, 2005.

As of June 30, 2006 and December 31, 2005, $67,739 and $0 in offering costs were charged to stockholders’ equity, respectively.

Subject to the 3% limitation, the remaining $3,481,995 in organization and offering costs as of June 30, 2006 will be recognized in future periods as the Company receives additional proceeds of the Offering.

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

During the Expense Period ended June 30, 2006, Paladin REIT’s operating expenses including expenses incurred on behalf of Paladin REIT by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $522,243. In accordance with the advisory agreement, Paladin REIT recognizes on a quarterly basis amounts not exceeding the 2%/25% Rule and the remaining amounts are recorded as due from affiliates. See Note 6.

Per Share Data

The Company presents both basic and diluted earnings (loss) per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common stocks were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to certain independent directors totaling 12,000 shares for the three and six months ended June 30, 2006 but are excluded from the calculation as their effect would be antidilutive. At June 30, 2005, the Company had not issued any potentially dilutive securities. Accordingly, no diluted earnings per share was computed in 2005.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares includes proceeds related to subscriptions which were held in escrow but had not been accepted by the Company as of June 30, 2006 and December 31, 2005.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, other assets, dividends payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. The fair value of the mortgage and note payable approximate the carrying value.

Stock-based Compensation

Under the terms of the Independent Director Incentive Stock Plan, the Company granted 3,000 shares of restricted common stock to each of the four independent directors on March 21, 2006. One-third of the restricted common stock will vest on each of the first three anniversaries of December 2, 2005, the date the Company reached its minimum offering. There are 60,000 shares in total authorized under the Independent Director Incentive Stock Plan.

On March 21, 2006, the Company started recording compensation expense for restricted common stock as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123(R)”). Compensation expense for common stock unvested at March 21, 2006 is based on the grant date fair value of the common shares calculated under SFAS No. 123(R) and will be recognized using the straightline attribution method. Compensation expense is only recorded for common shares expected to be vested. The Company recognizes the expense related to these shares over the vesting period. For the three and six months ended June 30, 2006, the Company recorded $14,163 and $15,875, respectively, of related compensation expense and included such amounts in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Reportable Segments

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of Enterprise and Related Information”, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which is owning interests in real estate investments.

3. Investments

Investment in Real Estate

On June 5, 2006, a wholly owned subsidiary of Paladin OP, PRIP 3700, LLC, purchased a 70% interest in Springhurst, a joint venture between PRIP 3700, LLC and Buckingham Springhurst, LLC which owns Champion Farms Apartments. Champion Farms Apartments is a 264-unit luxury multifamily rental community built in 2000. The apartment complex is located in a neighborhood of Louisville, Kentucky. The property was approximately 94% occupied as of June 30, 2006. The operating leases of each residential apartment ranges from three to 24 months.

Paladin REIT consolidates the financial statements of Springhurst.

The cost of Paladin OP’s investment in Springhurst was $4,790,000 (including $310,000 of closing costs). Under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), the Company recorded on its consolidated balance sheets the purchase of the 70% membership interest in Springhurst based on the pro rata allocation of the fair values of the assets acquired and the liabilities assumed and the historical financial statement carrying amounts of such net assets. The remaining portion of the values assigned to the assets and liabilities represent the minority interest’s ownership in Springhurst. As a result, the real estate assets were recorded at $20,835,000.

Investment in Unconsolidated Joint Venture

Paladin OP also has a 74% interest in PRIP 801, LLC, a joint venture between Paladin OP and 801 FO, LLC, which owns 801 Fiber Optic Drive. 801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc., (“FedEx Ground”), pursuant to a ten year net lease that commenced on August 1, 2001 and expires on July 31, 2011. FedEx Ground is a subsidiary of FedEx Corporation, a provider of transportation, e-commerce and supply management services. FedEx Ground also has the option to extend the lease for two additional five year periods. The first option is through July 31, 2016 at $405,792 per annum. The second option is through July 31, 2021 at

$446,376 per annum. Paladin OP accounts for its investment in PRIP 801, LLC under the equity method of accounting.

Condensed financial information of PRIP 801, LLC is summarized as follows:

Condensed Balance Sheets

	June 30, 2006	December 31, 2005
ASSETS
Investment in real estate, net	$4,056,096	$4,096,524
Other assets	231,227	196,401

Total Assets	$4,287,323	$4,292,925

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000	$1,950,000
Other liabilities	29,680	28,680
Members’ equity	2,307,643	2,314,245

Total Liabilities and Members’ Equity	$4,287,323	$4,292,925

Company’s share of Members’ Equity	$1,707,663	$1,712,548

Condensed Statements of Operations

	Three months ended June 30,			Six months ended June 30,
	2006	2005		2006	2005
Revenues and interest income	$84,822	$	N/A	$169,693	$	N/A
Expenses	(55,493)		N/A	(112,063)		N/A

Net income	$29,329	$	N/A	$57,630	$	N/A

Company’s share of net income	$21,703	$	N/A	$42,646	$	N/A

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

In general, the mortgage loan may not be prepaid until the earlier of (a) three years or (b) two years after the loan is sold into a securitization pool and the note cannot be retired or paid off except through a defeasance. In general, no sale, encumbrance or other transfer of an interest in the property is permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO, LLC has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, Paladin Realty has agreed to fully indemnify Mr. Gilbert against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the Property and an assignment of rents and personal property. In addition PRIP 801, LLC has entered into an environmental and hazardous substance indemnification agreement.

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

Pro Forma Financial Information

The following table summarizes on an unaudited pro forma basis, the results of operations for the six-month periods ended June 30, 2005 and 2006 and has been prepared to give effect as if the investments in PRIP 801, LLC and Springhurst occurred on January 1, 2005. The unaudited pro forma results of operations was prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition been consummated as of January 1, 2005.

	June 30, 2005	June 30, 2006
Pro forma revenues	$1,117,913	$1,157,273
Pro forma net loss	(436,742)	(247,991)
Pro forma loss per common share	(873.48)	(0.80)

For the six months ended June 30, 2005, diluted loss per common share has not been presented as there were no dilutive potential common shares for the period. For the six months ended June 30, 2006, diluted loss per common share has been excluded as its effect would be antidilutive.

4. Mortgage and Note Payable

Mortgage Payable

In connection with the acquisition of Springhurst, a mortgage loan in an amount of $16,350,000 on the property was put in place. The mortgage loan pays interest only at a fixed interest rate of 6.14% through July 1, 2016, the maturity date, at which time all remaining principal and interest shall become due and payable. In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The estimated balance to be due at the maturity date is $16,350,000. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.

The agreements contain various covenants, which among other things, limit the ability of the borrower to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interest in the property among others. The loan agreements also contain certain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable.

Note Payable to Affiliate

The acquisition of the interest in Springhurst was also partially funded through the assignment of proceeds from a note by and between Paladin Realty and Wachovia Bank, N.A. dated May 30, 2006 (the “Paladin Realty note”) to Paladin REIT in the amount of $3,100,000, the proceeds of which were contributed to Paladin OP and used to make Paladin OP’s investment in Springhurst. The Paladin Realty note is personally guaranteed by James R. Worms, Paladin REIT’s President, John A. Gerson, Paladin REIT’s Chief Financial Officer, and Michael B. Lenard, Paladin REIT’s Executive Vice President, Secretary and Counselor. Paladin Realty is Paladin REIT’s sponsor and Paladin REIT’s executive officers are also officers and principals of Paladin Realty. Assignment of the proceeds was made pursuant to a note by and between Paladin Realty and Paladin REIT (the “Company note”) on substantially similar terms as the Paladin Realty note. The Company note provides for a loan in the amount of $3,100,000, with an interest rate based on LIBOR plus 2.25%, which was

7.53% on June 30, 2006. Payments on the Company note are due in consecutive monthly payments of accrued interest only, commencing on July 1, 2006, and continuing on the same day of each month thereafter until fully paid. The term of the Company note is 180 days from its execution on June 1, 2006. In the event of a default by Paladin REIT under the Company note including nonpayment, false warranty, bankruptcy or certain changes in Paladin REIT’s structure or business, Paladin Realty may accelerate the maturity of the Company note, and charge additional interest at a rate of 3%.

5. Shareholders’ Equity

Dividends

The board of directors has declared dividends for the periods listed below to stockholders of record as the close of business each day during the applicable period and paid on the dates listed below.

Period	Annualized Rate Declared (1)	Date Paid/To be Paid
December 2, 2005 to December 30, 2005	6.0%	January 17, 2006
December 31, 2005 to January 31, 2006	6.0%	February 15, 2006
February 1, 2006 to February 28, 2006	6.0%	March 15, 2006
March 1, 2006 to March 31, 2006	6.0%	April 17, 2006
April 1, 2006 to April 30, 2006	6.0%	May 15, 2006
May 1, 2006 to May 31, 2006	6.0%	June 15, 2006
June 1, 2006 to June 30, 2006	6.0%	July 17, 2006
July 1, 2006 to July 31, 2006	6.0%	August 15, 2006

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.

6. Related Party Transactions

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate and real estate related investments, among other services, as well as reimbursement for organization and offering costs incurred by Paladin Advisors on behalf of the Company (as discussed in Note 2) and certain costs incurred by Paladin Advisors and its affiliates in providing services to the Company.

Amounts due to Affiliate

	June 30, 2006	December 31, 2005
General and administrative expenses due (from) to affiliate (1)	($28,326)	$35,887
Organization and offering costs due to affiliate (2)	28,188	51,134
Acquisition fees due to affiliate	357,456	93,992

Total due to affiliate	$357,318	$181,013
Deferred general and administrative expenses due to affiliate	$786,278	$662,640
Deferred organization and offering costs due to affiliate	$3,510,183	$3,038,095

(1)	During the six months ended June 30, 2006 the Company paid $150,542 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company recognized $86,329 of general and administrative expenses in its condensed consolidated statement of operations with the remaining $64,213 recorded as an offset to due to affiliates. During the three months ended June 30, 2006, the Company paid $86,482 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company recognized $77,187 of general and administrative expenses in its condensed consolidated statement of operations with the remaining $9,295 recorded as an offset to due to affiliates. As of December 31, 2005, the Company had accrued $35,887 in general and administrative expenses due to affiliate. The net balance of $28,326 in general and administrative expenses due from affiliate will be offset in the future as Paladin Advisors incurs additional general and administrative expenses on behalf of the Company.

(2)	During the six months ended June 30, 2006, the Company paid $90,685 of offering costs. Due to the application of the 3% limitation (as discussed in Note 2), the Company recognized $67,739 as a charge to stockholders’ equity with the remaining $22,946 owed from such affiliates which is recorded as an offset to due to affiliates. As of December 31, 2005, the Company had accrued $51,134 in organization and offering costs due to affiliate. Paladin Advisors has elected to defer (without interest) the net balance of $28,188 in organization and offering costs due to affiliates.

7.	Subsequent Events

Sale of Common Shares

As of July 25, 2006, the Company has raised $4,422,470 in offering proceeds through the sale of 457,365 common shares in the offering.

Declaration of Dividends

On July 25, 2006 the board of directors declared dividends for the month of August 2006 in the amount of a 6% annualized return on an investment of $10.00 per share to be paid on September 15, 2006. These dividends are payable to stockholders of record at the close of business on each day during the period, commencing August 1, 2006 and continuing each day thereafter through and including August 31, 2006.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q;

•	the factors referenced in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Paladin Realty Income Properties, Inc., our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our condensed consolidated financial statements and the accompanying notes thereto contained in Item 1 of this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors, including those factors set forth in Item 1A of Part II of this Quarterly Report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and other factors presented throughout this report.

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

We plan to own substantially all of our assets and conduct our operations through Paladin Realty Income Properties, L.P., our operating partnership. As of June 30, 2006, we have acquired two real estate investments: (1) an interest in 801 Fiber Optic Drive in the Central Arkansas I-440 Business Park in North Little Rock, Arkansas, which we hold through Paladin OP’s 74% interest in PRIP 801, LLC and (2) a 70% membership interest in a single-purpose limited liability company that owns Champion Farms Apartments at 3700 Springhurst Boulevard in Louisville, Kentucky, which we hold through Paladin OP’s wholly owned subsidiary, PRIP 3700, LLC.

On June 5, 2006, our wholly owned subsidiary PRIP 3700, LLC purchased a 70% membership interest in Springhurst Housing Partners, LLC (“Springhurst”), a single-purpose limited liability company that owns Champion Farms Apartments at 3700 Springhurst Boulevard in Louisville, Kentucky, pursuant to a Membership Interest Purchase and Sale Agreement, dated May 10, 2006, with Bradley B. Chambers, a resident of the State of Indiana, and Buckingham Investment Corporation, an Indiana corporation (collectively, “Buckingham”), and Springhurst. Buckingham continues to own the remaining 30% interest in Springhurst. Buckingham is unaffiliated with us and our affiliates. Our investment in the property interest, after prorations and adjustments was $4,790,000 (including $310,000 in closing costs). The total appraised value of Champion Farms at April 13, 2006 was $23,500,000.

Champion Farms is a 264-unit luxury multifamily rental community built in 2000. The apartment complex is located in a neighborhood of Louisville, Kentucky. The property was approximately 94% occupied as of June 30, 2006. The operating leases of each residential apartment ranges from three to 24 months.

On February 23, 2005, we commenced our initial public offering of 35,000,000 common shares of the Company, par value $0.01 per share to the public on a best efforts basis at a price of $10.00 per share. We also registered up to 3,500,000 common shares under the Registration Statement to be issued during the offering pursuant to our dividend reinvestment plan at a price of $10.00 per share. On December 2, 2005, we reached our minimum offering by receiving $1,246,670 in subscriptions, excluding subscriptions received from Pennsylvania investors. As of June 30, 2006, we had sold 411,802 shares of our common stock in the offering for aggregate gross proceeds of $3,967,443, including shares purchased by Paladin Realty.

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

Critical Accounting Policies

We believe our most critical accounting policies are the accounting for lease revenues (including straight-line rent), the regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations and accounting for joint ventures. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on our experience, we collect historical data and current market data, and we analyze these assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we allocate costs to the estimated value of the land, building and fixtures assuming the property is vacant, and to the estimated intangible value of the existing lease agreements. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset, which is 45 years for the building and improvements and a range of 5 to 7 years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from one year to twenty four months. This amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Expenditures for repairs and maintenance are expensed as incurred.

We review long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If the sum of the expected future cash flows (undiscounted and without interest) is less than our carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value.

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

Investments in Real Estate

We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which we expect will be approximately 40 years for building and improvements, three to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We apply Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS 144 requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of income for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

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

Investments

We evaluate our investments in accordance with Financial Accounting Standards Board, Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, which we refer to as FIN 46R. If we determine that the joint venture is a “variable interest entity,” or a “VIE,” and that we are the “primary beneficiary” as defined in FIN 46R, we would account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which we are not the primary beneficiary, we will consider other relevant accounting literature including Accounting Principle Board Opinion 18— “The Equity Method of Accounting for Investments in Common Stock”, Statement of Position 78-9— “Accounting for Investments in Real Estate Ventures”, and Emerging Issues Task Force Issue 04-5 to determine the method of accounting for each of our partially-owned entities. In accordance with the above pronouncements, we will determine whether we should consolidate the entity or account for it on the equity method or cost method. Factors that we will consider in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities would be consolidated.

As of June 30, 2006, we hold a 95.2% interest in Paladin OP and through Paladin OP hold a 70% ownership interest in Springhurst and a 74% ownership interest in PRIP 801, LLC. We have determined that Paladin OP and investments in Springhurst and PRIP 801, LLC are not VIEs. We consolidate Paladin OP and Springhurst, as we are the majority owner and exercise control over all significant decisions. We account for the investment in PRIP 801, LLC under the equity method of accounting as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. The investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Results of Operations

Prior to acquiring an interest in 801 Fiber Optic Drive on November 2, 2005, we had not commenced any operations. In addition, we did not reach our minimum offering of at least $1,000,000 in shares until December 2, 2005, when we received $1,246,670 in subscriptions for 127,690 shares, excluding subscriptions received from Pennsylvania investors. As a result, we had limited operations in 2005, and none prior to the effective date of our registration statement in February 2005. As of June 30, 2006, we had sold 411,802 shares in the offering for aggregate proceeds of $3,967,443, including shares sold to Paladin Realty Partners, LLC.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

We had a net loss of $120,990 for the three months ended June 30, 2006 relating to $103,321 in interest expense, including amortization of financing costs, $77,876 in depreciation and amortization expense, $91,467 in general and administrative expenses, $54,984 in property operating expenses and $11,516 in real property taxes offset by $21,031 of equity in earnings of PRIP 801 LLC, $174,132 of rental income at Champion Farms Apartments, $19,271 of other income from Champion Farms Apartments and interest income of $2,777. Net income of $37 for the three months ended June 30, 2005 related solely to $1,485 of interest income net of minority interest.

Pursuant to the advisory agreement between Paladin REIT and Paladin Advisors, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. We will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income (the “2%/25% Rule), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”).

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

During the three months ended June 30, 2006, we paid $86,482 of general and administrative expenses. Due to the application of the 2%/25% Rule, we recognized $77,187 of these general and administrative expenses in our condensed consolidated statement of operations with the remaining $9,295 recorded as an offset to due to affiliate. The remaining $14,280 of general and administrative expenses recorded in our condensed consolidated statement of operations relates primarily to amortization of deferred compensation related to the vesting of restricted shares granted to our independent directors.

As of June 30, 2006, Paladin Advisors and its affiliates had incurred $786,278 in general and administrative expenses on our behalf, none of which are accrued on the condensed consolidated statement of operations for the three months ended June 30, 2006. As of June 30, 2006, Paladin Advisors was also entitled to acquisition and advisory fees of $357,456 and asset management fees of $18,462 relating to the management of 801 Fiber Optic Drive and Champion Farms Apartments. The acquisition and advisory fees were capitalized as part of these investments. Pursuant to the terms of the advisory agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses. During the three months ended June 30, 2005, we did not record any amounts for general and administrative expenses as all such expenses were paid by Paladin Advisors and its affiliates.

As of June 30, 2006, Paladin Advisors and its affiliates had incurred $3,510,183 in organization and offering costs on our behalf. Due to the 3% limitation, however, we only recognized $24,860 of such costs, which were recognized as charges to stockholders’ equity on the condensed consolidated statement of operations for the three months ended June 30, 2006. In addition, during the three months ended June 30, 2006, we paid $150 of offering costs which were also recorded as charges to stockholders’ equity. The remaining $3,481,995 in organization and offering costs will be recorded in future periods as we receive additional proceeds of the offering.

For the three months ended June 30, 2006, our share of the equity in earnings of 801 Fiber Optic Drive was $21,031.

The minority interest of $963 for the three months ended June 30, 2006 relates to Paladin Realty’s interest in Paladin OP and Buckingham’s interest in Springhurst. The minority interest of $1,448 for the three months ended June 30, 2005 relates to Paladin Realty’s interest in Paladin OP.

Our results of operations for the three months ended June 30, 2005 are not indicative of future performance due to the limited operations during that quarter. During the three months ended June 30, 2005, we had not reached our minimum offering or acquired any real estate or real estate related investments. As a result, we had no results of operations for that period.

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

We had a net loss of $110,264 for the six months ended June 30, 2006 primarily relating to $103,321 of interest expense, including amortization of financing costs, $102,321 of general and administrative expenses, $77,876 of depreciation and amortization expense, $54,984 of property operating expenses and $11,516 of real property taxes offset by $174,132 of rental income for Champion Farms Apartments, $19,271 of other income from Champion Farms Apartments and interest income of $4,880. Net income of $107 for the six months ended June 30, 2005 related solely to $4,368 of interest income net of minority interest.

During the six months ended June 30, 2006, we paid $150,542 of general and administrative expenses. Due to the application of the 2%/25% Rule, we recognized $86,329 of these general and administrative expenses in our condensed consolidated statement of operations with the remaining $64,213 recorded as an offset to due to affiliate. The remaining $15,992 of general and administrative expenses recorded in our condensed consolidated statement of operations relates primarily to amortization of deferred compensation related to the vesting of restricted shares granted to our independent directors.

For the six months ended June 30, 2006, our share of the equity in earnings of 801 Fiber Optic Drive was $41,302.

The minority interest of $169 for the six months ended June 30, 2006 relates to Paladin Advisors’ interest in Paladin OP and Buckingham’s interest in Springhurst. The minority interest share of $4,261 for the six months ended June 30, 2005 relates to Paladin Advisors’ interest in Paladin OP.

Our results of operations for the six months ended June 30, 2005 are not indicative of future performance due to the limited operations during that period. During the six months ended June 30, 2005, we had not reached our minimum offering or acquired any real estate or real estate related investments. As a result, we had no results of operations for that period.

Liquidity and Capital Resources

During the six months ended June 30, 2006, our source of funds were:

•	interest income of $4,880;

•	net proceeds of $2,257,974 from the sale of 226,275 common shares in our initial public offering;

•	distributions from our investment in 801 Fiber Optic Drive of $47,531; and

•	rental income and other income at Champion Farms Apartments of $193,403.

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

Net cash provided by (used in) operating activities for the six months ended June 30, 2006 was ($161,366) and $4,368 for the comparable period of 2005.

Net cash used in investing activities for the six months ended was $20,833,440, which included $21,103,641 relating to the purchase of real estate and improvements, increase in due to affiliates of $263,464 relating to payments of closing costs paid by such affiliates, and $40,794 in investment in real estate joint venture offset by distributions from real estate joint venture of $47,531. We had no investment activities during the same period of 2005.

Net cash provided by financing activities was $21,130,285 for the six months ended June 30, 2006 primarily related to $16,350,000 of borrowings from mortgage payable and $3,100,000 of borrowings from note payable relating to the Springhurst Mortgage and the Paladin Realty note described below and $2,257,974 in proceeds from the issuance of common shares in our offering offset primarily by $213,716 of selling commissions and dealer manager fees, $163,500 of deferred loan costs, $67,739 of offering costs, $80,983 of dividends paid and $3,945 of distributions to minority interest. We had no financing activities during the same period of 2005.

In connection with the closing of the Champion Farms acquisition, Springhurst put in place a mortgage loan in an amount of $16,350,000 on the property (the “Springhurst Mortgage”). The mortgage loan pays interest only at a fixed interest rate of 6.14% through July 1, 2016, the maturity date, at which time all remaining principal and interest will become due and payable. In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The estimated balance to be due at the maturity date is $16,350,000. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.

The acquisition of the property interest in Champion Farms was partially funded through the assignment of proceeds from a note by and between Paladin Realty and Wachovia Bank, N.A. dated May 30, 2006 (the “Paladin Realty note”) to us in the amount of $3,100,000, the proceeds of which were contributed to Paladin OP and used to make Paladin OP’s investment in PRIP 3700, LLC. The Paladin Realty note was personally guaranteed by James R. Worms, our President, John A. Gerson, our Chief Financial Officer, and Michael B. Lenard, our Executive Vice President, Secretary and Counselor. Paladin Realty is our sponsor and our executive officers are also officers and principals of Paladin Realty. Assignment of the proceeds was made pursuant to a note by and between Paladin Realty and Paladin REIT dated June 1, 2006 (the “Company note”) on substantially similar terms as the Paladin Realty note. The Company note provides for a loan in the amount of $3,100,000, with an interest rate based on LIBOR plus 2.25%, which was 7.53% on June 30, 2006. Payments on the Company note are due in consecutive monthly payments of accrued interest only, commencing on July 1, 2006, and continuing on the same day of each month thereafter until fully paid. The term of the Company note is 180 days from its execution on June 1, 2006. In the event of a default by Paladin REIT under the Company note including nonpayment, false warranty, bankruptcy or certain changes in Paladin REIT’s structure or business, Paladin Realty may accelerate the maturity of the Company note, and charge additional interest at a rate of 3%.

Our articles of incorporation do not permit borrowings that would cause our aggregate borrowings to exceed 65% of the aggregate asset value of all of our real estate and real estate related investments, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Because the Company note and the Springhurst Mortgage caused Paladin REIT’s leverage to exceed the 65% leverage limitation specified by our articles of incorporation, our board of directors, including our independent directors, approved Paladin REIT’s leverage exceeding 65% in connection with acquiring the interest in Champion Farms Apartments.

Our articles of incorporation further provide that Paladin REIT may not borrow money from Paladin Advisors and its affiliates unless such loan is approved by a majority of Paladin REIT’s directors, including a majority of the independent directors as fair, competitive and commercially reasonable and no less favorable to Paladin REIT than comparable loans between unaffiliated parties under the same circumstances. Our board of directors, including our independent directors, determined that the Company note was fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances and approved our entering into the Company note.

As of June 30, 2006, the Company had $19,450,000 outstanding indebtedness relating to the Company Note and the Springhurst Mortgage, and PRIP 801 had a $1,950,000 mortgage loan, the entire principal of which is due in 2010.

Dividends

We paid $80,983 in dividends during the six months ended June 30, 2006. Our board of directors has declared dividends for the periods listed below to stockholders of record as the close of business each day during the applicable period and paid on the dates listed below.

Period	Annualized Rate Declared (1)	Date Paid	Total Dividends (2)
December 2, 2005 to December 30, 2005	6.0%	January 17, 2006	$7,212
December 31, 2005 to January 31, 2006	6.0%	February 15, 2006	$10,424
February 1, 2006 to February 28, 2006	6.0%	March 15, 2006	$10,832
March 1, 2006 to March 31, 2006	6.0%	April 17, 2006	$15,465
April 1, 2006 to April 30, 2006	6.0%	May 15, 2006	$17,145
May 1, 2006 to May 31, 2006	6.0%	June 15, 2006	$19,905
June 1, 2006 to June 30, 2006	6.0%	July 17, 2006	$20,274

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.

(2)	On June 27, 2006, our board of directors declared dividends for the month of July 2006 which will total approximately $22,100 when paid in August 2006. On July 25, 2006, our board of directors declared dividends for the month of August 2006 which will total approximately $25,300 when paid in September 2006.

These dividends were set by our board of directors at a level we believe to be appropriate based upon an evaluation of our assets and liabilities, projected levels of cash flow, additional capital and debt anticipated to be raised or incurred and invested in the future and our projected results of operations. As of the date of this Quarterly Report on Form 10-Q, we have paid $101,257 in dividends to our stockholders. However, prior to the quarter ended June 30, 2006 we have had negative cash flows from operations and for the quarter ended June 30, 2006 cash flows from operations were insufficient to pay our operating expenses and to cover the dividends we have paid or declared to our stockholders. Specifically, net cash used in operations was $8,754 for the year ended December 31, 2005 including a $87,021 in increase due to affiliates and net cash used in operations was $161,366 for the six months ended June 30, 2006 including a $39,353 decrease in due to affiliates. Because our cash flows from operations have been insufficient to pay our operating expenses and to cover the dividends we have paid or declared to our stockholders through the date of this Quarterly Report on Form 10-Q, we cannot assure you that we will be able to continue paying dividends to our stockholders at our historical per-share amounts, or that the dividends we pay will not decrease or be eliminated in the future. In order to permit us to pay dividends declared to date, we have used cash distributions from our investments, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of these expense payments and its receipt of asset management and acquisition and advisory fees.

As of June 30, 2006, Paladin Advisors had paid on our behalf $3,510,183 in organization and offering costs, none of which has been repaid to Paladin Advisors. In addition, as of June 30, 2006, Paladin Advisors and its affiliates had paid on our behalf $786,278 in general and administrative expenses, none of which has been repaid to Paladin Advisors. As described above, Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in any Expense Period. During the Expense Period ended June 30, 2006, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $522,243. In accordance with the advisory agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and asset management fees. See Note 6. As of June 30, 2006, Paladin Advisors was also entitled to acquisition and advisory fees of $357,456 and asset management fees of $18,462 relating to 801 Fiber Optic Drive and Champion Farms Apartments. The acquisition and advisory fees were capitalized as part of these investments. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses including the amounts that are accrued on the condensed consolidated statement of operations for the six months ended June 30, 2006.

We are obligated to pay these amounts to Paladin Advisors in the future, and the payment of these obligations may impact our ability to pay future dividends. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. At such time as Paladin Advisors requires us to reimburse such expense payments or pay those fees, or if Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expense payments or fees, our ability to pay dividends to our stockholders could be adversely affected, and we may be unable to pay dividends to our stockholders, or such dividends could decrease significantly. Additionally, if Paladin Advisors continues to pay expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact on our ability to pay dividends in future periods as well as potentially adversely impact the value of your investment.

The amount of dividends to be distributed to our stockholders in the future will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of dividends (including whether Paladin Advisors continues to pay expenses or defer and/or defer reimbursement of expense payments or fees), our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code and any limitations imposed by the terms of indebtedness we may incur and other factors.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS

To date cash flows from operations were insufficient to pay our operating expenses and to cover the dividends we have paid and/or declared. In order to permit us to pay dividends, Paladin Advisors has paid expenses on our behalf and deferred the reimbursement of such expense payments and its receipt of fees we owe Paladin Advisors. We cannot assure you that in the future we will be able to achieve cash flows necessary to pay both our expenses and dividends at our historical per share amounts, or to maintain dividends at any particular level, if at all.

Because our cash flows from operations have been insufficient to pay our operating expenses and to cover the dividends we have paid or declared to our stockholders through the date of this Quarterly Report on Form 10-Q, we cannot assure you that we will be able to continue paying dividends to our stockholders at our historical per-share amounts, or that the dividends we pay will not decrease or be eliminated in the future. As of the date of this Quarterly Report on Form 10-Q, we have paid $101,257 in dividends to our stockholders. In order to permit us to pay dividends declared to date, we have used cash distributions from our investments, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of expense payments and its receipt of asset management and acquisition and advisory fees.

Specifically, as of June 30, 2006, Paladin Advisors paid on our behalf $3,510,183 in organization and offering costs, none of which has been repaid to Paladin Advisors. In addition, Paladin Advisors and its affiliates paid on our behalf $786,278 in general and administrative expenses, none of which has been repaid to Paladin advisors.

Pursuant to the Advisory Agreement, we will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Rule”, and Paladin Advisors must reimburse us quarterly for any amounts by which the operating expenses of Paladin REIT exceed the 2%/25% Rule in the previous four consecutive fiscal quarters. During the previous four fiscal quarters, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $522,243, which includes general and administrative expenses and asset management fees related to 801 Fiber Optic Drive and Champion Farms Apartments. In accordance with the advisory agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and asset management fees. See Note 6 to our condensed consolidated financial statement for the six months ended June 30, 2006. Paladin Advisors was also entitled to acquisition and advisory fees of $357,456 and asset management fees of $18,462 relating to 801 Fiber Optic Drive and Champion Farms Apartments. The acquisition and advisory fees were capitalized as part of the investment. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses.

We are obligated to pay these amounts to Paladin Advisors in the future, and the payment of these obligations may impact our ability to pay future dividends. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of expense payments or fees in future periods. At such time as Paladin Advisors requires us to reimburse such expense payments or pay those fees, or if Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expense payments or fees, our ability to pay dividends to our stockholders could be adversely affected, and we may be unable to pay dividends to our stockholders, or such dividends could decrease significantly. Additionally, if Paladin Advisors continues to pay expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact our ability to pay dividends in future periods as well as potentially adversely impact the value of your investment.

Our directors will determine the amount and timing of future cash dividends to our stockholders based on many factors, including the amount of funds available for distribution (including whether Paladin Advisors continues to pay expenses and/or defer reimbursement of expense payments or fees), our financial condition, requirements we must meet to qualify to be taxed as a REIT, whether to reinvest or distribute such funds, capital expenditures and reserve requirements and general operational requirements. The amount of funds available for distribution will be affected by our ability to identify and make real estate or real estate related investments as offering proceeds become available, the returns on those real estate or real estate related investments we make and our operating expense levels, as well as many other variables. We cannot predict how long it may take to identify additional real estate or real estate related investments, to raise sufficient proceeds or to make real estate or real estate related investments. We likewise cannot predict whether we will generate sufficient cash flow to continue to pay dividends at historical levels or at all.

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

There were no other material changes in our Risk Factors as previously disclosed in Item 1A of our Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our initial public offering (SEC File No. 333-113863) was declared effective and we commenced our offering efforts. As of June 30, 2006, we had sold 411,802 shares of common stock in the offering, raising gross offering proceeds of $3,967,443 including shares sold to Paladin Realty. From this amount, we have incurred $354,539 in selling commissions and dealer manager fees to Prospect Financial Advisors, LLC, $3,600,868 in organization and offering costs, $357,456 in acquisition and advisory fees and $18,462 in asset management fees

For information regarding how we used the net proceeds from our initial public offering (along with how we used cash from operating activities) through June 30, 2006, see our condensed consolidated statements of cash flows included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 6, 2006, we held our 2006 Annual Meeting of Stockholders. The following matter was submitted to a vote of stockholders: the election of directors to hold office until the 2007 annual meeting of shareholders and until their successors are elected.

The results of the voting by the stockholders for directors are presented below:

Director	Number of Votes For	Number of Votes Withheld
James R. Worms	164,067.7266	—
Michael B. Lenard	164,067.7266	—
John A. Gerson	164,067.7266	—
Harold H. Greene	164,067.7266	—
Harvey Lenkin	164,067.7266	—
Michael L. Meyer	164,067.7266	—
Christopher H. Volk	164,067.7266	—

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending June 30, 2005)

3.2	Bylaws of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending March 31, 2005)

4.1	Form of Subscription Agreement (incorporated by reference to the registrant’s Registration Statement on Form S-11 (File No. 333-113863))

10.1	Membership Interest Purchase and Sale Agreement, dated May 10, 2006, by and among PRIP 3700, LLC, Bradley B. Chambers, Buckingham Investment Corporation and Springhurst Housing Partners, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on May 12, 2006)

10.2	Amended and Restated Operating Agreement of Springhurst Housing Partners, LLC, dated as of June 1, 2006, by and between PRIP 3700, LLC and Buckingham Springhurst, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 9, 2006)

10.3	Promissory Note, dated June 1, 2006, between Paladin Realty Income Properties, Inc. and Paladin Realty Partners, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 9, 2006)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: August 11, 2006	By:	/s/ James R. Worms
James R. Worms President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2006	By:	/s/ John A. Gerson
John A. Gerson Executive Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending June 30, 2005)

3.2	Bylaws of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending March 31, 2005)

4.1	Form of Subscription Agreement (incorporated by reference to the registrant’s Registration Statement on Form S-11 (File No. 333-113863))

10.1	Membership Interest Purchase and Sale Agreement, dated May 10, 2006, by and among PRIP 3700, LLC, Bradley B. Chambers, Buckingham Investment Corporation and Springhurst Housing Partners, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on May 12, 2006)

10.2	Amended and Restated Operating Agreement of Springhurst Housing Partners, LLC, dated as of June 1, 2006, by and between PRIP 3700, LLC and Buckingham Springhurst, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 9, 2006)

10.3	Promissory Note, dated June 1, 2006, between Paladin Realty Income Properties, Inc. and Paladin Realty Partners, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 9, 2006)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer