Form 10-Q
period 2006-09-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2006-11-13
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 25, 2006, there were 687,318 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (unaudited)	2

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2006 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Building and improvements	$17,858,945	$—
Land	2,335,545	—
Furniture, fixtures and equipment	501,387	—
In-place leases	444,349	—

	21,140,226	—
Less: Accumulated depreciation and amortization	(312,497)	—

Total real estate, net	20,827,729	—
Investment in real estate joint venture	1,793,909	1,838,534
Cash and cash equivalents	373,449	71,131
Restricted cash	297,893	50,000
Prepaid insurance and other assets	306,739	16,532

TOTAL ASSETS	$23,599,719	$1,976,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage payable	$16,350,000	$—
Note payable to affiliate	1,400,000	—
Due to affiliates	515,439	181,013
Unaccepted subscriptions for common shares	148,519	50,000
Other liabilities	299,352	45,279
Dividends payable	61,956	17,639

Total liabilities	18,775,266	293,931

Minority interest	175,074	192,800

Shareholders’ equity
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 613,215 shares and 173,527 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	6,132	1,735
Additional paid-in-capital	5,331,329	1,566,911
Distributions in excess of earnings	(688,082)	(79,180)

Total shareholders’ equity	4,649,379	1,489,466

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,599,719	$1,976,197

See notes to condensed consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues
Rental income	$516,867	$—	$690,999	$—
Other income	41,405	—	60,676	—
Interest income	7,904	1,772	12,784	6,140

Total Revenues	566,176	1,772	764,459	6,140

Expenses
Property operating expenses	197,221	—	252,205	—
Real property taxes	34,548	—	46,064	—
General and administrative expenses	126,141	—	228,462	—
Interest expense, including amortization of deferred financing costs	309,064	—	412,385	—
Depreciation and amortization expense	234,621	—	312,497	—

Total Expenses	901,595	—	1,251,613	—

Income / (loss) before equity in earnings and minority interest	(335,419)	1,772	(487,154)	6,140
Equity in earnings from real estate joint venture	20,804	—	62,106	—
Minority interest	(10,621)	1,729	(10,790)	5,990

Net Income (Loss)	$(303,994)	$43	$(414,258)	$150

Net income (loss) per common share
Basic	$(0.60)	$0.09	$(1.10)	$0.30

Diluted	$(0.60)	N/A	$(1.10)	N/A

Weighted average number of common shares outstanding
Basic	507,081	500	375,335	500

Diluted	507,081	N/A	375,335	N/A

See notes to condensed consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2006

(Unaudited)

	Common Shares		Additional Paid-in Capital	Distributions in Excess of Earnings	Total Shareholders‘ Equity
	Common shares	Amount
BALANCE, December 31, 2005	173,527	$1,735	$1,566,911	$(79,180)	$1,489,466
Issuance of common shares	427,688	4,277	4,260,967	—	4,265,244
Selling commissions and dealer manager fees	—	—	(398,666)	—	(398,666)
Offering costs	—	—	(127,957)	—	(127,957)
Issuance of common shares to directors	12,000	120	(120)	—	—
Share-based compensation expense	—	—	30,194	—	30,194
Dividends declared	—	—	—	(194,644)	(194,644)
Net loss	—	—	—	(414,258)	(414,258)

BALANCE, September 30, 2006	613,215	$6,132	$5,331,329	$(688,082)	$4,649,379

See notes to condensed consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(414,258)	$150
Adjustments to reconcile net income (loss) to net cash provided by / (used in)operating activities
Equity in earnings from joint venture	(62,106)	—
Depreciation and amortization expense	312,497	—
Amortization of deferred financing costs	5,734	—
Amortization of deferred compensation	30,194	—
Minority interest	(10,790)	5,990
Changes in operating assets and liabilities:
Increase in restricted cash	(149,374)	—
Increase in due to affiliates	33,690	—
Increase in prepaid expenses and other assets	(115,741)	—
Increase in other liabilities	294,867	—

Net cash provided by / (used in) operating activities	(75,287)	6,140

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate and improvements	(21,140,226)	—
Increase in due to affiliates	263,464	—
Investment in real estate joint venture	(40,794)	—
Distributions from real estate joint venture	106,731	—

Net cash used in investing activities	(20,810,825)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage payable	16,350,000	—
Borrowings from note payable to affiliate	3,100,000	—
Payments on note payable to affiliate	(1,700,000)	—
Deferred loan costs	(180,200)	—
Proceeds from issuance of common shares	4,265,244	—
Increase in escrowed investor proceeds	(98,519)	—
Increase in unaccepted subscriptions for common stock in restricted cash	98,519	—
Selling commissions and dealer manager fees	(398,666)	—
Offering costs	(127,957)	—
Increase in due to affiliates	37,272	—
Dividends paid	(150,327)	—
Distributions to minority interest	(6,936)	—

Net cash provided by financing activities	21,188,430	—

Net increase in cash and cash equivalents	302,318	6,140
Cash and cash equivalents - beginning of period	71,131	205,000

Cash and cash equivalents - end of period	$373,449	$211,140

Supplemental disclosure of noncash investing and financing activities
Dividends payable	$61,956	$—
Issuance of common stock for compensation plan	$120,000	$—
Supplemental disclosure of cashflow information
Cash paid during the period for interest	$322,993	$—

See notes to condensed consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006 and 2005

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

On February 23, 2005, Paladin REIT’s initial public offering (the “Offering”) was declared effective and Paladin REIT commenced its offering efforts. As of September 30, 2006, Paladin REIT had received proceeds of $5,974,713 for 613,215 shares, including 500 shares purchased by its sponsor, Paladin Realty Partners, LLC (“Paladin Realty”) on November 26, 2003.

Paladin REIT intends to own substantially all of its assets and conduct its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of September 30, 2006 and December 31, 2005, Paladin Advisors holds a 3.2% and 10.5% limited partnership interest, respectively, and Paladin REIT holds a 96.8% and 89.5% general partnership interest, respectively, in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to continue to increase as Paladin REIT invests net proceeds from the Offering in Paladin OP. Paladin REIT and its consolidated subsidiaries are together referred to as the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2005 are derived from the Company’s audited financial statements as of that date. For further information, refer to the financial statements and footnotes for the year ended December 31, 2005 included in the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on March 28, 2006. In the opinion of the Company’s management, the unaudited statements as of September 30, 2006 and for the periods ended September 30, 2006 and 2005 presented in this Form 10-Q include all adjustments necessary to present a fair presentation of such periods. Such adjustments consist of normal recurring items.

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

Investments

The Company evaluates its investments in accordance with Financial Accounting Standards Board, Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which is referred to as FIN 46R. If the Company determines that the joint venture is a “variable interest entity” (“VIE”) and that the Company is the “primary beneficiary” as defined in FIN 46R, it will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which the Company is not the primary beneficiary, the Company considers other relevant accounting literature including Accounting Principles Board Opinion 18—”The Equity Method of Accounting for Investments in Common Stock,” Statement of Position 78-9—”Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force Issue 04-5 to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, the Company determines whether it should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not the Company exercises control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of the Company’s partners. To the extent that the Company is deemed to control these entities, these entities will be consolidated.

As of September 30, 2006, Paladin REIT holds a 96.8% ownership interest in Paladin OP and through Paladin OP holds a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”) and a 74% ownership interest in PRIP 801, LLC as described in Note 3. Paladin REIT has determined that Paladin OP and its investments in Springhurst and PRIP 801, LLC are not VIEs. Paladin REIT consolidates Paladin OP and Springhurst, as it is the majority owner and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Revenue Recognition

The Company primarily leases residential apartments to tenants under non-cancellable operating lease with terms ranging from 3 to 24 months. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases”.

Other income consists of various tenant related charges and are recognized as revenue in the period in which the applicable charge is incurred.

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

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities at the date of purchase of three months or less.

Income Taxes

For the year ending December 31, 2006, the Company intends to make an election to be taxed for such year as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

Organization and Offering Costs

Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or Prospect Financial Advisors, LLC (“Prospect”), its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of Prospect and broker-dealers participating in the Offering. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offering.

The Company had incurred organization and offering costs of $4,192,495 and $3,038,095 as of September 30, 2006 and December 31, 2005, respectively, which includes $4,101,810 and $3,038,095, respectively, paid by Paladin Advisors as described in Note 6. Following receipt of the minimum offering on December 2, 2005, such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offering. When recorded by the Company, organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. For the nine months ended September 30, 2006, the Company has recognized $127,957 of organization and offering costs.

During the nine months ended September 30, 2006 and 2005, the Company recognized no organization costs in its condensed consolidated statements of operations but did recognize $51,134 in organization costs in its condensed consolidated statement of operations for the period ended December 31, 2005.

As of September 30, 2006 and 2005, $127,957 and $0 in offering costs were charged to stockholders’ equity, respectively.

Subject to the 3% limitation, the remaining $4,013,404 in organization and offering costs, as of September 30, 2006 will be recognized in future periods as the Company receives additional proceeds of the Offering.

Expense Reimbursement

Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to Paladin REIT by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Paladin REIT will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceeded the greater of (1) 2% of the average invested assets of Paladin REIT or (2) 25% of the net income of Paladin REIT (the “2%/25% Rule), and Paladin Advisors must reimburse Paladin REIT quarterly for any amounts by which the operating expenses of Paladin REIT exceeds the 2%/25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”).

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

During the Expense Period ended September 30, 2006, Paladin REIT’s operating expenses including expenses incurred on behalf of Paladin REIT by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $475,338. In accordance with the Advisory Agreement, Paladin REIT recognizes on a quarterly basis amounts not exceeding the 2%/25% Rule and the remaining amounts are recorded as due from affiliates, as described in Note 6 to our condensed consolidated financial statements.

Per Share Data

The Company presents both basic and diluted earnings (loss) per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common stocks were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to certain independent directors totaling 12,000 shares for the three and nine months ended September 30, 2006 but are excluded from the calculation as their effect would be antidilutive. At September 30, 2005, the Company had not issued any potentially dilutive securities. Accordingly, no diluted earnings per share was computed in 2005.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares includes proceeds related to subscriptions which were held in escrow but had not been accepted by the Company as of September 30, 2006 and December 31, 2005.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, other assets, dividends payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. The fair value of the mortgage and note payable to affiliates approximates the carrying value.

Stock-based Compensation

Under the terms of the Independent Director Incentive Stock Plan, the Company granted 3,000 shares at fair value of $10 of restricted common stock to each of the four independent directors on March 21, 2006. One-third of the restricted common stock will vest on each of the first three anniversaries of December 2, 2005, the date the Company reached its minimum offering. There are 60,000 shares in total authorized under the Independent Director Incentive Stock Plan, which expires on February 28, 2015.

On March 21, 2006, the Company started recording compensation expense for restricted common stock as required by Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123(R)”). Compensation expense for common stock unvested at March 21, 2006 is based on the grant date fair value of the common shares calculated under SFAS No. 123(R) and will be recognized using the straightline attribution method. Compensation expense is only recorded for common shares expected to be vested. The Company recognizes the expense related to these shares over the vesting period. For the three and nine months ended September 30, 2006, the Company recorded $14,319 and $30,194, respectively, of related compensation expense and included such amounts in general and administrative expenses in the accompanying condensed consolidated statements of operations. Total compensation costs on nonvested shares on September 30, 2006 is $89,806, and the weighted average period over which it is expected to be recognized is three years,

Reportable Segments

FASB Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which is owning interests in real estate investments.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company is currently evaluating the potential impact of this statement.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have an impact on its consolidated financial position, results of operations and cash flows.

3. Investments

Investment in Real Estate

On June 5, 2006, a wholly owned subsidiary of Paladin OP, PRIP 3700, LLC, purchased a 70% interest in Springhurst, a joint venture between PRIP 3700, LLC and Buckingham Springhurst, LLC which owns Champion Farms Apartments. Champion Farms Apartments is a 264-unit luxury multifamily rental community built in 2000. The apartment complex is located in a neighborhood of Louisville, Kentucky. The property was approximately 96% occupied as of September 30, 2006. The operating leases of each residential apartment ranges from three to 24 months.

Paladin REIT consolidates the financial statements of Springhurst.

The cost of Paladin OP’s investment in Springhurst was $4,790,000 (including $310,000 of closing costs). Under Statement of Financial Accounting Standards No. 141, “Business Combinations”, the Company recorded on its consolidated balance sheets the purchase of the 70% membership interest in Springhurst based on the pro rata allocation of the fair values of the assets acquired and the liabilities assumed and the historical financial statement carrying amounts of such net assets. The remaining portion of the values assigned to the assets and liabilities represent the minority interest’s ownership in Springhurst. As a result, the real estate assets were recorded at $20,835,000.

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

Paladin OP accounts for its investment in PRIP 801, LLC under the equity method of accounting.

Condensed financial information of PRIP 801, LLC is summarized as follows:

Condensed Balance Sheets

	September 30, 2006	December 31, 2005
ASSETS
Investment in real estate, net	$4,035,882		$4,096,524
Other assets, net	200,462		196,401

Total Assets	$4,236,344		$4,292,925

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000		$1,950,000
Other liabilities	29,680		28,680
Members’ equity	2,256,664		2,314,245

Total Liabilities and Members’ Equity	$4,236,344		$4,292,925

Company’s share of Members’ Equity	$1,669,939		$1,712,548

Condensed Statements of Operations
	Nine months ended September 30,
	2006	2005
Revenues and interest income	$254,473	$	N/A
Expenses	(167,822)		N/A

Net income	$86,651	$	N/A

Company’s share of net income	$64,122	$	N/A

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

Pro Forma Financial Information

The following table summarizes on an unaudited pro forma basis, the results of operations for the nine month periods ended September 30, 2005 and 2006 and has been prepared to give effect as if the investments in PRIP 801, LLC and Springhurst occurred on January 1, 2005. The unaudited pro forma results of operations was prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition been consummated as of January 1, 2005.

	September 30, 2005	September 30, 2006
Pro forma revenues	$1,676,870	$1,723,449
Pro forma net loss	(655,112)	(551,985)
Pro forma loss per common share	(1,310.22)	(1.47)

For the nine months ended September 30, 2005, diluted loss per common share has not been presented as there were no dilutive potential common shares for the period ended September 30, 2005. For the nine months ended September 30, 2006, diluted loss per common share has been excluded as its effect would be antidilutive.

4. Mortgage and Note Payable

Mortgage Payable

In connection with the acquisition of Springhurst mortgage loan in an amount of $16,350,000 on the property was put in place. The mortgage loan pays interest only at a fixed interest rate of 6.14% through July 1, 2016, the maturity date, at which time all remaining principal and interest shall become due and payable. In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The balance to be due at the maturity date is $16,350,000. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.

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

Note Payable to Affiliate

The acquisition of the interest in Springhurst was also partially funded through the assignment of proceeds from a note by and between Paladin Realty and Wachovia Bank, N.A. dated May 30, 2006 (the “Paladin Realty note”) to Paladin REIT in the amount of $3,100,000, the proceeds of which were contributed to Paladin OP and used to make Paladin OP’s investment in Springhurst. The Paladin Realty note is personally guaranteed by James R. Worms, Paladin REIT’s President, John A. Gerson, Paladin REIT’s Chief Financial Officer, and Michael B. Lenard, Paladin REIT’s Executive Vice President, Secretary and Counselor. Paladin Realty is Paladin REIT’s sponsor and Paladin REIT’s executive officers are also officers and principals of Paladin Realty. Assignment of the proceeds was made pursuant to a note by and between Paladin Realty and Paladin REIT (the “Company note”) on substantially similar terms as the Paladin Realty note. The Company note provides for a loan in the amount of $3,100,000, with an interest rate based on LIBOR plus 2.25%, which was 7.57% on September 30, 2006. Payments on the Company note are due in consecutive monthly payments of accrued interest only, commencing on July 1, 2006, and continuing on the same day of each month thereafter until fully paid. The term of the Company note is 180 days from its execution on June 1, 2006. In the event of a default by Paladin REIT under the Company note including nonpayment, false warranty, bankruptcy or certain changes in Paladin REIT’s structure or business, Paladin Realty may accelerate the maturity of the Company note, and charge additional interest at a rate of 3%. During the three months ended September 30, 2006, the Company made repayments of $1,700,000 on the Paladin Realty note. As of September 30, 2006 the outstanding balance of the Paladin Realty note is $1,400,000.

5. Shareholders’ Equity

Dividends

The board of directors has declared dividends for the periods listed below to stockholders of record as the close of business each day during the applicable period and paid on the dates listed below.

Period	Annualized Rate Declared (1)	Date Paid/To be Paid
August 1, 2006 to August 31, 2006	6.0%	September 15, 2006
September 1, 2006 to September 30, 2006	6.0%	October 16, 2006
October 1, 2006 to October 31, 2006	6.0%	November 15, 2006

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.

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

Amounts due to Affiliate

	September 30, 2006	December 31, 2005
General and administrative expenses due to affiliate (1)	$69,577	$35,887
Organization and offering costs due to affiliate (2)	88,406	51,134
Acquisition fees due to affiliate (3)	357,456	93,992

Total due to affiliate	$515,439	$181,013
Deferred general and administrative expenses due to affiliate	$980,400	$662,640
Deferred organization and offering costs due to affiliate	$4,101,810	$3,038,095

(1)	During the nine months ended September 30, 2006 the Company incurred $239,156 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company recognized $198,269 of general and administrative expenses in its condensed consolidated statement of operations with the difference recorded as due to affiliate. During the three months ended September 30, 2006 the Company paid $88,496 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company recognized $111,940 of general and administrative expenses in its condensed consolidated statement of operations with the remaining $23,444 recorded as due to affiliate. As of December 31, 2005, the Company had accrued $35,887 in general and administrative expenses due to affiliate. Paladin Advisors has elected to defer (without interest) the net balance of $69,577 in general and administrative expenses due to affiliate.

(2)	During the nine months ended September 30, 2006, the Company paid $90,685 of offering costs. Due to the application of the 3% limitation (as discussed in Note 2), the Company recognized $127,957 as a charge to stockholders’ equity with the remaining $37,272 recorded as due to affiliate. As of December 31, 2005, the Company had accrued $51,134 in organization and offering costs due to affiliate. Paladin Advisors has elected to defer (without interest) the net balance of $88,406 in organization and offering costs due to affiliate.

(3)	Paladin Advisors was entitled to acquisition and advisory fees related to 801 Fiber Optic Drive and Champion Farms Apartments.

7. Subsequent Events

Sale of Common Shares

Since September 30, 2006, the Company has raised $737,980 in offering proceeds through the sale of 74,103 common shares in the offering.

Declaration of Dividends

On October 26, 2006 the board of directors declared dividends for the month of November 2006 in the amount of a 6% annualized return on an investment of $10.00 per share to be paid on December 15, 2006. These dividends are payable to stockholders of record at the close of business on each day during the period, commencing November 1, 2006 and continuing each day thereafter through and including November 30, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements of Paladin Realty Income Properties, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Paladin Realty Income Properties Inc., a Maryland corporation, and its consolidated subsidiaries.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q;

•	the factors referenced in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

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

We are a Maryland corporation formed on October 31, 2003 that intends to invest in a diversified portfolio of real estate properties, focusing primarily on properties that produce current income. In addition, we may make or acquire mortgage loans secured by, or preferred equity investments in entities that own, the same types of properties that we may acquire directly, which we refer to collectively as real estate related investments. We intend to qualify as a real estate investment trust, or REIT, and to elect to be taxed as a REIT beginning with the taxable year ending December 31, 2006.

We plan to own substantially all of our assets and conduct our operations through Paladin Realty Income Properties, L.P., our operating partnership, which we refer to as “Paladin OP.” As of September 30, 2006, we have acquired two real estate investments: (1) an interest in 801 Fiber Optic Drive in the Central Arkansas I-440 Business Park in North Little Rock, Arkansas, which we hold through Paladin OP’s 74% interest in PRIP 801, LLC and (2) a 70% membership interest in a single-purpose limited liability company that owns Champion Farms Apartments at 3700 Springhurst Boulevard in Louisville, Kentucky, which we hold through Paladin OP’s wholly owned subsidiary, PRIP 3700, LLC.

On February 23, 2005, we commenced our initial public offering of 35,000,000 common shares of the Company, par value $0.01 per share to the public on a best efforts basis at a price of $10.00 per share. We also registered up to 3,500,000 common shares under the Registration Statement to be issued during the offering pursuant to our dividend reinvestment plan at a price of $10.00 per share. On December 2, 2005, we reached our minimum offering by receiving $1,246,670 in subscriptions, excluding subscriptions received from Pennsylvania investors. As of September 30, 2006, we had sold 613,215 shares of our common stock in the offering for aggregate gross proceeds of $5,974,713, including shares purchased by Paladin Realty.

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

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we allocate costs to the estimated value of the land, building and fixtures assuming the property is vacant, and to the estimated intangible value of the existing lease agreements. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset, which is 45 years for the building and improvements and a range of three to seven years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which range from twelve to twenty four months. This amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Expenditures for repairs and maintenance are expensed as incurred.

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

Investments in Real Estate

We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which we expect will be approximately 45 years for building and improvements, three to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

We apply Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which we refer to as “SFAS 144” and which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS 144 requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of income for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

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

As of September 30, 2006, we hold a 96.8% interest in Paladin OP and through Paladin OP hold a 70% ownership interest in Springhurst and a 74% ownership interest in PRIP 801, LLC. We have determined that Paladin OP and its investments in Springhurst and PRIP 801, LLC are not VIEs. We consolidate Paladin OP and Springhurst, as we are the majority owner and exercise control over all significant decisions. We account for the investment in PRIP 801, LLC under the equity method of accounting as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. The investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Results of Operations

Prior to acquiring an interest in 801 Fiber Optic Drive on November 2, 2005, we had not commenced any operations. In addition, we did not reach our minimum offering of at least $1,000,000 in shares until December 2, 2005, when we received $1,246,670 in subscriptions for 127,690 shares, excluding subscriptions received from Pennsylvania investors. As a result, we had limited operations in 2005, and none prior to the effective date of our registration statement in February 2005. As of September 30, 2006, we had sold 613,215 shares in the offering for aggregate proceeds of $5,974,713, including shares sold to Paladin Realty Partners, LLC.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

We had a net loss of $303,994 for the three months ended September 30, 2006 relating to $309,064 in interest expense, including amortization of financing costs, $234,621 in depreciation and amortization expense, $126,141 in general and administrative expenses, $197,221 in property operating expenses and $34,548 in real property taxes offset by $20,804 of equity in earnings of PRIP 801 LLC, $516,867 of rental income at Champion Farms Apartments, $41,405 of other income from Champion Farms Apartments and interest income of $7,904. Net income of $43 for the three months ended September 30, 2005 related solely to $1,772 of interest income reduced by minority interest of $1,729.

Pursuant to the advisory agreement between Paladin REIT and Paladin Advisors, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. We will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income (the “2%/25% Rule), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”).

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

Paladin Advisors must reimburse the excess expenses to us within 60 days after the end of each fiscal quarter unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, we will send our stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer receipt of any portion of the asset management fee or reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates.

During the three months ended September 30, 2006, we paid $88,496 of general and administrative expenses. Due to the application of the 2%/25% Rule, we recognized $111,940 of general and administrative expenses in our condensed consolidated statement of operations with the balance of $23,444 being recorded as due to affiliate. The remaining $14,201 of general and administrative expenses recorded in our condensed consolidated statement of operations relates primarily to amortization of deferred compensation related to the vesting of restricted shares granted to our independent directors.

As of September 30, 2006, Paladin Advisors and its affiliates had incurred $980,400 in general and administrative expenses on our behalf, none of which are accrued on the condensed consolidated statement of operations for the three months ended September 30, 2006. As of September 30, 2006, Paladin Advisors was also entitled to acquisition and advisory fees of $357,456 and asset management fees of $37,959 relating to the management of 801 Fiber Optic Drive and Champion Farms Apartments. The acquisition and advisory fees were capitalized as part of these investments. Pursuant to the terms of the advisory agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses. During the three months ended September 30, 2005, we did not record any amounts for general and administrative expenses as all such expenses were paid by Paladin Advisors and its affiliates.

As of September 30, 2006, the Company had incurred organization and offering costs of $4,192,495 which includes $4,101,810 paid by Paladin Advisors on our behalf. Due to the 3% limitation, however, we only recognized $60,218 of such costs for the three months ended September 30, 2006, which were recognized as charges to stockholders’ equity on the condensed consolidated statement of operations. For the nine months ended September 30, 2006, we have recognized $127,957 of offering costs. In addition, we recognized $51,134 of organization costs in our condensed consolidated statement of operations for the period ended December 31, 2005. During the three months ended September 30, 2006, we paid no offering costs. The remaining $4,013,404 in organization and offering costs will be recorded in future periods as we receive additional proceeds of the offering.

For the three months ended September 30, 2006, our share of the equity in earnings of 801 Fiber Optic Drive was $20,804.

The minority interest of $10,621 for the three months ended September 30, 2006 relates to Paladin Advisor’s interest in Paladin OP and Buckingham’s interest in Springhurst. The minority interest of $1,729 for the three months ended September 30, 2005 relates to Paladin Advisor’s interest in Paladin OP.

Our results of operations for the three months ended September 30, 2005 are not indicative of future performance due to the limited operations during that quarter. During the three months ended September 30, 2005, we had not reached our minimum offering or acquired any real estate or real estate related investments. As a result, we had no results of operations for that period.

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

We had a net loss of $414,258 for the nine months ended September 30, 2006 primarily relating to $412,385 of interest expense, including amortization of financing costs, $228,462 of general and administrative expenses, $312,497 of depreciation and amortization expense, $252,205 of property operating expenses and $46,064 of real property taxes offset by $62,106 of equity in earnings of PRIP 801, LLC, $690,999 of rental income for Champion Farms Apartments, $60,676 of other income from Champion Farms Apartments and interest income of $12,784. Net income of $150 for the nine months ended September 30, 2005 related solely to $6,140 of interest income reduced by minority interest of $5,990.

During the nine months ended September 30, 2006, we incurred $239,156 of general and administrative expenses. Due to the application of the 2%/25% Rule, we recognized $198,269 of general and administrative expenses in our condensed consolidated statement of operations with the difference recorded as to due to affiliate. The remaining $30,194 of general and administrative expenses recorded in our condensed consolidated statement of operations relates primarily to amortization of deferred compensation related to the vesting of restricted shares granted to our independent directors.

For the nine months ended September 30, 2006, our share of the equity in earnings of 801 Fiber Optic Drive was $62,106.

The minority interest of $10,790 for the nine months ended September 30, 2006 relates to Paladin Advisors’ interest in Paladin OP and Buckingham’s interest in Springhurst. The minority interest share of $5,990 for the nine months ended September 30, 2005 relates to Paladin Advisors’ interest in Paladin OP.

Our results of operations for the nine months ended September 30, 2005 are not indicative of future performance due to the limited operations during that period. During the nine months ended September 30, 2005, we had not reached our minimum offering or acquired any real estate or real estate related investment. As a result, we had no results of operations for that period.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, our source of funds were:

•	interest income of $12,784;

•	gross proceeds of $4,265,244 from the sale of 427,688 common shares in our initial public offering;

•	distributions from our investment in 801 Fiber Optic Drive of $106,731; and

•	rental income and other income at Champion Farms Apartments of $751,675.

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

Net cash provided by (used in) operating activities for the nine months ended September 30, 2006 was ($75,287) and $6,140 for the comparable period of 2005.

Net cash used in investing activities for the nine months ended was $20,810,825, which included $21,140,226 relating to the purchase of real estate and improvements, increase in due to affiliates of $263,464 relating to payments of closing costs paid by such affiliates, and $40,794 in investment in real estate joint venture offset by distributions from real estate joint venture of $106,731. We had no investment activities during the same period of 2005.

Net cash provided by financing activities was $21,188,430 for the nine months ended September 30, 2006 primarily related to $16,350,000 of borrowings from mortgage payable and net borrowings of $1,400,000 from note payable relating to the Champion Farms acquisition described below and $4,265,244 in proceeds from the issuance of common shares in our offering offset primarily by $398,666 of selling commissions and dealer manager fees, $180,200 of deferred loan costs, $127,957 of offering costs, $150,327 of dividends paid and $6,936 of distributions to minority interest. We had no financing activities during the same period of 2005.

In connection with the closing of the Champion Farms acquisition, Springhurst put in place a mortgage loan in an amount of $16,350,000 on the property (the “Springhurst Mortgage”). The mortgage loan pays interest only at a fixed interest rate of 6.14% through July 1, 2016, the maturity date, at which time all remaining principal and interest will become due and payable. In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The balance to be due at the maturity date is $16,350,000. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.

The acquisition of the property interest in Champion Farms was partially funded through the assignment of proceeds from a note by and between Paladin Realty and Wachovia Bank, N.A. dated May 30, 2006 (the “Paladin Realty note”) to us in the amount of $3,100,000, the proceeds of which were contributed to Paladin OP and used to make Paladin OP’s investment in PRIP 3700, LLC. The Paladin Realty note was personally guaranteed by James R. Worms, our President, John A. Gerson, our Chief Financial Officer, and Michael B. Lenard, our Executive Vice President, Secretary and Counselor. Paladin

Realty is our sponsor and our executive officers are also officers and principals of Paladin Realty. Assignment of the proceeds was made pursuant to a note by and between Paladin Realty and Paladin REIT dated June 1, 2006 (the “Company note”) on substantially similar terms as the Paladin Realty note. The Company note provides for a loan in the amount of $3,100,000, with an interest rate based on LIBOR plus 2.25%, which was 7.57% on September 30, 2006. Payments on the Company note are due in consecutive monthly payments of accrued interest only, commencing on July 1, 2006, and continuing on the same day of each month thereafter until fully paid. The term of the Company note is 180 days from its execution on June 1, 2006. In the event of a default by Paladin REIT under the Company note including nonpayment, false warranty, bankruptcy or certain changes in Paladin REIT’s structure or business, Paladin Realty may accelerate the maturity of the Company note, and charge additional interest at a rate of 3%. As of September 30, 2006, the outstanding balance of the Paladin Realty note is $1,400,000.

As of September 30, 2006, the Company had $17,750,000 outstanding indebtedness relating to the Paladin Realty note and the Springhurst Mortgage, and PRIP 801 had a $1,950,000 mortgage loan, the entire principal of which is due in 2010.

Dividends

We paid $150,327 in dividends during the nine months ended September 30, 2006. Our board of directors has declared dividends for the periods listed below to stockholders of record as the close of business each day during the applicable period and paid on the dates listed below.

Period	Annualized Rate Declared (1)	Date Paid	Total Dividends (2)
December 2, 2005 to December 30, 2005	6.0%	January 17, 2006	$7,212
December 31, 2005 to January 31, 2006	6.0%	February 15, 2006	$10,424
February 1, 2006 to February 28, 2006	6.0%	March 15, 2006	$10,832
March 1, 2006 to March 31, 2006	6.0%	April 17, 2006	$15,465
April 1, 2006 to April 30, 2006	6.0%	May 15, 2006	$17,145
May 1, 2006 to May 31, 2006	6.0%	June 15, 2006	$19,905
June 1, 2006 to June 30, 2006	6.0%	July 17, 2006	$20,274
July 1, 2006 to July 31, 2006	6.0%	August 15, 2006	$21,529
August 1, 2006 to August 31, 2006	6.0%	September 15, 2006	$27,541
September 1, 2006 to September 30, 2006	6.0%	October 16, 2006	$29,413

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.

(2)	On September 25, 2006, our board of directors declared dividends for the month of October 2006 which will total $32,563 when paid in November 2006. On October 26, 2006, our board of directors declared dividends for the month of November 2006 which will total approximately $35,400 when paid in December 2006.

These dividends were set by our board of directors at a level we believe to be appropriate based upon an evaluation of our assets and liabilities, projected levels of cash flow, additional capital and debt anticipated to be raised or incurred and invested in the future and our projected results of operations. As of the date of this Quarterly Report on Form 10-Q, we have paid $179,740 in dividends to our stockholders. However, through the nine months ended September 30, 2006 we have had negative cash flows from operations and for the quarter ended September 30, 2006 cash flows from operations were insufficient to pay our operating expenses and to cover the dividends we have paid or declared to our stockholders. Specifically, net cash used in operations was $8,754 for the year ended December 31, 2005 including a $87,021 in increase due to affiliates and net cash used in operations was $75,287 for the nine months ended September 30, 2006 including a $33,690 increase in due to affiliates. Because our cash flows from operations have been insufficient to pay our operating expenses and to cover the dividends we have paid or declared to our stockholders through the date of this Quarterly Report on Form 10-Q, we cannot assure you that we will be able to continue paying dividends to our stockholders at our historical per-share amounts, or that the dividends we pay will not decrease or be eliminated in the future. In order to permit us to pay dividends declared to date, we have used cash distributions from our investments, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of these expense payments and its receipt of asset management and acquisition and advisory fees.

As of September 30, 2006, Paladin Advisors had paid on our behalf $4,101,810 in organization and offering costs, none of which has been repaid. In addition, as of September 30, 2006, Paladin Advisors and its affiliates had paid on our behalf $980,400 in general and administrative expenses, none of which has been repaid. As described above, Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in any Expense Period. During the Expense Period ended September 30, 2006, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $475,388. In accordance with the advisory agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and asset management fees, as described in Note 6 to our condensed consolidated financial statements. As of September 30, 2006, Paladin Advisors was also entitled to acquisition and advisory fees of $357,456 and asset management fees of $37,959 relating to 801 Fiber Optic Drive and Champion Farms Apartments. The acquisition and advisory fees were capitalized as part of these investments. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses including the amounts that are accrued on the condensed consolidated statement of operations for the nine months ended September 30, 2006.

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

Because our cash flows from operations have been insufficient to pay our operating expenses and to cover the dividends we have paid or declared to our stockholders through the date of this Quarterly Report on Form 10-Q, we cannot assure you that we will be able to continue paying dividends to our stockholders at our historical per-share amounts, or that the dividends we pay will not decrease or be eliminated in the future. As of the date of this Quarterly Report on Form 10-Q, we have paid $179,740 in dividends to our stockholders. In order to permit us to pay dividends declared to date, we have used cash distributions from our investments, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of expense payments and its receipt of asset management and acquisition and advisory fees.

Specifically, as of September 30, 2006, Paladin Advisors paid on our behalf $4,101,810 in organization and offering costs, none of which has been repaid to Paladin Advisors. In addition, Paladin Advisors and its affiliates paid on our behalf $980,400 in general and administrative expenses, none of which has been repaid to Paladin advisors.

Pursuant to the Advisory Agreement, we will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Rule”, and Paladin Advisors must reimburse us quarterly for any amounts by which the operating expenses of Paladin REIT exceed the 2%/25% Rule in the previous four consecutive fiscal quarters. During the previous four fiscal quarters, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $475,388, which includes general and administrative expenses and asset management fees related to 801 Fiber Optic Drive and Champion Farms Apartments. In accordance with the advisory agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and asset management fees. See Note 6 to our condensed consolidated financial statement for the nine months ended September 30, 2006. Paladin Advisors was also entitled to acquisition and advisory fees of $357,456 and asset management fees of $37,959 relating to 801 Fiber Optic Drive and Champion Farms Apartments. The acquisition and advisory fees were capitalized as part of the investment. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses.

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

On February 23, 2005, our initial public offering (SEC File No. 333-113863) was declared effective and we commenced our offering efforts. As of September 30, 2006, we had sold 613,215 shares of common stock in the offering, raising gross offering proceeds of $5,974,713 including shares sold to Paladin Realty. From this amount, we have incurred $539,489 in selling commissions and dealer manager fees to Prospect Financial Advisors, LLC, $4,192,495 in organization and offering costs, $357,456 in acquisition and advisory fees and $37,959 in asset management fees

For information regarding how we used the net proceeds from our initial public offering (along with how we used cash from operating activities) through September 30, 2006, see our condensed consolidated statements of cash flows included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

PALADIN REALTY INCOME PROPERTIES, INC.

Date: November 13, 2006	By:	/s/ James R. Worms
James R. Worms
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2006	By:	/s/ John A. Gerson
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