Form 10-K
period 2006-12-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2007-04-02
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 9, 2007 was $10,670,160 based on the offering price of $10.00 per common share. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 9, 2007, there were 1,079,516 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s proxy statement for the 2007 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A.

PALADIN REALTY INCOME P ROPERTIES, INC.

Special Note  Regarding Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the “SEC,” contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Paladin Realty Income Properties, Inc., which we refer to as “Paladin REIT” or the “Company”, and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

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

i

PAR T I

Item 1.	Business

Overview

Paladin Realty Income Properties, Inc. (“Paladin REIT” or the “Company”), a Maryland corporation, was formed on October 31, 2003. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on properties that produce current income. We had acquired interests in three income-producing properties as of December 31, 2006, including 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000; and Fieldstone Apartments, a 264 unit multifamily community property built in 2001. We intend to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. In addition, we may make or acquire mortgage loans secured by, or preferred equity investments in entities that own, the same types of properties that we may acquire directly, which we refer to collectively as real estate related investments. We intend to qualify as a real estate investment trust, or “REIT” and to elect to be taxed as a REIT for the taxable year ending December 31, 2007. We plan to own substantially all of our assets and conduct our operations through Paladin OP, which was organized in the State of Delaware on October 31, 2003 to serve as our operating partnership. We are the sole general partner of Paladin OP. To avoid confusion, in this report:

•	we refer to Paladin Realty Income Properties, L.P. as “Paladin OP”; and

•	the use of “we,” “us,” “our” and similar pronouns refers to either (1) Paladin REIT or (2) Paladin REIT and Paladin OP collectively, as required by the context in which such pronoun is used.

Paladin Realty Advisors, LLC (“Paladin Advisors”) is our advisor pursuant to an amended and restated advisory agreement dated February 28, 2007, and, as such, supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. The senior officers of Paladin Advisors, who are also officers and directors of Paladin REIT, manage our operations and have primary responsibility for selecting our investments.

The following chart indicates the relationship among us, Prospect Financial Advisors, LLC, the dealer manager for our offering, and Paladin Advisors and certain of its affiliates, including Paladin Realty, our sponsor and the managing member of Paladin Advisors as of December 31, 2006.

On February 23, 2005, we commenced an initial public offering of a maximum of 35,000,000 common shares of the Company, par value $0.01 per share to the public on a best efforts basis at a price of $10.00 per share, which we refer to as the “Offering.” We also registered up to 3,500,000 common shares under the Registration Statement to be issued during the Offering pursuant to our dividend reinvestment plan at a price of $10.00 per share. The Offering is being made on a best efforts, minimum-maximum basis through Prospect Financial Advisors, LLC, the dealer manager for the Offering. We reached our minimum offering on December 2, 2005 by receiving $1,246,670 in subscriptions, excluding subscriptions received from Pennsylvania investors. As of December 31, 2006, we had sold 818,045 shares of our common stock for aggregate gross proceeds of $8,137,333.

We own our assets and conduct our operations through Paladin OP, and accordingly, we will contribute the net proceeds of the offering to Paladin OP in exchange for additional partnership interests in Paladin OP. Consequently, we expect our ownership percentage in Paladin OP to increase significantly. Each limited partner of Paladin OP will have the right in certain circumstances to cause Paladin OP to redeem its limited partnership units for, at our option, cash equal to the value of an equivalent number of our shares or a number of our shares equal to the number of limited partnership units redeemed. We will conduct our operations through Paladin OP, which we refer to as an UPREIT structure, because it allows investors who desire to contribute property to Paladin REIT to transfer the property to Paladin OP in exchange for limited partnership units in Paladin OP and delay taxation of gain until the contributor redeems the limited partnership units for cash or shares as described above. The UPREIT structure gives us an advantage in acquiring properties from persons who may not otherwise transfer their properties because of unfavorable tax results.

For the year ended December 31, 2006, we had total revenues of $1,530,502 and a net loss of $652,768. As of December 31, 2006, total assets were $44,774,940.

Our headquarters are located at 10880 Wilshire Boulevard, Suite 1400, Los Angeles, California 90024. Our telephone number is 1-866-725-7348. Our website is www.paladinREIT.com.

Initial Investments

As of the date of this Annual Report, we have acquired an interest in three properties. The first property is located at 801 Fiber Optic Drive in the Central Arkansas I-440 Business Park in North Little Rock, Arkansas. Our interest in this property consists of a 74% interest in the entity that owns the property, PRIP 801, LLC (“PRIP”). 801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc. pursuant to a net lease that expires on July 31, 2011. The purchase price for our interest was $2,618,260. 801 Fiber Optic Drive is managed by the controlling member of 801 FO, LLC (which holds the remaining interest in 801 Fiber Optic Drive) for which it receives a customary property management fee.

The second property is Champion Farms Apartments located at 3700 Springhurst Boulevard in Louisville, Kentucky. Our interest in this property consists of a 70% membership interest in the entity that owns the property, Springhurst Housing Partners, LLC (“Springhurst”). Champion Farms Apartments is an existing 264 unit multifamily property which was built in 2000 and has an aggregate of 248,442 square feet of rentable area. The purchase price for our interest was $4,790,264. Champion Farms Apartments is managed by Buckingham Management, LLC, for which it receives a customary management fee.

The third property is Fieldstone Apartments located at 10637 Springfield Pike in Woodlawn, Ohio. Our interest in this property consists of a 65% membership interest in the entity that owns the property, Glenwood Housing Partners I, LLC (“Glenwood”). Fieldstone Apartments is an existing 264 unit multifamily community property which was built in 2001 and has an aggregate of 249,624 square feet of rentable area. The purchase price for our interest was $4,018,946. Fieldstone Apartments is managed by Buckingham Management, LLC for which it receives a customary management fee.

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

Borrowing Policies

Our indebtedness may be in the form of secured and unsecured bank borrowings and publicly and privately placed debt offerings. There is no limitation on the amount we may invest in any single improved property or on the amount we can borrow for the acquisition of any property or real estate related investment. However, our aggregate secured and unsecured borrowings will be reasonable in relation to our net assets and are reviewed by our board of directors at least quarterly. Our articles of incorporation do not permit borrowings that would cause our aggregate borrowings to exceed 65% of the aggregate asset value of all of our real estate and real estate related investments, unless our independent directors approve any borrowings in excess of 65% of our aggregate asset value and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. As described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our sponsor, Paladin Realty Partners, LLC (“Paladin Realty”), has provided financing for each of our current investments by loaning proceeds of a loan with a third party bank to us on substantially similar terms. Because these arrangements with Paladin Realty have caused our leverage to exceed the 65% leverage limitation specified by our articles of incorporation, our board of directors, including our independent directors, have approved our leverage exceeding 65% in connection with entering into these arrangements. Our board of directors determined that the excess leverage was justified for the following reasons: (1) the primary cause for the excess leverage related to short term borrowings used to make acquisitions which were guaranteed by members of our management; (2) the borrowings enabled us to purchase the assets and earn rental and interest income more quickly and (3) the acquisitions are likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. We will likely continue to exceed our charter’s leverage guidelines during the early stages of our operations. As of December 31, 2006, the Company had $3,800,000 in notes payable to affiliates and $32,850,000 in mortgages payable.

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

Competition

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships and foreign investors, many of which have greater resources than we do. As of December 31, 2006, our real estate investments included 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. The competitive conditions of each of these investments are favorable. 801 Fiber Optic Drive is located in one of the newest business parks in the Little Rock market located on State Highway 165, less than one mile east of the interchange with I-440. A rail line traverses the south edge of the business park and the property has fiber optic capability. Champion Farms is located in an affluent and growing neighborhood of Louisville, with access to nearby retail centers, schools and transportation routes. Fieldstone Apartments is located in an affluent suburb on the north side of Cincinnati with high barriers of entry for new development.

Tax Status

We had intended to make an election to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code, beginning with the taxable year ended December 31, 2006, but as we have incurred losses for the fiscal year ended December 31, 2006, we have determined not to elect to be taxed as a REIT at this time. We intend to make an election to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code, beginning with the taxable year ending December 31, 2007. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and, if at such time we have previously qualified as a REIT, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ending December 31, 2007, and thereafter we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

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

Name	Age	Positions
James R. Worms	61	President, Chief Executive Officer and Director

Michael B. Lenard	51	Executive Vice President, Secretary, Counselor and Director

John A. Gerson	58	Executive Vice President, Chief Financial Officer and Director

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

It em 1A.	Risk Factors

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

We are considered a blind pool offering, because, other than our initial three investments, we have not identified any specific real estate to purchase or real estate related investments to make with the net proceeds we will receive from this offering. If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

As of the date of this Annual Report, we have only acquired three real estate investments, 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. Paladin Advisors has not identified any real estate to purchase or real estate related investments to make with the net proceeds we will receive from our offering. As a result, investors in the offering will be unable to evaluate the manner in which the net proceeds are invested and the economic merits of projects prior to investment. Additionally, you will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our real estate and real estate related investments. You must rely on Paladin Advisors, our advisor, to evaluate our investment opportunities, and Paladin Advisors may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure you that acquisitions of real estate or real estate related investments made using the proceeds of our offering will produce a return on our investment or will generate cash flow to enable us to make distributions to our stockholders.

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

Because we will continue to sell shares for $10.00 per share for at least three years following the date of the commencement of our initial public offering on February 23, 2005, you will experience dilution if the value of our underlying net assets exceeds $10.00 per share.

Under the terms of this offering, we will sell shares of our common stock at a fixed price of $10.00 per share and may do so for at least a period of three years following the commencement of our initial public offering on February 23, 2005. Any future issuances of our shares at $10.00 per share will have a dilutive effect on the holders of our common stock to the extent that the value of our underlying net assets exceeds $10.00 per share.

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

We and our advisor were each formed in connection with commencing our initial public offering and had no prior operating history, and you should not rely upon the past performance of other real estate investment programs sponsored by Paladin Realty to predict our future results. Other than our initial three investments, we have not identified any additional probable investments. Additionally, none of our officers, Paladin Advisors, its affiliates or their respective employees have operated a public company or an entity that has elected to be taxed as a REIT. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, we must, among other things:

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

Other than our initial three investments, as of the date of this Annual Report on Form 10-K, we have not identified specific properties it is probable we will purchase with the proceeds from additional shares we sell in this offering. There may be a substantial period of time before the proceeds of our offering are invested in real estate or real estate related investments. We will rely on Paladin Advisors to identify and negotiate the terms of acquisitions of real estate and real estate related investments we make. There can be no assurance that Paladin Advisors will be able to identify or negotiate acceptable terms for the acquisition of, or make real estate related investments with respect to, real estate that meets our investment criteria, or that we will be able to acquire such real estate or make such real estate related investments on terms favorable to us or at all. Any delays we encounter in identifying and negotiating acquisitions of real estate and real estate related investments we make could reduce your returns and our ability to make distributions to our stockholders.

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

Because our cash flows from operations have been insufficient to pay our operating expenses and to cover the dividends we have paid or declared to our stockholders through the date of this Annual Report on Form 10-K, we cannot assure you that we will be able to continue paying dividends to our stockholders at our historical per-share amounts, or that the dividends we pay will not decrease or be eliminated in the future. As of the date of this Annual Report on Form 10-K, we have paid $378,621 in dividends to our stockholders. In order to permit us to pay dividends declared to date, we have used cash distributions from our investments, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of expense payments and its receipt of asset management and acquisition and advisory fees.

Specifically, as of December 31, 2006, Paladin Advisors paid on our behalf $4,018,284 in organization and offering costs, none of which has been repaid to Paladin Advisors. In addition, Paladin Advisors and its affiliates paid on our behalf $1,292,517 in general and administrative expenses, none of which has been repaid to Paladin advisors.

Pursuant to the Advisory Agreement between us and Paladin Advisors dated February 28, 2007, which we refer to as the “Advisory Agreement,” we will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Rule”, and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the previous four consecutive fiscal quarters. During the previous four fiscal quarters, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $673,809, which includes general and administrative expenses and asset management fees related to 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. In accordance with the advisory agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and asset management fees. See Note 6 to our consolidated financial statements. As of December 31, 2006, we owe Paladin Advisors acquisition and advisory fees of $578,498 and asset management fees of $61,475. The acquisition and advisory fees were capitalized as part of the investment. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses.

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

As of December 31, 2006, we owe Paladin Advisors acquisition and advisory fees of $578,498 and asset management fees of $61,475. The acquisition and advisory fees were capitalized as part of our investments. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses. If Paladin Advisors were to demand reimbursement of such expenses or to cease advancing funds to cover such expenses, our financial position may be materially and adversely impacted.

We depend on key personnel, the loss of any of whom could be detrimental to our business.

Our success depends to a significant degree upon the continued contributions of certain key personnel of Paladin Advisors, including James R. Worms, Michael B. Lenard and John A. Gerson, each of whom would be difficult to replace. None of our key personnel are currently subject to employment agreements with us, nor do we maintain any key person life insurance on our key personnel. If any of our key personnel were to cease employment with us, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability, and the ability of our advisor, to attract and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we or our advisor will be successful in attracting and retaining such skilled personnel.

Our success will be dependent on the performance of Paladin Advisors as well as key employees of Paladin Advisors.

Our ability to achieve our investment objectives and to pay dividends is dependent upon the performance of Paladin Advisors and key employees of Paladin Advisors in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our prospectus dated February 28, 2005, as supplemented, or this Annual Report on Form 10-K. We will rely entirely on the management ability of Paladin Advisors, subject to the oversight of our board of directors. If Paladin Advisors suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, Paladin Advisors may be unable to allocate time and/or resources to our operations. If Paladin Advisors is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay dividends to our stockholders.

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

In the event that we enter into a joint venture with any other program sponsored or advised by Paladin Advisors or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Paladin program may never have an active trading market. Therefore, if we were to become listed on a national exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. In addition, in the event that we are not listed on a securities exchange or the NASDAQ National Market by February 23, 2015, our organizational documents provide for an orderly liquidation of our assets. In the event of such liquidation, any joint venture between us and another Paladin program may be required to sell its properties at such time. Our joint venture partners may not desire to sell the properties at that time. Joint ventures between us and other Paladin programs will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to you. Joint ventures with other Paladin programs would also be subject to the risks associated with joint ventures with unaffiliated third parties described below. Although our code of business conduct and ethics prohibits us from entering into joint ventures with affiliates of Paladin Advisors, our independent directors could waive or amend that prohibition at any time.

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

We may acquire properties or other real estate related investments from entities which are managed by Paladin Advisors or its affiliates. Further, we may also dispose of properties or other real estate related investments to entities which are controlled by Paladin Advisors or its affiliates. Paladin Advisors or its affiliates may make substantial profits in connection with such transactions. Paladin Advisors or its affiliates may owe fiduciary and/or other duties to the selling or purchasing entity in these transactions, and conflicts of interest between us and the selling or purchasing entities could exist in such transactions. Because our independent directors would rely on Paladin Advisors in identifying and evaluating any such transaction, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party. Also, the existence of conflicts, regardless of how they are resolved, might negatively affect the public’s perception of us. Although our code of business conduct and ethics prohibits us from acquiring assets from, or disposing of assets to, Paladin Advisors or its affiliates (other than the assignment of a purchase agreement to which Paladin Advisors or one of its affiliates is a party to us on substantially the same terms as the underlying agreement), our independent directors could waive of amend that provision at any time.

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

•

issue shares of our common stock to our independent directors pursuant to our incentive stock plan (as of December 31, 2006 we have granted 12,000 of our common shares to our independent directors pursuant to the incentive stock plan and an additional 48,000 shares remain available for issuance under the plan); or

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

In order to qualify as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Therefore, we would likely lease any hotels we acquire to wholly owned taxable REIT subsidiaries which we would form in the future. We expect that the rent payable under any such lease with a taxable REIT subsidiary would be based in whole or in part on hotel revenue. However, we would be subject to limits on the rent our taxable REIT subsidiary could pay us, as the REIT rules impose a 100% excise tax on any transaction with a taxable REIT subsidiary that does not conform to normal business practice. Under the REIT rules, neither we nor our taxable REIT subsidiaries to which we would lease hotels will be permitted to manage our hotels directly, and as a result, each taxable REIT subsidiary lessee would be required to enter into a management agreement with an eligible third-party operator that would manage the hotel. We cannot assure you that our taxable REIT subsidiaries would be able to enter into such management agreements on terms favorable to them, either initially or upon termination of an existing management agreement. Further, the operating results of our hotels would in large part be dependent on the quality of the management provided by such third party managers, over which we would have little control. Even if we believed one or more of our hotels were not being managed in an optimal manner, it likely would be difficult to terminate a manager under the terms of its management agreement. These aspects of investments we may make in hotels could increase our costs, limit our ability to manage the operations of hotels we own, decrease our profitability, and limit the amount of dividends payable to our stockholders.

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

We expect to make investments with both proceeds from this offering and debt. In addition, we have previously incurred and may incur in the future mortgage debt by obtaining loans secured by some or all of our real estate. We have previously borrowed and may borrow in the future funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

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

Tax Risks

We will be subject to tax risks arising once we make an election to be taxed as a REIT, including the material risks discussed below.

We may not qualify as a REIT for federal income tax purposes, which would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

We currently intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. We intend to qualify as a REIT and to elect to be taxed as a REIT for the taxable year ending December 31, 2007. Our qualification as a REIT will depend on our ability to meet various requirements set forth in the Internal Revenue Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke our REIT election, which it may do without stockholder approval.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2 .	Properties

As of December 31, 2006, we owned interests in three properties.

801 Fiber Optic Drive is owned by PRIP 801, LLC, a joint venture formed for this acquisition between us and 801 FO, LLC, the other tenant-in-common interest holder in 801 Fiber Optic Drive. The property is managed by the controlling member of 801 FO, LLC for which it receives a customary property management fee.

801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc., which we refer to as FedEx Ground, pursuant to a ten year net lease that commenced on August 1, 2001 and expires on July 31, 2011. FedEx Ground is a subsidiary of FedEx Corporation, a provider of transportation, e-commerce and supply management services. FedEx Ground also has the option to extend the lease for two additional five year periods. The first option is through July 31, 2016 at $405,792 per annum. The second option is through July 31, 2021 at $446,376 per annum. The current rent is $338,160 per annum.

The second property is Champion Farms Apartments located at 3700 Springhurst Boulevard in Louisville, Kentucky. Our interest in this property consists of a 70% membership interest in the entity that owns the property, Springhurst Housing Partners, LLC (“Springhurst”). Champion Farms Apartments is an existing 264 unit multifamily property which was built in 2000 and has an aggregate of 248,442 square feet of rentable area. The purchase price for our interest was $4,790,264.

In connection with the Paladin OP’s acquisition of its interest in Springhurst, Paladin OP may be required to purchase additional ownership units in Springhurst from Buckingham Springhurst, LLC upon the occurrence of certain events after the first anniversary of the acquisition. If such events occur, Buckingham Springhurst, LLC would be able to put to Paladin OP up to an additional 20% ownership in Springhurst at a cost of $67,500 per 1% of ownership interest.

The third property is Fieldstone Apartments located at 10637 Springfield Pike in Woodlawn, Ohio. Our interest in this property consists of a 65% membership interest in the entity that owns the property, Glenwood Housing Partners I, LLC (“Glenwood”). Fieldstone Apartments is an existing 264 unit multifamily community property which was built in 2001 and has an aggregate of 249,624 square feet of rentable area. The purchase price for our interest was $4,018,946.

In connection with the Paladin OP’s acquisition of its interest in Glenwood, Paladin OP may be required to purchase additional ownership units in Glenwood from Shiloh Crossing Partners II, LLC upon the occurrence of certain events after the first anniversary of the acquisition. If such events occur, Shiloh Crossing Partners II, LLC would be able to put to Paladin OP up to an additional 25% ownership in Glenwood at a cost of $62,500 per 1% of ownership interest.

        On December 1, 2006, PRIP 10637, LLC also entered in a Phase II Option Agreement (“Option Agreement”) with Glenwood Housing Partners II, LLC, an Indiana limited liability company (“Glenwood II”). Glenwood II owns a parcel of land adjacent to Fieldstone Apartments upon which it may construct 88 apartment units with an aggregate of 97,640 square feet of rentable space to be leased, managed and operated as Phase II of the Fieldstone Apartments. The Option Agreement grants the Company an ongoing option to purchase at least a 70% but not more than 90% beneficial ownership interest in Glenwood II or any person or entity that owns the parcel and developments thereon. The Option Agreement grants PRIP 10637, LLC the option to purchase a 70% interest in Glenwood II for the estimated fair value of that interest upon completion of development and stabilization of the project. Furthermore, the Option Agreement can not be assigned or transferred.

Item 3.	Legal Proceedings

None.

Item 4.	Su bmission of Matters to a Vote of Security Holders

None.

P ART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

In order for NASD members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2006. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share.

Holders

As of March 9, 2007, there were 353 holders of record of our common shares.

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

Month	Annualized Rate Declared	Date Paid/To be Paid
December 2005	6.0%	January 17, 2006
January 2006	6.0%	February 15, 2006
February 2006	6.0%	March 15, 2006
March 2006	6.0%	April 17, 2006
April 2006	6.0%	May 15, 2006
May 2006	6.0%	June 15, 2006
June 2006	6.0%	July 17, 2006
July 2006	6.0%	August 15, 2006
August 2006	6.0%	September 15, 2006
September 2006	6.0%	October 16, 2006
October 2006	6.0%	November 15, 2006
November 2006	6.0%	December 15, 2006
December 2006	6.0%	January 15, 2007
January 2007	6.0%	February 15, 2007
February 2007	6.0%	March 15, 2007

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

Use of Initial Public Offering Proceeds

On February 23, 2005, our initial public offering (SEC File No. 333-113863) was declared effective and we commenced our offering efforts. As of December 31, 2006, we had sold 818,045 shares of common in the offering, raising gross offering proceeds of $8,137,333. From this amount, we paid $736,402 in selling commissions and dealer manager fees to Prospect Financial Advisors, LLC, and we have used the balance of such proceeds to repay indebtedness, for general corporate purposes and to fund our acquisitions and our dividends. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

It em 6.	Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2006	2005	2004
Operating Data:
Revenues	$1,530,502	$16,243	$—
Loss before equity in earnings and minority interest	$(855,811)	$(83,728)	$—
Equity in earnings from real estate joint venture	$75,226	$14,987	$—
Minority interest	$(127,817)	$(7,200)	$—
Net loss	$(652,768)	$(61,541)	$—
Loss per common share (basic and diluted)	$(1.42)	$(5.01)	$—
Dividends declared per common share	$0.60	$0.048	$—
Weighted average common shares outstanding-basic and diluted	458, 658	12,291	500
Balance Sheet Data:
Total assets	$44,774,940	$1,976,197	$205,000
Long-term obligations	$32,850,000	$—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors, including those factors set forth in Item 1A of this Annual Report on Form 10-K and other factors presented throughout this report.

We are a Maryland corporation formed on October 31, 2003 that intends to invest in a diversified portfolio of real estate properties, focusing primarily on properties that produce current income. We had acquired interests in three income-producing properties as of December 31, 2006, including 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000; and Fieldstone Apartments, a 264 unit multifamily community property built in 2001. We intend to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. In addition, we may make or acquire mortgage loans secured by, or preferred equity investments in entities that own, the same types of properties that we may acquire directly, which we refer to collectively as real estate related investments. We intend to qualify as a real estate investment trust, or REIT, and to elect to be taxed as a REIT beginning with the taxable year ending December 31, 2007. We own our assets and conduct our operations through Paladin Realty Income Properties, L.P., our operating partnership, which we refer to as “Paladin OP.”

On February 23, 2005, we commenced our initial public offering of 35,000,000 common shares of the Company, par value $0.01 per share to the public on a best efforts basis at a price of $10.00 per share. We also registered up to 3,500,000 common shares under the Registration Statement to be issued during the offering pursuant to our dividend reinvestment plan at a price of $10.00 per share. On December 2, 2005, we reached our minimum offering by receiving $1,246,670 in subscriptions, excluding subscriptions received from Pennsylvania investors. As of December 31, 2006, we had sold 818,045 shares of our common stock in the offering for aggregate gross proceeds of $8,137,333.

We had intended to make an election to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code, beginning with the taxable year ended December 31, 2006, but as we have incurred losses for the fiscal year ended December 31, 2006, we have determined not to elect to be taxed as a REIT. We intend to make an election to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code, beginning with the taxable year ending December 31, 2007. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and, if at such time we have previously qualified as a REIT, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ending December 31, 2007, and thereafter we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

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

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we allocate costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset, which is 45 years for the building and improvements and a range of 5 to 7 years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from three to 24 months. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Expenditures for repairs and maintenance are expensed as incurred.

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

Investments

We evaluate our investments in accordance with Financial Accounting Standards Board, Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which is referred to as FIN 46R. If we determine that the joint venture is a “variable interest entity” (“VIE”) and that we are the “primary beneficiary” as defined in FIN 46R, we will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which we are not the primary beneficiary, we consider other relevant accounting literature including Accounting Principles Board Opinion 18— “The Equity Method of Accounting for Investments in Common Stock,” Statement of Position (“SOP”) 78-9— “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force Issue (“EITF”) 04-5 to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, we determine whether we should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities will be consolidated.

As of December 31, 2006, we hold a 97.6% ownership interest in Paladin OP and through Paladin OP holds a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), a 65% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”) and a 74% ownership interest in PRIP 801, LLC as described in Note 3 to the consolidated financial statements. We have determined that Paladin OP and its investees are not VIEs. We consolidate Paladin OP, Springhurst and Glenwood, as we are the majority owner and exercise control over all significant decisions. We account for our investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Revenue Recognition

We primarily lease residential apartments to tenants under non-cancellable operating lease with terms ranging from three to 24 months. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases”. Other income consists of various tenant related charges and are recognized as revenue in the period in which the applicable charge is incurred.

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

Income Taxes

For the year ending December 31, 2007, we intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and we intend to be taxed as such beginning with our taxable year ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

Prior to making the election to be taxed as a REIT, we may incur income taxes. For the tax years ended December 31, 2006 and 2005, we incurred net losses for federal income tax purposes of approximately $403,000 and $19,000, which expire in 2026 and 2025, respectively.

For both tax years ended December 31, 2006 and 2005, we have recorded a full valuation against the deferred tax asset relating to the NOL as we do not believe it is probable that we will realize the benefit from the carryforward of NOLs.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption FIN 48 to have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No .108). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 16, 2006. The adoption of the provisions of SAB 108 did not have any impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

Prior to acquiring an interest in 801 Fiber Optic Drive on November 2, 2005, we had not commenced any operations. In addition, we did not reach our minimum offering of at least $1,000,000 in shares until December 2, 2005, when we received $1,246,670 in subscriptions for 127,690 shares, excluding subscriptions received from Pennsylvania investors. As of December 31, 2005 we had sold 173,027 shares in the offering for aggregate proceeds of $1,704,469. As a result, we had limited operations in 2005, and none prior to the effective date of our registration statement in February 2005. As of December 31, 2006, we had sold 818,045 shares in the offering for aggregate proceeds of $8,137,333.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Rental income for the fiscal year ended December 31, 2006 was $1,417,679. We had no rental income for the fiscal year ended December 31, 2005. Rental income is the result of our acquisition of Champion Farms Apartments and Fieldstone Apartments. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of owning our investments in real estate acquired in 2006 for an entire year and future acquisitions of real estate investments.

Property operating expenses for the fiscal year ended December 31, 2006 were $492,297 relating to property operating expenses incurred for Champion Farms Apartments and Fieldstone Apartments, respectively. We had no property operating expenses for the fiscal year ended December 31, 2005. Property operating expenses were 32.2% of total revenues for the fiscal year ended December 31, 2006. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of owning our investments in real estate acquired in 2006 for an entire year and future acquisitions of real estate investments.

General and administrative expenses were $386,249 for the fiscal year ended December 31, 2006 compared to $36,771 for the fiscal year ended December 31, 2005. The increase in general and administrative expenses related primarily to asset management fees, independent director fees, director’s and officer’s liability insurance and amortization of restricted stock held by our independent directors.

Interest expense, including amortization of deferred financing costs, were $812,489 for the fiscal year ended December 31, 2006 compared to $12,066 for the fiscal year ended December 31, 2005. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred in connection with the acquisition of Champion Farms Apartments and Fieldstone Apartments and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $616,887 for the fiscal year ended December 31, 2006. We had no depreciation and amortization expense for the fiscal year ended December 31, 2005. Depreciation and amortization expense increased primarily as a result of amortization of in-place-leases which are amortized over the life of the leases and depreciation of building and furniture, fixtures and equipment.

Equity in earnings from real estate joint venture were $75,226 for the fiscal year ended December 31, 2006 compared to $14,987 for the fiscal year ended December 31, 2005. The increase in equity in earnings from real estate joint venture was primarily related to our allocable share of income related to PRIP 801 through Paladin OP’s 74% ownership interest in PRIP 801, LLC for an entire year in 2006 as compared to 2 months in 2005.

Minority interest increased from a charge of $7,200 for the fiscal year ended December 31, 2005 to a charge of $127,817 for the fiscal year ended December 31, 2006.

We had a net loss of $652,768 for the year ended December 31, 2006 primarily related to the increase in property operating expenses, general and administrative expenses, interest expense, including amortization of deferred financing costs and deprecation and amortization expense offset by the increase in total revenues. We had a net loss of $61,541 for the year ended December 31, 2005, primarily as a result of incurring overhead related to general and administrative expenses, organization and offering costs, and interest expense without sufficient revenues to cover these costs. Our only revenues for the fiscal year ended December 31, 2005 were $16,243 of interest income on our cash and cash equivalents.

Related Party Transactions and Agreements

Organization and Offering Costs. Our organization and offering costs are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of us and directly by us. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or Prospect Financial Advisors, LLC (“Prospect”), our dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of Prospect and broker-dealers participating in the Offering. Pursuant to the Advisory Agreement, we are obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to us any amount we reimburse them in excess of 3.0% of the gross proceeds from the Offering.

We had incurred organization and offering costs of $4,113,284 and $3,038,095 as of December 31, 2006 and 2005, respectively, which includes $4,018,284 and $3,038,095, respectively, paid by Paladin Advisors as described in Note 5 of Notes to Consolidated Financial Statements included under Item 8 of this Annual Report. Following receipt of the minimum offering on December 2, 2005, such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offering. When recorded by us, organization costs are expensed as incurred and offering costs are charged to shareholders’ equity. For the years ended December 31, 2006 and 2005, we have recognized $192,986 and $51,134, respectively, of organization and offering costs. For the years ended December 31, 2006 and 2005, we recognized $0 and $51,134, respectively, in organization costs in its consolidated statements of operations. As of December 31, 2006 and 2005, $192,986 and $0, respectively, in offering costs were charged to shareholders’ equity.

Subject to the 3% limitation, the remaining $3,869,164 in organization and offering costs, as of December 31, 2006 will be recognized in future periods as we receive additional proceeds of the Offering.

Expense Reimbursement. Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. We will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income (the “2%/25% Rule), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”).

Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our net income for any period is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under general accepted accounting principles (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

Paladin Advisors must reimburse the excess expenses to us within 60 days after the end of each fiscal quarter unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer receipt of any portion of the asset management fee or reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates.

During the Expense Period ended December 31, 2006, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $673,809. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule.

As of December 31, 2006, Paladin Advisors and its affiliates had incurred $1,292,517 in general and administrative expenses on our behalf, $90,117 of which are accrued on the consolidated statement of operations for the year ended December 31, 2006.

Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these expenses.

Acquisition and Advisory Fees. Pursuant to the terms of the Advisory Agreement, we pay Paladin Advisors acquisition and advisory fees consisting of 2.75% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 5.5% of the funds we advance with respect to the investment. Paladin Advisors is entitled to acquisition and advisory fees of $578,498 relating to the acquisition of 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. The acquisition and advisory fees were capitalized as part of our investment in 801 Fiber Optic Drive, Champion Farms and Fieldstone. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees.

Asset Management Fees. Pursuant to the terms of the Advisory Agreement, an annual asset management fee is payable to Paladin Advisors monthly in an amount equal to one-twelfth of 0.6% of (1) the contract purchase price of a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 1.2% of the funds we advance with respect to the investment. Paladin Advisors receives this fee for supervising the management, leasing, development and construction services provided for our properties by third parties and management of real estate related investments. Paladin Advisors is entitled to asset management fees of $61,475 relating to the management of 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees.

Trends or Uncertainties

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Liquidity and Capital Resources

For the year ended December 31, 2006, our source of funds were:

•	net proceeds of $5,837,285 from the sale of 645,018 common shares in our initial public offering;

•	distributions from our investment in 801 Fiber Optic Drive of $164,891;

•	rental income and other income at Champion Farms Apartments of $1,306,571;

•	rental income and other income at Fieldstone Apartments of $204,107;

•	interest income of $19,824; and

•	borrowings from loans from our sponsor Paladin Realty Partners, LLC and certain mortgage notes payable as described further below.

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

Net cash provided by / (used in) operating activities for the fiscal year ended December 31, 2006 was $391,288 and $(8,754) for the fiscal year ended December 31, 2005.

Net cash used in investing activities for the fiscal year ended December 31, 2006 was $24,650,252, which included $24,699,123 relating to the purchase of real estate and improvements and $40,794 in investment in real estate joint venture offset by distributions from real estate joint venture in excess of equity in earnings of $89,665. Net cash used in investing activities for the fiscal year ended December 31, 2005 was $1,688,761. Such use of funds was primarily related to our investment in the Fiber Optic Drive joint venture.

Net cash provided by financing activities was $25,164,064 for the fiscal year ended December 31, 2006 primarily related to $16,350,000 of borrowings from mortgage lenders and net borrowings of $6,200,000 from note payable to affiliate relating to the Champion Farms Apartments and Fieldstone Apartments acquisition described below and $6,432,864 in proceeds from the issuance of common shares in our offering offset primarily by $(2,400,000) of payments on note payable to affiliate, $(595,579) of selling commissions and dealer manager fees, $(470,500) of deferred loan costs, $(192,986) of offering costs, $(247,761) of dividends paid and $(9,960) of distributions to minority interest. Net cash provided by financing activities for the fiscal year ended December 31, 2005 were $1,563,646. Such increase was primarily related to proceeds from the offering.

Mortgage Notes Payable

In connection with the acquisition of an interest in Champion Farms Apartments, we entered into a mortgage loan in an amount of $16,350,000 (the “Champion Farms Mortgage”). The Champion Farms Mortgage pays interest only at a fixed interest rate of 6.14% through July 1, 2016, the maturity date, at which time the principal and any unpaid interest will become due and payable. In general, the Champion Farms Mortgage may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.

In connection with the acquisition of an interest in Fieldstone Apartments, the Company assumed a mortgage loan in the amount of $16,500,000 (the “Fieldstone Mortgage”). The Fieldstone Mortgage requires interest only payments at a rate of 6.05%, until July 1, 2011, after which principal and interest are payable monthly on a 30-year amortization schedule until the loan’s maturity on July 1, 2014, at which time all remaining principal and interest shall become due and payable. Approximately $15,900,000 will be due at maturity. In general, the Fieldstone Mortgage may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.

Notes Payable to Affiliate

                  The acquisition of the property interest in Champion Farms was partially funded through the assignment of proceeds from a note by and between Paladin Realty and Wachovia Bank, N.A. dated May 30, 2006 (the “Champion Farms Paladin Realty Note”) to us in the amount of $3,100,000, the proceeds of which were contributed to Paladin OP and used to make Paladin OP’s investment in PRIP 3700, LLC. The Champion Farms Paladin Realty Note was personally guaranteed by James R. Worms, our President, John A. Gerson, our Chief Financial Officer, and Michael B. Lenard, our Executive Vice President, Secretary and Counselor. Paladin Realty is our sponsor and our executive officers are also officers and principals of Paladin Realty. Assignment of the proceeds was made pursuant to a note by and between Paladin Realty and us dated June 1, 2006 (the “Champion Farms Company Note”) on substantially similar terms as the Champion Farms Paladin Realty Note. The Champion Farms Company Note provides for a loan in the amount of $3,100,000, with an interest rate based on LIBOR plus 2.25%. Payments on the Champion Farms Company Note are due in consecutive monthly payments of accrued interest only, commencing on July 1, 2006, and continuing on the same day of each month thereafter until fully paid. The term of the Champion Farms Company note was 180 days from its execution on June 1, 2006. On November 3, 2006, Paladin Realty entered into a revolving credit facility with Wachovia Bank, N.A. pursuant to which $1,200,000 of outstanding indebtedness was refinanced on November 9, 2006 (the “Paladin Realty Credit Facility”). Messr. Worms, Gerson and Lenard have personally guaranteed all borrowings in excess of $1 million under the Paladin Realty Credit Facility. Interest on the Paladin Realty Credit Facility is LIBOR plus 2.5%. Beginning November 9, 2006, we began paying Paladin Realty the interest rate under the Paladin Realty Credit Facility. Upon the expiration of the term of the Champion Farms Company Note, Paladin Realty did not require payment in full of the principal and instead accepted payment from us of accrued interest at the rate required under the Paladin Realty Credit Facility of LIBOR plus 2.5%. On March 28, 2007, we entered into an amendment to the Champion Farms Company note, which extended the term of the Champion Farms Company Note to November 3, 2007, the due date of the Paladin Realty Credit Facility and which changed the interest rate under the Champion Farms Company Note to LIBOR plus 2.5%. Under the Champion Farms Company Note, as amended, in the event of a default by us including nonpayment, false warranty, bankruptcy or certain changes in our structure or business, Paladin Realty may accelerate the maturity of the Champion Farms Company note, and charge additional interest at a rate of 3%. As of December 31, 2006, the outstanding balance of the Champion Farms Company Note was $1,000,000.

The acquisition of an interest in Fieldstone Apartments was partially funded through the assignment of proceeds by Paladin Realty to us from a promissory note drawn on the Paladin Realty Revolving Credit Facility in the amount of $2,000,000 and a term loan entered into between Paladin Realty and Wachovia Bank, N.A. dated December 1, 2006 in the amount of $1,100,000 (the “Paladin Realty Fieldstone Notes”). These proceeds were contributed to Paladin OP and used to make Paladin OP’s investment in PRIP 10637, LLC. As described above, Messrs. Worms, Gerson and Lenard have personally guaranteed all borrowings in excess of $1,000,000 million under the Paladin Realty Credit Facility and the Paladin Realty Fieldstone Notes and have personally guaranteed all of the $1.1 million term loan. Assignment of the proceeds was made pursuant to two notes by and between Paladin Realty and us (the “Company Fieldstone Notes”) on substantially similar terms as the Paladin Realty Fieldstone Notes. The Company Fieldstone Notes provide for loans in the amount of $2.0 million and $1.1 million, with interest rates based on LIBOR plus 2.5% and payments due in consecutive monthly payments of accrued interest only, commencing on January 1, 2007, and continuing on the same day of each month thereafter until fully paid. All principal and accrued interest becomes due and payable on the $2.0 million loan on November 3, 2007 and on the $1.1 million loan on the 180th day following execution of the note. In the event of a default by us under the Company Fieldstone Notes, including nonpayment, false warranty, bankruptcy or certain changes in our structure or business, Paladin Realty may accelerate the maturity of the Company Fieldstone Notes and charge additional interest at a rate of 3%. As of December 31, 2006, the outstanding balance of the Company Fieldstone Notes was $2,800,000.

Between December 31, 2006 and March 12, 2007, we had made payments of $1.0 million to the Champion Farms Company Note and $950,000 to the Company Fieldstone Notes.

Our articles of incorporation do not permit borrowings that would cause our aggregate borrowings to exceed 65% of the aggregate asset value of all of our real estate and real estate related investments, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Our leverage currently exceeds 65%. In accordance with our articles of incorporation, our board of directors, including our independent directors, approved our leverage increasing and exceeding 65% in connection with entering into the arrangements described above with Paladin Realty.

The board of directors determined that the excess leverage was justified for the following reasons: (1) the primary cause for the excess leverage related to short term borrowings used to make acquisitions which were guaranteed by members of our management; (2) the borrowings enabled us to purchase the assets and earn rental and interest income more quickly; and (3) the acquisitions are likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. We will likely continue to exceed our charter’s leverage guidelines during the early stages of our operations.

Our articles of incorporation further provide that we may not borrow money from Paladin Advisors and its affiliates unless such loan is approved by a majority of our directors, including a majority of the independent directors as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. Our board of directors, including our independent directors, determined that the notes are fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated third parties under the same circumstances and approved our entering into the notes.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006:

Mortgages Payable	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgages Payable
Principal	32,850,000	—	—	89,875	32,760,125
Interest	17,459,407	2,038,424	4,083,932	4,093,643	7,243,408

Notes Payable to Affiliate
Principal	3,800,000	3,800,000	—	—	—
Interest (1)	226,357	226,357	—	—	—

(1)	Based on the applicable interest rate of 7.8% as of December 31, 2006 assuming that the outstanding Notes are not paid until maturity.

Dividends

We paid $247,761 in dividends during the fiscal year ended December 31, 2006 as described in “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

These dividends were set by our board of directors at a level we believe to be appropriate based upon an evaluation of our assets and liabilities, projected levels of cash flow, additional capital and debt anticipated to be raised or incurred and invested in the future and our projected results of operations. As of December 31, 2006, we had paid $247,761 in dividends to our stockholders. However, for the fiscal year ended December 31, 2005, we have had negative cash flows from operations and for the fiscal year ended December 31, 2006 cash flows from operations were insufficient to pay our operating expenses and to cover the dividends we have paid or declared to our stockholders. Specifically, net cash (used in) operating activities was $8,754 for the year ended December 31, 2005 including a $87,021 in increase due to affiliates and net cash provided by operations was $391,288 for the fiscal year ended December 31, 2006 including a $90,117 increase in due to affiliates. Because our cash flows from operations have been insufficient to pay our operating expenses and to cover the dividends we have paid or declared to our stockholders through the date of this Annual Report on Form 10-K, we cannot assure you that we will be able to continue paying dividends to our stockholders at our historical per-share amounts, or that the dividends we pay will not decrease or be eliminated in the future. In order to permit us to pay dividends declared to date, we have used cash distributions from our investments, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of these expense payments and its receipt of asset management and acquisition and advisory fees.

As of December 31, 2006, Paladin Advisors had paid on our behalf $4,018,284 in organization and offering costs, none of which has been repaid. In addition, as of December 31, 2006, Paladin Advisors and its affiliates had paid on our behalf $1,292,517 in general and administrative expenses, none of which has been repaid. As described above, Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in any Expense Period. During the Expense Period ended December 31, 2006, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $673,809. In accordance with the advisory agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and asset management fees, as described in Note 5 to our condensed consolidated financial statements. As of December 31, 2006, Paladin Advisors was also entitled to acquisition and advisory fees of $578,498 relating to the acquisition of 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments and asset management fees of $61,475 relating to the management of 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. The acquisition and advisory fees were capitalized as part of these investments. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees and expenses including the amounts that are accrued on the condensed consolidated statement of operations for fiscal year ended December 31, 2006.

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

Off-Balance Sheet Arrangements

As of December 31, 2006 and 2005, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of December 31, 2006 we had outstanding fixed-rate debt of approximately $32.9 million and variable-rate debt of approximately $3.8 million.

As of December 31, 2006, the fair value of our fixed-rate debt is estimated to be $33.7 million, compared to its carrying value of $32.9 million. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates as of December 31, 2006.

A 50 basis point increase in interest rates on our fixed-rate debt would decrease the fair value of our $32.9 million fixed-rate debt by approximately $1.1 million. A 50 basis point decrease in interest rates on our fixed-rate debt would increase the fair value of our $32.9 million fixed-rate debt by approximately $1.1 million.

If interest rates were to increase by 50 basis points, the increase in interest expense on our $3.8 million of variable-rate debt would decrease future annual earnings and cash flows by approximately $14,000 if held to maturity. If interest rates were to decrease by 50 basis points, the decrease in interest expense on our $3.8 million variable-rate debt would increase our future annual earnings and cash flows by approximately $14,000 if held to maturity.

These amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any changes in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Item 8.	Financial S tatements and Supplementary Data

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Item X of Part I of this report and is incorporated herein by reference. Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10, are incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006 (our “2007 Proxy Statement”).

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

Item 11.	Executive Compensation

Information required by this Item 11 is incorporated by reference to our 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference to our 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this Item 13 is incorporated by reference to our 2007 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information required by this Item 14 is incorporated by reference to our 2007 Proxy Statement.

PA RT IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending June 30, 2005)

3.2	Bylaws of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending March 31, 2005)

4.1	Form of Subscription Agreement incorporated by reference to the registrant’s Registration Statement on Form S-11 (File No. 333-113863)

10.1	Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P. dated February 28, 2005 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2005)

10.2	Amended and Restated Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC, dated February 28, 2006 (incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-K for the fiscal year ending December 31, 2005)

10.3	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2005)*

10.4	Paladin Realty Income Properties, Inc. Dividend Reinvestment Plan (incorporated by reference to Appendix C to the Company’s prospectus filed on March 3, 2005)

10.5	Subscription Escrow Agreement by and between Paladin Realty Income Properties, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registration Statement on Form S-11 filed on February 1, 2005)

10.6	Purchase Agreement and amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.7	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC dated October 31, 2005 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.8	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.9	Membership Interest Purchase and Sale Agreement by and among PRIP 3700, LLC, Bradley B. Chambers, Buckingham Investment Corporation and Springhurst Housing Partners, LLC, dated as of May 10, 2006 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 12, 2006)

10.10	Amended and Restated Operating Agreement of Springhurst Housing Partners, LLC, dated June 1, 2006, by and between PRIP 3700, LLC and Buckingham Springhurst, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 9, 2006)

10.11	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of June 1, 2006 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 9, 2006)

10.12	Membership Interest Purchase and Sale Agreement by and between Shiloh Housing Partners II, LLC and Glenwood Housing Partners I, LLC, dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 7, 2006)

10.13	Amended and Restated Operating Agreement of Glenwood Housing Partners I, LLC by and between PRIP 10637, LLC and Shiloh Crossing Partners II, LLC, dated as of December 1, 2006 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on December 7, 2006)

10.14	Note for loan of $2,000,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on December 7, 2006)

10.15	Note for loan of $1,100,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on December 7, 2006)

10.16	Phase II Options Agreement by and between Glenwood Housing Partners II, LLC and PRIP 10637, LLC, dated as of December 1, 2006 (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on December 7, 2006)

21.1	List of subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

By:	/s/ James R. Worms
James R. Worms
President and Chief Executive Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ James R. Worms James R. Worms	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2007

/s/ Michael B. Lenard Michael B. Lenard	Executive Vice President, Secretary, Counselor and Director	April 2, 2007

/s/ John A. Gerson John A. Gerson	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 2, 2007

/s/ Harold H. Greene Harold H. Greene	Director	April 2, 2007

/s/ Harvey Lenkin Harvey Lenkin	Director	April 2, 2007

/s/ Michael L. Meyer Michael L. Meyer	Director	April 2, 2007

/s/ Christopher H. Volk Christopher H. Volk	Director	April 2, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending June 30, 2005)

3.2	Bylaws of Paladin Realty Income Properties, Inc. (incorporated by reference to the registrant’s Form 10-Q for the period ending March 31, 2005)

4.1	Form of Subscription Agreement incorporated by reference to the registrant’s Registration Statement on Form S-11 (File No. 333-113863)

10.1	Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P. dated February 28, 2005 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2005)

10.2	Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC, dated February 28, 2006 (incorporated by reference to the registrant’s Form 10-K for the fiscal year ending December 31, 2005)

10.3	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on May 13, 2005)*

10.4	Paladin Realty Income Properties, Inc. Dividend Reinvestment Plan (incorporated by reference to Appendix C to the Company’s prospectus filed on March 3, 2005)

10.5	Subscription Escrow Agreement by and between Paladin Realty Income Properties, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registration Statement on Form S-11 filed on February 1, 2005)

10.6	Purchase Agreement and amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.7	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC dated October 31, 2005 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.8	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.9	Membership Interest Purchase and Sale Agreement by and among PRIP 3700, LLC, Bradley B. Chambers, Buckingham Investment Corporation and Springhurst Housing Partners, LLC, dated as of May 10, 2006 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 12, 2006)

10.10	Amended and Restated Operating Agreement of Springhurst Housing Partners, LLC, dated June 1, 2006, by and between PRIP 3700, LLC and Buckingham Springhurst, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 9, 2006)

10.11	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of June 1, 2006 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 9, 2006)

10.12	Membership Interest Purchase and Sale Agreement by and between Shiloh Housing Partners II, LLC and Glenwood Housing Partners I, LLC, dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 7, 2006)

10.13	Amended and Restated Operating Agreement of Glenwood Housing Partners I, LLC by and between PRIP 10637, LLC and Shiloh Crossing Partners II, LLC, dated as of December 1, 2006 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on December 7, 2006)

10.14	Note for loan of $2,000,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on December 7, 2006)

10.15	Note for loan of $1,100,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on December 7, 2006)

10.16	Phase II Options Agreement by and between Glenwood Housing Partners II, LLC and PRIP 10637, LLC, dated as of December 1, 2006 (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on December 7, 2006)

21.1	List of subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Paladin Realty Income Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Paladin Realty Income Properties, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations for the years then ended, and the consolidated statements of shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paladin Realty Income Properties, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations for the years then ended, and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

March 30, 2007

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and 2005

	2006	2005
ASSETS
Real Estate:
Building and improvements	$36,418,755	$—
Land	3,781,578	—
Furniture, fixtures and equipment	659,788	—
In-place leases	823,508	—

	41,683,629	—
Less: Accumulated depreciation and amortization	(616,887)	—

Total real estate, net	41,066,742	—

Investment in real estate joint venture	1,748,869	1,838,534
Cash and cash equivalents	976,231	71,131
Restricted cash	311,797	50,000
Prepaid insurance and other assets, net	671,301	16,532

TOTAL ASSETS	$44,774,940	$1,976,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages payable	$32,850,000	$—
Notes payable to affiliate	3,800,000	—
Due to affiliates	853,622	181,013
Unaccepted subscriptions for common shares	22,000	50,000
Accrued expenses and other liabilities	788,374	45,279
Dividends payable	82,756	17,639

Total liabilities	38,396,752	293,931

Minority interest	166,891	192,800

Shareholders’ equity
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 830,545 shares and 173,527 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	8,305	1,735
Additional paid-in-capital	7,247,818	1,566,911
Accumulated deficit and dividends	(1,044,826)	(79,180)

Total shareholders’ equity	6,211,297	1,489,466

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,774,940	$1,976,197

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2006 and 2005

	2006	2005
Revenues
Rental income	$1,417,679	$—
Other income	92,999	—
Interest income	19,824	16,243

Total Revenues	1,530,502	16,243

Expenses
Property operating expenses	492,297	—
Real property taxes	78,391	—
General and administrative expenses	386,249	36,771
Organization costs	—	51,134
Interest expense, including amortization of deferred financing costs	812,489	12,066
Depreciation and amortization expense	616,887	—

Total Expenses	2,386,313	99,971

Loss before equity in earnings and minority interest	(855,811)	(83,728)

Equity in earnings from real estate joint venture	75,226	14,987
Minority interest	(127,817)	(7,200)

Net loss	$(652,768)	$(61,541)

Net loss per common share
Basic	$(1.42)	$(5.01)

Diluted	$(1.42)	N/A

Weighted average number of common shares outstanding
Basic	458,658	12,291

Diluted	458,658	N/A

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005 and 2004

	Common Shares
	Common shares	Amount	Additional Paid-in Capital	Accumulated Deficit and Dividends	Total Shareholders’ Equity
BALANCE, December 31, 2003	500	$5	$4,995	$—	$5,000

BALANCE, December 31, 2004	500	5	4,995	—	5,000

Issuance of common shares	173,027	1,730	1,702,739	—	1,704,469
Selling commissions and dealer manager fees	—	—	(140,823)	—	(140,823)
Dividends declared	—	—	—	(17,639)	(17,639)
Net loss	—	—	—	(61,541)	(61,541)

BALANCE, December 31, 2005	173,527	1,735	1,566,911	(79,180)	1,489,466

Issuance of common shares	645,018	6,450	6,426,414	—	6,432,864
Selling commissions and dealer manager fees	—	—	(595,579)	—	(595,579)
Offering costs	—	—	(192,986)	—	(192,986)
Issuance of common shares to directors	12,000	120	(120)	—	—
Share-based compensation expense	—	—	43,178	—	43,178
Dividends declared	—	—	—	(312,878)	(312,878)
Net loss	—	—	—	(652,768)	(652,768)

BALANCE, December 31, 2006	830,545	$8,305	$7,247,818	$(1,044,826)	$6,211,297

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(652,768)	$(61,541)	$—
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Equity in earnings from joint venture	(75,226)	(14,987)	—
Distributions from real estate joint venture	75,226	—	—
Depreciation and amortization expense	616,887	—	—
Amortization of deferred financing costs	20,606	—	—
Amortization of deferred compensation	43,178	—	—
Minority interest	(127,817)	(7,200)	—
Changes in operating assets and liabilities:
Increase in restricted cash	(289,797)	—	—
Increase in prepaid insurance and other assets	(93,007)	(16,532)	—
Increase in due to affiliates	90,117	87,021	—
Increase in other liabilities	783,889	4,485	—

Net cash provided by / (used in) operating activities	391,288	(8,754)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate and improvements	(24,699,123)	—	—
Investment in real estate joint venture	(40,794)	(1,700,587)	—
Distributions from real estate joint venture in excess of equity in earnings	89,665	11,826	—

Net cash used in investing activities	(24,650,252)	(1,688,761)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage payable	16,350,000	—	—
Borrowings from notes payable to affiliate	6,200,000	1,700,000	—
Payments on notes payable to affiliate	(2,400,000)	(1,700,000)	—
Deferred loan costs	(470,500)	—	—
Proceeds from issuance of common shares	6,432,864	1,704,469	—
(Increase) / decrease in unaccepted subscriptions for common stock	28,000	(50,000)	—
Increase / (decrease) in unaccepted subscriptions for common stock in restricted cash	(28,000)	50,000	—
Selling commissions and dealer manager fees	(595,579)	(140,823)	—
Offering costs	(95,000)	—	—
Dividends paid	(247,761)	—	—
Capital contributions from minority interest	—	—	195,000
Distributions to minority interest	(9,960)	—	—

Net cash provided by financing activities	25,164,064	1,563,646	195,000

Net increase / (decrease) in cash and cash equivalents	905,100	(133,869)	195,000

Cash and cash equivalents - beginning of year	71,131	205,000	10,000

Cash and cash equivalents - end of year	$976,231	$71,131	$205,000

Supplemental disclosure of non-cash investing and financing activities
Mortgage loan assumed in connection with purchase of real estate	$16,500,000	$—	$—

Acquisition fees due to affiliate	$484,506	$93,992	$—

Offering costs due to affiliate	$97,986	$—	$—

Acquisition costs accrued but unpaid	$—	$40,794	$—

Dividends payable	$82,756	$17,639	$—

Issuance of common stock for compensation plan	$120,000	$—	$—
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$592,483	$12,066	$—

See notes to consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 and intends to provide investors the potential for income through investment in a diversified portfolio of real estate properties, focusing primarily on investments that produce current income. Paladin REIT had acquired interests in three income-producing properties as of December 31, 2006, consisting of 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is 100% leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000; and Fieldstone Apartments, a 264 unit multifamily community property built in 2001. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT intends to qualify as a REIT and to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2007. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005, as amended February 28, 2007 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Offering”) was declared effective and Paladin REIT commenced its offering efforts. As of December 31, 2006, Paladin REIT had received proceeds of $8,137,333 for 818,045 shares.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of December 31, 2006 and 2005, Paladin Advisors holds a 2.4% and 10.5% limited partnership interest, respectively, and Paladin REIT holds a 97.6% and 89.5% general partnership interest, respectively, in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to continue to increase as Paladin REIT invests net proceeds from the Offering in Paladin OP. Paladin REIT had no operations prior to November 2, 2005.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Paladin REIT and its wholly-owned and controlled entities (collectively, the “Company”). In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), the Company also consolidates any variable interest entities (VIEs) of which it is the primary beneficiary as defined. When the Company does not have a controlling interest in an entity but exerts a significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. The Company allocates the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, the Company allocates costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The Company depreciates the building and fixtures based on the expected useful life of the asset, which is 45 years for the building and improvements and a range of 5 to 7 years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from three to 24 months. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Expenditures for repairs and maintenance are expensed as incurred.

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

Investments

The Company evaluates its investments in accordance with Financial Accounting Standards Board, Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which is referred to as FIN 46R. If the Company determines that the joint venture is a “variable interest entity” (“VIE”) and that the Company is the “primary beneficiary” as defined in FIN 46R, it will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which the Company is not the primary beneficiary, the Company considers other relevant accounting literature including Accounting Principles Board Opinion 18— “The Equity Method of Accounting for Investments in Common Stock,” Statement of Position (“SOP”) 78-9—”Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force Issue (“EITF”) 04-5 to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, the Company determines whether it should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not the Company exercises control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of the Company’s partners. To the extent that the Company is deemed to control these entities, these entities will be consolidated.

As of December 31, 2006, Paladin REIT holds a 97.6% ownership interest in Paladin OP and through Paladin OP holds a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), a 65% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”) and a 74% ownership interest in PRIP 801, LLC as described in Note 3. Paladin REIT has determined that Paladin OP and its investees are not VIEs. Paladin REIT consolidates Paladin OP, Springhurst and Glenwood, as it is the majority owner and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Deferred Loan Costs

Loan costs are capitalized and amortized on a straight-line basis over the life of the related loan, which approximates the effective interest method. The amortization is recorded as a component of interest expense.

Revenue Recognition

The Company primarily leases residential apartments to tenants under non-cancellable operating leases with terms ranging from three to 24 months. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases”.

Other income consists of various tenant related charges and are recognized as revenue in the period in which the applicable charge is incurred.

Accounts Receivable

Bad debts are recorded under the specific identification method, whereby, uncollectible receivables are directly written off when identified.

Use of Estimates

The presentation of the consolidated financial statements requires management to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of the property, plant and equipment, valuation allowances for receivables, and deferred income tax assets. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities at the date of purchase of three months or less.

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds. Restricted cash included $22,000 and $50,000 as of December 31, 2006 and 2005, respectively, for proceeds that were held in escrow. At December 31, 2006, restricted cash also included $289,797 held in restricted accounts for tenant improvements, repairs, property taxes and insurance as required by lenders.

Income Taxes

Paladin REIT intends to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and intends to be taxed as such beginning with its taxable year ending December 31, 2007. To qualify as a REIT, Paladin REIT must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, Paladin REIT generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. Once Paladin REIT has elected to be taxed as a REIT, if Paladin REIT fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Paladin REIT relief under certain statutory provisions. Such an event could materially adversely affect Paladin REIT’s net income and net cash available for distribution to stockholders. However, Paladin REIT believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that Paladin REIT will remain qualified as a REIT for federal income tax purposes.

Prior to making the election to be taxed as a REIT, Paladin REIT may incur income taxes. For the tax year ended December 31, 2006, the Company incurred net losses for federal income tax purposes of approximately $403,000 which expire in 2026. The difference between the tax loss and the book loss of approximately $653,000 mainly relates to 1) different depreciable lives of building and improvements, and in-place leases, and 2) the allocation of losses at Champion Farms and Fieldstone. For the tax year ended December 31, 2005, the Company incurred net losses for federal income tax purposes of approximately $19,000 which expires in 2025. The difference between the tax loss and the book loss of approximately $61,000 mainly relates to the treatment of organization expenses.

For both tax years ended December 31, 2006 and 2005, the Company has recorded a full valuation against the deferred tax asset relating to the NOLs as the Company does not believe it is probable that it will realize the benefit from the carryforward of NOLs.

Organization and Offering Costs

Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty Partners, LLC (“Paladin Realty”), on behalf of the Company and directly by the Company. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or Prospect Financial Advisors, LLC (“Prospect”), its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of Prospect and broker-dealers participating in the Offering. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offering. Following receipt of the minimum offering on December 2, 2005, such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offering. When recorded by the Company, organization costs are expensed as incurred and offering costs are charged to stockholders’ equity.

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

During the Expense Period ended December 31, 2006, Paladin REIT’s operating expenses including expenses incurred on behalf of Paladin REIT by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $673,809. In accordance with the Advisory Agreement, Paladin REIT recognizes on a quarterly basis amounts not exceeding the 2%/25% Rule.

Per Share Data

The Company presents both basic and diluted earnings (loss) per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to independent directors totaling 8,000 shares for the year ended December 31, 2006 but are excluded from the calculation as their effect would be antidilutive. At December 31, 2005, the Company had not issued any potentially dilutive securities. Accordingly, no diluted earnings per share was computed in 2005.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares includes proceeds related to subscriptions which were held in escrow but had not been accepted by the Company as of December 31, 2006 and 2005.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, other assets, dividends payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of December 31, 2006, the mortgage loans payable had an estimated fair value of approximately $33.7 million compared to the carrying value of $32.9 million. The fair value of the notes payable to affiliates approximates the carrying value.

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

On March 21, 2006, the Company started recording compensation expense for restricted common stock as required by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123(R)”). Compensation expense for common stock unvested at March 21, 2006 is based on the grant date fair value of the common shares calculated under SFAS No. 123(R) and will be recognized using the straightline attribution method, assuming no forfeitures. Compensation expense is only recorded for common shares expected to be vested. The Company recognizes the expense related to these shares over the vesting period. For the years ended December 31, 2006 and 2005, the Company recorded $43,178 and $0, respectively, of related compensation expense which is included such amounts in general and administrative expenses in the accompanying consolidated statements of operations. Total compensation costs on nonvested shares on December 31, 2006 and 2005 is $76,822 and $120,000, respectively, and the remaining weighted average period over which it is expected to be recognized is two years.

As of December 31, 2006, 4,000 shares have vested and the fair value is $10 per share. There are 8,000 shares unvested and there have been no forfeitures as of December 31, 2006.

Reportable Segments

FASB Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which is owning interests in real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. these liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of December 31, 2006, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 16, 2006. The adoption of the provisions of SAB 108 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Investments

Investments in Real Estate

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

In connection with the Paladin OP’s acquisition of its interest in Springhurst, Paladin OP may be required to purchase additional ownership units in Springhurst from Buckingham Springhurst, LLC upon the occurrence of certain events after the first anniversary of the acquisition. If such events occur, Buckingham Springhurst, LLC would be able to put to Paladin OP up to an additional 20% ownership in Springhurst at a cost of $67,500 per 1% of ownership interest.

On December 1, 2006, a wholly owned subsidiary of Paladin OP, PRIP 10637, LLC, purchased a 65% interest in Glenwood, a joint venture between PRIP 10637, LLC and Shiloh Crossing Partners II, LLC which owns Fieldstone Apartments. Fieldstone Apartments is a 264-unit luxury multifamily rental community built in 2001. The apartment complex is located in a neighborhood of Cincinnati, Ohio.

Under Statement of Financial Accounting Standards No. 141, “Business Combinations”, the Company recorded on its consolidated balance sheets the purchase of the 65% membership interest in Glenwood based on the pro rata allocation of the fair values of the assets acquired and the liabilities assumed and the historical financial statement carrying amounts of such net assets. The remaining portion of the values assigned to the assets and liabilities represent the minority interest’s ownership in Glenwood. As a result, the real estate assets were recorded at $20,282,000.

In connection with the Paladin OP’s acquisition of its interest in Glenwood, Paladin OP may be required to purchase additional ownership units in Glenwood from Shiloh Crossing Partners II, LLC upon the occurrence of certain events after the first anniversary of the acquisition. If such events occur, Shiloh Crossing Partners II, LLC would be able to put to Paladin OP up to an additional 25% ownership in Glenwood at a cost of $62,500 per 1% of ownership interest.

On December 1, 2006, PRIP 10637, LLC also entered in a Phase II Option Agreement (“Option Agreement”) with Glenwood Housing Partners II, LLC, an Indiana limited liability company (“Glenwood II”). Glenwood II owns a parcel of land adjacent to Fieldstone Apartments upon which it may construct 88 apartment units with an aggregate of 97,640 square feet of rentable space to be leased, managed and operated as Phase II of the Fieldstone Apartments. The Option Agreement grants the Company an ongoing option to purchase at least a 70% but not more than 90% beneficial ownership interest in Glenwood II or any person or entity that owns the parcel and developments thereon. The Option Agreement grants PRIP 10637, LLC the option to purchase a 70% interest in Glenwood II for the estimated fair value of that interest upon completion of development and stabilization of the project. Furthermore, the Option Agreement can not be assigned or transferred.

The following table summarizes certain information related to the Company’s investments in real estate as of December 31, 2006:

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Total Costs
Property	Encumbrances	Land Acquired	Building & Improvements	Improvements	Land Acquired	Building & Improvements	Accumulated Depreciation	Year Built	Year Acquired
Champion Farms Apartments	$16,350,000	$2,335,545	$17,856,281	$13,694	$2,335,545	$17,869,975	$(231,554)	2000	2006
Fieldstone Apartments	16,500,000	1,446,033	18,548,780	—	1,446,033	18,548,780	(34,349)	2001	2006

Total	$32,850,000	$3,781,578	$36,405,061	$13,694	$3,781,578	$36,418,755	$(265,903)

The aggregate cost of the Company’s investments in real estate for federal income tax purposes is approximately $40.1 million (unaudited) as of December 31, 2006.

The following reconciles the historical cost of the Company’s investments in real estate from January 1 to December 31, 2006:

2006
Balance, beginning of year	$—
Acquisitions	40,186,639
Improvements	13,694

Balance, end of year	$40,200,333

The following table reconciles accumulated depreciation related to the Company’s investments in real estate from January 1 to December 31, 2006:

2006
Balance, beginning of year	$—
Depreciation expense	265,903

Balance, end of year	$265,903

Depreciation of investments in real estate reflected in the statements of operations is calculated over the estimated lives of the assets as follows:

Buildings and improvements	45 years

In-place leases of $823,508 were added in 2006. Amortization of in-place leases was $290,801 in 2006 and the remaining balance of $532,707 will be fully amortized in 2007.

Investment in Unconsolidated Joint Venture

Paladin OP also has a 74% interest in PRIP 801, LLC, a joint venture between Paladin OP and 801 FO, LLC, which owns 801 Fiber Optic Drive. 801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc., (“FedEx Ground”), pursuant to a ten year net lease that commenced on August 1, 2001 and expires on July 31, 2011. FedEx Ground is a subsidiary of FedEx Corporation, a provider of transportation, e-commerce and supply management services. FedEx Ground also has the option to extend the lease for two additional five year periods. The first option is through July 31, 2016 at $405,792 per annum. The second option is through July 31, 2021 at $446,376 per annum. The current rent is $338,160 per annum.

Paladin OP accounts for its investment in PRIP 801, LLC under the equity method of accounting.

Condensed financial information of PRIP 801, LLC is summarized as follows:

Condensed Balance Sheets

December 31, 2006 and 2005

	2006	2005
ASSETS
Investment in real estate, net	$4,015,668	$4,096,524
Other assets, net	159,282	196,401

Total Assets	$4,174,950	$4,292,925

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000	$1,950,000
Other liabilities	28,348	28,680
Members’ equity	2,196,602	2,314,245

Total Liabilities and Members’ Equity	$4,174,950	$4,292,925

Company’s share of Members’ Equity	$1,625,571	$1,712,548

Condensed Statements of Operations

For the year ended December 31, 2006 and

For the period November 2, 2005 (inception) to December 31, 2005

	2006	2005
Revenues and interest income	$339,112	$56,390
Expenses	(233,823)	(35,532)

Net income	$105,289	$20,858

Company’s share of net income	$77,914	$15,435

The mortgage loan pays interest only at a fixed interest rate of 5.498% through November 1, 2010, the anticipated repayment date. If the mortgage loan is not repaid or refinanced as of the anticipated repayment date, interest will accrue at a rate per annum equal to the greater of (a) 8.498% and (b) the treasury rate plus three percentage points. Pursuant to the terms of a cash management agreement, the borrower is required to post a $550,000 letter of credit by December 1, 2007 of the loan date, or the lender will sweep and retain all cash flow from the Property. If the borrower does not pay off the loan on November 1, 2010, the lender can apply the letter of credit (or retained cash flow) and will continue to sweep all cash flow to repay the loan. In the event of a default under the loan documents, the cash management agreement further provides that the lender may sweep cash from all accounts maintained by the borrower with the lender (including rent accounts from the property). The estimated principal balance to be due at the anticipated repayment date is $1,950,000.

In general, the mortgage loan may not be prepaid until January 31, 2008. In general, no sale, encumbrance or other transfer of an interest in the property is permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO, LLC has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, Paladin Realty has agreed to fully indemnify Mr. Gilbert against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property. In addition PRIP 801, LLC has entered into an environmental and hazardous substance indemnification agreement.

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

4. Mortgages and Notes Payable

Mortgages Payable

In connection with the acquisition of Springhurst, a mortgage loan in an amount of $16,350,000 on the property was put in place. The mortgage loan pays interest only at a fixed interest rate of 6.14% through July 1, 2016, the maturity date, at which time the principal and any unpaid interest shall become due and payable. In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.

In connection with the acquisition of Glenwood, the Company assumed the mortgage loan in the amount of $16,500,000. The mortgage loan requires interest only payments at a rate of 6.05%, until July 1, 2011, after which principal and interest are payable monthly on a 30-year amortization schedule until the loan’s maturity on July 1, 2014, at which time all remaining principal and interest shall become due and payable. Approximately $15,900,000 will be due at maturity. In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.

Both loan agreements for Springhurst and Glenwood contain various covenants, which among other things, limit the ability of the borrower to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interest in the property among others. The loan agreements also contain certain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable.

Principal payments due on the mortgage loans payable as of December 31, 2006 are as follows:

2007	$—
2008	—
2009	—
2010	—
2011	89,875
Thereafter	32,760,125

Total	$32,850,000

Notes Payable to Affiliate

The acquisition of the property interest in Champion Farms was partially funded through the assignment of proceeds from a note by and between Paladin Realty and Wachovia Bank, N.A. dated May 30, 2006 (the “Champion Farms Paladin Realty Note”) to Paladin REIT in the amount of $3,100,000, the proceeds of which were contributed to Paladin OP and used to make Paladin OP’s investment in PRIP 3700, LLC. The Champion Farms Paladin Realty Note was personally guaranteed by James R. Worms, Paladin REIT’s President, John A. Gerson, Paladin REIT’s Chief Financial Officer, and Michael B. Lenard, Paladin REIT’s Executive Vice President, Secretary and Counselor. Paladin Realty is Paladin REIT’s sponsor and Paladin REIT’s executive officers are also officers and principals of Paladin Realty. Assignment of the proceeds was made pursuant to a note by and between Paladin Realty and Paladin REIT dated June 1, 2006 (the “Champion Farms Company Note”) on substantially similar terms as the Champion Farms Paladin Realty Note. The Champion Farms Company Note provides for a loan in the amount of $3,100,000, with an interest rate based on LIBOR plus 2.25%. Payments on the Champion Farms Company Note are due in consecutive monthly payments of accrued interest only, commencing on July 1, 2006, and continuing on the same day of each month thereafter until fully paid. The term of the Champion Farms Company note was 180 days from its execution on June 1, 2006. On November 3, 2006, Paladin Realty entered into a revolving credit facility with Wachovia Bank, N.A. pursuant to which $1,200,000 of outstanding indebtedness was refinanced on November 9, 2006 (the “Paladin Realty Credit Facility”). Messrs. Worms, Gerson and Lenard have personally guaranteed all borrowings in excess of $1 million under the Paladin Realty Credit Facility. Interest on the Paladin Realty Credit Facility is LIBOR plus 2.5%. Beginning November 9, 2006, Paladin REIT began paying Paladin Realty the interest rate under the Paladin Realty Credit Facility. Upon the expiration of the term of the Champion Farms Company Note, Paladin Realty did not require payment in full of the principal and instead accepted payment from Paladin REIT of accrued interest at the rate required under the Paladin Realty Credit Facility of LIBOR plus 2.5%, which was 7.8% as of December 31, 2006. On March 28, 2007, the Company entered into an amendment to the Champion Farms Company Note, which extended the term of the Champion Farms Company Note to November 3, 2007, the due date of the Paladin Realty Credit Facility and which changed the interest rate under the Champion Farms Company Note to LIBOR plus 2.5%. Under the Champion Farms Company Note, as amended, in the event of a default by Paladin REIT including nonpayment, false warranty, bankruptcy or certain changes in Paladin REIT’s structure or business, Paladin Realty may accelerate the maturity of the Champion Farms Company note, and charge additional interest at a rate of 3%. As of December 31, 2006, the outstanding balance of the Champion Farms Company Note was $1,000,000.

The acquisition of an interest in Fieldstone Apartments was partially funded through the assignment of proceeds by Paladin Realty to Paladin REIT from a promissory note drawn on the Paladin Realty Revolving Credit Facility in the amount of $2,000,000 and a term loan entered into between Paladin Realty and Wachovia Bank, N.A. dated December 1, 2006 in the amount of $1,100,000 (the “Paladin Realty Fieldstone Notes”). Assignment of the proceeds was made pursuant to two notes by and between Paladin Realty and Paladin REIT (the “Company Fieldstone Notes”) on substantially similar terms as the Paladin Realty Fieldstone Notes. These proceeds were contributed to Paladin OP and used to make Paladin OP’s investment in PRIP 10637, LLC. As described above, Messrs. Worms, Gerson and Lenard have personally guaranteed all borrowings in excess of $1,000,000 under the Paladin Realty Credit Facility and the Paladin Realty Fieldstone Notes and have personally guaranteed all of the $1.1 million term loan. The Company Fieldstone Notes provide for loans in the amount of $2.0 million and $1.1 million, with interest rates based on LIBOR plus 2.5%, which was 7.8% as of December 31, 2006, and payments due in consecutive monthly payments of accrued interest only, commencing on January 1, 2007, and continuing on the same day of each month thereafter until fully paid. All principal and accrued interest becomes due and payable on the $2.0 million loan on November 3, 2007 and on the $1.1 million loan on the 180th day following execution of the note. In the event of a default by Paladin REIT under the Company Fieldstone Notes, including nonpayment, false warranty, bankruptcy or certain changes in our structure or business, Paladin Realty may accelerate the maturity of the Company Fieldstone Notes and charge additional interest at a rate of 3%. As of December 31, 2006, the outstanding balance of the Company Fieldstone Notes was $2,800,000.

5. Shareholders’ Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s articles of incorporation, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common shares as the consideration paid for each such preferred share bears to the book value of each outstanding common share. As of December 31, 2006 and 2005, Paladin REIT had not issued any preferred shares.

Dividends

The board of directors has declared dividends for the periods listed below to stockholders of record as the close of business each day during the applicable period and paid on the dates listed below. Dividends to shareholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Dividends that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the shareholders’ basis in the common shares. Each of the dividends described below have been a return of capital.

Period	Annualized Rate Declared (1)	Date Paid/To be Paid
February 1, 2006 to February 28, 2006	6.0%	March 15, 2006
March 31, 2006 to March 31, 2006	6.0%	April 17, 2006
April 1, 2006 to April 30, 2006	6.0%	May 15, 2006
May 1, 2006 to May 31, 2006	6.0%	June 15, 2006
June 1, 2006 to June 30, 2006	6.0%	July 17, 2006
July 1, 2006 to July 31, 2006	6.0%	August 15, 2006
August 1, 2006 to August 31, 2006	6.0%	September 15, 2006
September 1, 2006 to September 30, 2006	6.0%	October 16, 2006
October 1, 2006 to October 31, 2006	6.0%	November 15, 2006
November 1, 2006 to November 30, 2006	6.0%	December 15, 2006
December 1, 2006 to December 31, 2006	6.0%	January 15, 2007
January 1, 2007 to January 31, 2007	6.0%	February 15, 2007

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.

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

Amounts due to Affiliate

	December 31, 2006	December 31, 2005
General and administrative expenses due to affiliate (1)	$126,004	$35,887
Organization and offering costs due to affiliate (2)	149,120	51,134
Acquisition fees due to affiliate (3)	578,498	93,992

Total due to affiliate	$853,622	$181,013
Deferred general and administrative expenses due to affiliate	$1,292,517	$662,640
Deferred organization and offering costs due to affiliate	$4,018,284	$3,038,095

(1)	For the year ended December 31, 2006 the Company paid $252,954 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company was able to recognize a total of $343,071 of general and administrative expenses in its consolidated statement of operations with the additional amount of $90,117 recorded as due to affiliate. As of December 31, 2005, the Company had accrued $35,887 in general and administrative expenses due to affiliate. Paladin Advisors has elected to defer (without interest) the net balance of $126,004 in general and administrative expenses due to affiliate.
(2)	For the year ended December 31, 2006, the Company paid $95,000 of offering costs. Due to the application of the 3% limitation (as discussed in Note 2), the Company was able to recognize a total of $192,986 as a charge to stockholders’ equity with the additional amount of $97,986 recorded as due to affiliate. As of December 31, 2005, the Company had accrued $51,134 in organization and offering costs due to affiliate. Paladin Advisors has elected to defer (without interest) the net balance of $149,120 in organization and offering costs due to affiliate.
(3)	Paladin Advisors was entitled to acquisition and advisory fees related to 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. Paladin Advisors has elected to defer all of these fees (without interest).

7. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2006:

	For the Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$2,103	$196,180	$566,176	$766,043
Equity in earnings of PRIP 801, LLC	$20,271	$21,031	$20,804	$13,120
Net income / (loss)	$10,726	$(120,990)	$(303,994)	$(238,510)
Income / (loss) per common share:
Basic	$0.04	$(0.33)	$(0.60)	$(0.34)
Diluted	$0.04	$(0.33)	$(0.60)	$(0.34)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2005:

	For the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$2,883	$1,485	$1,772	$10,103
Equity in earnings of PRIP 801, LLC	$—	$—	$—	$14,987
Net income / (loss)	$70	$37	$43	$(61,691)
Income / (loss) per common share	$0.14	$0.07	$0.09	$(5.18)

Diluted income (loss) per common share has not been presented as there were no dilutive potential common shares for the year ended December 31, 2005.

8. Subsequent Events

Sale of Common Shares

From January 1, 2007 to March 9, 2007, the Company has raised $2,486,526 in offering proceeds through the sale of 248,970 common shares in the offering.