Form 10-Q
period 2007-03-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2007-05-15
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2007, there were 1,493,826 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)	2

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2007 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Real Estate:
Building and improvements	$36,429,866	$36,418,755
Land	3,781,578	3,781,578
Furniture, fixtures and equipment	684,168	659,788
In-place leases	823,508	823,508

	41,719,120	41,683,629
Less: Accumulated depreciation and amortization	(1,058,867)	(616,887)

Total real estate, net	40,660,253	41,066,742

Investment in real estate joint venture	1,770,102	1,748,869
Cash and cash equivalents	1,033,169	976,231
Restricted cash	1,208,104	311,797
Prepaid insurance and other assets, net	840,107	671,301

TOTAL ASSETS	$45,511,735	$44,774,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages payable	$32,850,000	$32,850,000
Notes payable to affiliate	1,150,000	3,800,000
Due to affiliates	554,568	853,622
Unaccepted subscriptions for common shares	899,471	22,000
Accrued expenses and other liabilities	641,671	788,374
Dividends payable	117,097	82,756

Total liabilities	36,212,807	38,396,752

Minority interest	160,761	166,891

Shareholders’ equity
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 1,225,199 shares and 830,545 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	12,252	8,305
Additional paid-in-capital	10,707,989	7,247,818
Accumulated deficit and dividends	(1,582,074)	(1,044,826)

Total shareholders’ equity	9,138,167	6,211,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,511,735	$44,774,940

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues
Rental income	$1,092,540	$—
Other income	88,872	—
Interest income	4,996	2,103

Total Revenues	1,186,408	2,103

Expenses
Property operating expenses	355,480	—
Real property taxes	98,651	—
General and administrative expenses	188,537	10,854
Interest expense, including amortization of deferred financing costs	574,262	—
Depreciation and amortization expense	441,984	—

Total Expenses	1,658,914	10,854

Loss before equity in earnings and minority interest	(472,506)	(8,751)

Equity in earnings from real estate joint venture	21,233	20,271
Minority interest	(79,228)	794

Net income (loss)	$(372,045)	$10,726

Net income (loss) per common share
Basic	$(0.38)	$0.04

Diluted	$(0.38)	$0.04

Weighted average number of common shares outstanding
Basic	986,337	246,273

Diluted	986,337	247,739

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2007

(Unaudited)

	Common Shares
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit and Dividends	Total Shareholders’ Equity
BALANCE, December 31, 2006	830,545	$8,305	$7,247,818	$(1,044,826)	$6,211,297

Issuance of common shares	394,654	3,947	3,938,584	—	3,942,531
Selling commissions and dealer manager fees	—	—	(367,920)	—	(367,920)
Offering costs	—	—	(120,355)	—	(120,355)
Share-based compensation expense	—	—	9,862	—	9,862
Dividends declared	—	—	—	(165,203)	(165,203)
Net loss	—	—	—	(372,045)	(372,045)

BALANCE, March 31, 2007	1,225,199	$12,252	$10,707,989	$(1,582,074)	$9,138,167

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(372,045)	$10,726

Adjustments to reconcile net income (loss) to net cash used in operating activities
Equity in earnings from real estate joint venture	(21,233)	(20,271)
Distributions from real estate joint venture	—	20,271
Depreciation and amortization expense	441,984	—
Amortization of deferred financing costs	23,859	—
Amortization of deferred compensation	9,862	1,712
Minority interest	(79,228)	794
Changes in operating assets and liabilities:
Increase in restricted cash	(18,836)	—
Increase in prepaid insurance and other assets	(119,572)	(163,777)
Increase (decrease) in due to affiliates	40,564	(54,918)
Increase (decrease) in accrued expenses and other liabilities	(146,703)	35,015

Net cash used in operating activities	(241,348)	(170,448)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for real estate and improvements	(35,491)	—
Decrease in due to affiliates	(357,456)	—
Investment in real estate joint venture	—	(40,794)
Distributions from real estate joint venture in excess of equity in earnings	—	315

Net cash used in investing activities	(392,947)	(40,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable to affiliate	(2,650,000)	—
Proceeds from issuance of common shares	3,942,531	1,424,287
Increase in unaccepted subscriptions for common stock	877,471	75,000
Increase in unaccepted subscriptions for common stock in restricted cash	(877,471)	(75,000)
Selling commissions and dealer manager fees	(367,920)	(133,201)
Offering costs	(102,517)	(42,729)
Decrease in due to affiliates	—	(47,806)
Dividends paid	(130,861)	(28,471)
Distributions to minority interest	—	(2,926)

Net cash provided by financing activities	691,233	1,169,154

Net increase in cash and cash equivalents	56,938	958,227
Cash and cash equivalents - beginning of period	976,231	71,131

Cash and cash equivalents - end of period	$1,033,169	$1,029,358

Supplemental disclosure of non-cash investing and financing activities
Offering costs due to affiliate	$17,838	$—

Dividends payable	$117,097	$32,257

Issuance of common stock for compensation plan	$—	$120,000

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$367,255	$—

See notes to consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2007 and 2006 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 and intends to provide investors the potential for income through investment in a diversified portfolio of real estate properties, focusing primarily on investments that produce current income. Paladin REIT owns interests in three income-producing properties as of March 31, 2007, consisting of 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is 100% leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000; and Fieldstone Apartments, a 264 unit multifamily community property built in 2001. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT intends to qualify as a REIT and to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2007. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005, as amended February 28, 2007 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Offering”) was declared effective and Paladin REIT commenced its offering efforts. As of March 31, 2007 Paladin REIT had received proceeds of $12,079,864 for 1,212,699 shares.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of March 31, 2007 and December 31, 2006, Paladin Advisors holds a 1.6% and 2.4% limited partnership interest, respectively, and Paladin REIT holds a 98.4% and 97.6% general partnership interest, respectively, in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to continue to increase as Paladin REIT invests net proceeds from the Offering in Paladin OP. Paladin REIT had no operations prior to November 2, 2005.

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

As of March 31, 2007, Paladin OP holds a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), a 65% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”) and a 74% ownership interest in PRIP 801, LLC as described in Note 3. Paladin REIT has determined that Paladin OP and its investees are not VIEs. Paladin REIT consolidates Paladin OP, Springhurst and Glenwood, as it is the majority owner and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds. Restricted cash included $899,471 and $22,000 as of March 31, 2007 and December 31, 2006, respectively, for proceeds that were held in escrow. At March 31, 2007 and December 31, 2006, restricted cash also included $308,633 and $289,797 held in restricted accounts for tenant improvements, repairs, property taxes and insurance as required by lenders.

Income Taxes

For the year ending December 31, 2007, the Company intends to make an election to be taxed for such year as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company adopted FIN 48 as required effective January 1, 2007. The adoption of FIN 48 did not have a material impact on its consolidated financial position, results of operations or cash flows.

Prior to the election to be taxed as a REIT, the Company incurred net operating losses for federal income tax purposes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities are recognized in earnings in the period enacted. As of March 31, 2007, the Company has recorded a deferred tax asset which was fully offset by a valuation allowance. All of the Company’s tax years are subject to examination by tax jurisdictions as of the adoption date.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3% limitation of the gross proceeds from the Offering pursuant to the Company’s Advisory Agreement with Paladin Realty Advisors, LLC, as described in note 6.

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

During the Expense Period ended March 31, 2007, Paladin REIT’s operating expenses including expenses incurred on behalf of Paladin REIT by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $686,032. In accordance with the Advisory Agreement, Paladin REIT recognizes on a quarterly basis amounts not exceeding the 2%/25% Rule.

Per Share Data

The Company presents both basic and diluted earnings (loss) per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to independent directors totaling 8,000 and 12,000 shares as of March 31, 2007 and 2006 but are excluded from the calculation for March 31, 2007 as their effect would be antidilutive. However, the calculation of diluted EPS includes 1,466 shares for the three months ended March 31, 2006.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares includes proceeds related to subscriptions which were held in escrow but had not been accepted by the Company as of March 31, 2007 and December 31, 2006.

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

On March 21, 2006, the Company started recording compensation expense for restricted common stock as required by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123(R)”). Compensation expense for common stock unvested at March 21, 2006 is based on the grant date fair value of the common shares calculated under SFAS No. 123(R) and will be recognized using the straightline attribution method, assuming no forfeitures. Compensation expense is only recorded for common shares expected to be vested. The Company recognizes the expense related to these shares over the vesting period. For the periods ended March 31, 2007and 2006, the Company recorded $9,862 and $1,712, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. Total compensation costs on nonvested shares on March 31, 2007 is $66,960, and the remaining weighted average period over which it is expected to be recognized is two years.

As of March 31, 2007, 4,000 shares have vested and the fair value is $10 per share. There are 8,000 shares unvested and there have been no forfeitures as of March 31, 2007.

Reportable Segments

FASB Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which is owning interests in real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. these liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of March 31, 2007, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

3. Investments

Investments in Real Estate

Paladin OP holds a 70% ownership interest in Springhurst, which owns Champion Farms Apartments. Champion Farms Apartments is a 264-unit luxury multifamily rental community built in 2000. Paladin OP also holds a 65% ownership interest in Glenwood, which owns Fieldstone Apartments. Fieldstone Apartments is a 264-unit luxury multifamily rental community built in 2001. The Company consolidates Springhurst and Glenwood.

Investment in Unconsolidated Joint Venture

Paladin OP also has a 74% interest in PRIP 801, LLC, a joint venture between Paladin OP and 801 FO, LLC, which owns 801 Fiber Optic Drive. Paladin OP accounts for its investment in PRIP 801, LLC under the equity method of accounting.

Condensed financial information of PRIP 801, LLC is summarized as follows:

Condensed Balance Sheets

March 31, 2007 and December 31, 2006

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Investment in real estate, net	$3,995,454	$4,015,668
Other assets, net	210,429	159,282

Total Assets	$4,205,883	$4,174,950

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000	$1,950,000
Other liabilities	29,680	28,348
Members’ equity	2,226,203	2,196,602

Total Liabilities and Members’ Equity	$4,205,883	$4,174,950

Company’s share of Members’ Equity*	$1,647,476	$1,625,571

Condensed Statements of Operations

For the three months ended March 31, 2007 and 2006

(unaudited)

	March 31, 2007	March 31, 2006
Revenues and interest income	$84,647	$84,871
Expenses	(55,046)	(56,570)

Net income	$29,601	$28,301

Company’s share of net income*	$21,905	$20,943

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

* The difference in the Company’s share of Members’ Equity and the Company’s share of net income compared to the balance sheets and statements of operations is attributed to the depreciation expense of the acquisition costs incurred by the Company.

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

Notes Payable to Affiliate

The acquisition of the property interest in Champion Farms was partially funded through a note by and between Paladin Realty and Paladin REIT in the amount of $3,100,000. As of March 31, 2007, the Champion Farms Company Note has been repaid in full.

The acquisition of the interest in Fieldstone Apartments was partially funded through two notes by and between Paladin Realty and Paladin REIT in the amounts of $1,100,000 and $2,000,000 respectively. Both notes carry interest rates based on LIBOR plus 2.5%, which was 7.8% as of March 31, 2007. As of March 31, 2007, the outstanding balance of the Company Fieldstone Notes was $1,150,000.

5. Shareholders’ Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s articles of incorporation, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common shares as the consideration paid for each such preferred share bears to the book value of each outstanding common share. As of March 31, 2007 and December 31, 2006, Paladin REIT had not issued any preferred shares.

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

Period	Annualized Rate Declared (1)	Date Paid/To be Paid
February 1, 2006 to February 28, 2006	6.0%	March 15, 2006
March 31, 2006 to March 31, 2006	6.0%	April 17, 2006
April 1, 2006 to April 30, 2006	6.0%	May 15, 2006
May 1, 2006 to May 31, 2006	6.0%	June 15, 2006
June 1, 2006 to June 30, 2006	6.0%	July 17, 2006
July 1, 2006 to July 31, 2006	6.0%	August 15, 2006
August 1, 2006 to August 31, 2006	6.0%	September 15, 2006
September 1, 2006 to September 30, 2006	6.0%	October 16, 2006
October 1, 2006 to October 31, 2006	6.0%	November 15, 2006
November 1, 2006 to November 30, 2006	6.0%	December 15, 2006
December 1, 2006 to December 31, 2006	6.0%	January 15, 2007
January 1, 2007 to January 31, 2007	6.0%	February 15, 2007
February 1, 2007 to February 28, 2007	6.0%	March 15, 2007
March 1, 2007 to March 31, 2007	6.0%	April 16, 2007
April 1, 2007 to April 30, 2007	6.0%	May 15, 2007

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.

6. Related Party Transactions

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate and real estate related investments, among other services, as well as reimbursement for organization and offering costs incurred by Paladin Advisors on behalf of the Company and certain costs incurred by Paladin Advisors and its affiliates in providing services to the Company.

Amounts due to Affiliate

(unaudited)

	March 31, 2007	December 31, 2006
General and administrative expenses due to affiliate (1)	$166,568	$126,004
Organization and offering costs due to affiliate (2)	166,958	149,120
Acquisition fees due to affiliate (3)	221,042	578,498

Total due to affiliate	$554,568	$853,622
Deferred general and administrative expenses due to affiliate	$1,293,180	$1,292,517
Deferred organization and offering costs due to affiliate	$4,171,792	$4,018,284

(1)	During the three months ended March 31, 2007, the Company paid $168,166 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company was able to recognize a total of $177,176 of general and administrative expenses in its consolidated statement of operations with the additional amount of $9,010 recorded as due to affiliate. Paladin Advisors has elected to defer (without interest) the net balance of $166,568 in general and administrative expenses due to affiliate.
(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or Prospect Financial Advisors, LLC (“Prospect”), its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of Prospect and broker-dealers participating in the Offering. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offering. Following receipt of the minimum offering on December 2, 2005, such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offering. During the three months ended March 31, 2007, the Company paid $102,517 of offering costs. Due to the application of the 3% limitation, the Company was able to recognize a total of $120,355 as a charge to stockholders’ equity with the additional amount of $17,838 recorded as due to affiliate. Paladin Advisors has elected to defer (without interest) the net balance of $166,958 in organization and offering costs due to affiliate.
(3)	Paladin Advisors was entitled to acquisition and advisory fees related to 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. Paladin Advisors has elected to defer all of these fees (without interest). As of March 31, 2007, only the Fieldstone Apartments acquisition fee is still being deferred.

7. Subsequent Events

Sale of Common Shares

From April 1, 2007 to April 27, 2007, the Company has raised $1,632,246 in offering proceeds through the sale of 163,374 common shares in the offering.

Redemptions

Since March 31, 2007, three shareholders have redeemed 2,537 shares for $25,593.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 1 of this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors, including those factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and other factors presented throughout this report.

We are a Maryland corporation formed on October 31, 2003 that intends to invest in a diversified portfolio of real estate properties, focusing primarily on properties that produce current income. We own interests in three income-producing properties as of March 31, 2007, including 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000; and Fieldstone Apartments, a 264 unit multifamily community property built in 2001. We intend to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. In addition, we may make or acquire mortgage loans secured by, or preferred equity investments in entities that own, the same types of properties that we may acquire directly, which we refer to collectively as real estate related investments. We intend to qualify as a real estate investment trust, or REIT, and to elect to be taxed as a REIT beginning with the taxable year ending December 31, 2007. We own our assets and conduct our operations through Paladin Realty Income Properties, L.P., our operating partnership, which we refer to as “Paladin OP.”

On February 23, 2005, we commenced our initial public offering of 35,000,000 common shares of the Company, par value $0.01 per share to the public on a best efforts basis at a price of $10.00 per share. We also registered up to 3,500,000 common shares to be issued during the offering pursuant to our dividend reinvestment plan at a price of $10.00 per share. On December 2, 2005, we reached our minimum offering by receiving $1,246,670 in subscriptions, excluding subscriptions received from Pennsylvania investors. As of March 31, 2007, we had sold 1,212,699 shares of our common stock in the offering for aggregate gross proceeds of $12,079,864.

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

Investments

We evaluate our investments in accordance with Financial Accounting Standards Board, Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which is referred to as FIN 46R. If we determine that the joint venture is a “variable interest entity” (“VIE”) and that we are the “primary beneficiary” as defined in FIN 46R, we will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which we are not the primary beneficiary, we consider other relevant accounting literature including Accounting Principles Board Opinion 18—”The Equity Method of Accounting for Investments in Common Stock,” Statement of Position (“SOP”) 78-9—”Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force Issue (“EITF”) 04-5 to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, we determine whether we should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities will be consolidated.

As of March 31, 2007, we held a 98.4% ownership interest in Paladin OP and Paladin OP holds a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), a 65% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”) and a 74% ownership interest in PRIP 801, LLC as described in Note 3 to the consolidated financial statements. We have determined that Paladin OP and its investees are not VIEs. We consolidate Paladin OP, Springhurst and Glenwood, as we are the majority owner and exercise control over all significant decisions. We account for our investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

Comparison of the Quarter Ended March 31, 2007 to the Quarter Ended March 31, 2006

Rental income for the quarter ended March 31, 2007 was $1,092,540. We had no rental income for the quarter ended March 31, 2006 because we acquired Champion Farms Apartments in June 2006 and Fieldstone Apartments in December 2006. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of owning our investments in real estate acquired in 2006 and future acquisitions of real estate investments.

Other income for the quarter ended March 31, 2007 was $88,872. Other income consists of various tenant related charges and are recognized as revenue in the period in which the applicable charge is incurred. We had no other income for the quarter ended March 31, 2006.

Property operating expenses for the quarter ended March 31, 2007 were $355,480 relating to property operating expenses incurred for Champion Farms Apartments and Fieldstone Apartments. We had no property operating expenses for the quarter ended March 31, 2006. Property operating expenses were approximately 30% of total revenues for the quarter ended March 31, 2007. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of owning our investments in real estate acquired in 2006 for an entire year and future acquisitions of real estate investments.

General and administrative expenses were $188,537 for the quarter ended March 31, 2007 compared to $10,854 for the quarter ended March 31, 2006. The increase in general and administrative expenses related primarily to asset management fees, independent director fees, directors’ and officers’ liability insurance and amortization of restricted stock held by our independent directors.

Interest expense, including amortization of deferred financing costs, was $574,262 for the quarter ended March 31, 2007. We had no interest expense for the quarter ended March 31, 2006. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred in connection with the acquisition of Champion Farms Apartments and Fieldstone Apartments and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $441,984 for the quarter ended March 31, 2007. We had no depreciation and amortization expense for the quarter ended March 31, 2006. Depreciation and amortization expense in 2007 is a result of our 2006 acquisitions.

Equity in earnings from real estate joint venture were at $21,233 for the quarter ended March 31, 2007 compared to $20,271 for the quarter ended March 31, 2006.

Minority interest increased from an income allocation of $794 for the quarter ended March 31, 2006 to a loss allocation of $79,228 for the quarter ended March 31, 2007 due to our investments in Champion Farms and Fieldstone Apartments and the investments by the other partners in these joint ventures.

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

We had incurred organization and offering costs of $4,368,971 and $3,314,265 as of March 31, 2007 and 2006, respectively, which includes $4,171,792 and $3,223,729, respectively, paid by Paladin Advisors as described in Note 6 of the notes to our consolidated financial statements included herewith. Following receipt of the minimum offering on December 2, 2005, such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offering. When recorded by us, organization costs are expensed as incurred and offering costs are charged to shareholders’ equity. For the quarters ended March 31, 2007 and 2006, we have recognized $120,355 and $0, respectively, of offering costs.

As of March 31, 2007, $313,003 in offering costs have been charged to shareholders’ equity.

Subject to the 3% limitation, the remaining $4,004,834 in organization and offering costs, as of March 31, 2007 will be recognized in future periods as we receive additional proceeds of the Offering.

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

During the Expense Period ended March 31, 2007, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $686,032. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule.

As of March 31, 2007, Paladin Advisors and its affiliates had incurred $1,293,180 in general and administrative expenses on our behalf, $9,010 of which are accrued and recorded as due to affiliates at March 31, 2007.

Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these expenses.

Acquisition and Advisory Fees. Pursuant to the terms of the Advisory Agreement, we pay Paladin Advisors acquisition and advisory fees consisting of 2.75% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 5.5% of the funds we advance with respect to the investment. Paladin Advisors was entitled to acquisition and advisory fees of $578,498 relating to the acquisition of 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. The acquisition and advisory fees were capitalized as part of our investment in 801 Fiber Optic Drive, Champion Farms and Fieldstone. We paid $357,456 of acquisition fees to Paladin Advisors during the quarter ended March 31, 2007. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of the balance of $221,042.

Asset Management Fees. Pursuant to the terms of the Advisory Agreement, an annual asset management fee is payable to Paladin Advisors monthly in an amount equal to one-twelfth of 0.6% of (1) the contract purchase price of a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 1.2% of the funds we advance with respect to the investment. Paladin Advisors receives this fee for supervising the management, leasing, development and construction services provided for our properties by third parties and management of real estate related investments. Paladin Advisors is entitled to asset management fees of $93,029 relating to the management of 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these fees.

Trends or Uncertainties

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Liquidity and Capital Resources

During the three months ended March 31, 2007, our source of funds were:

•	net proceeds of $3,454,256 from the sale of 394,654 common shares in our initial public offering; and

•	net operating income of $727,281 from our investments in real estate.

Net operating income is defined as rental and other income less operating expenses and real estate taxes, which excludes depreciation and amortization expense, general and administrative expenses, interest income and interest expense.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “net loss” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss from continuing operations:

Net Operating Income	$727,281

Equity in income of real estate joint venture	21,233
Interest income	4,996
Depreciation and amortization expense	(441,984)
Interest expense	(574,262)
General and administrative expenses	(188,537)
Minority Interest	79,228

Net Loss	$(372,045)

We are dependent upon the net proceeds to be received from the offering to conduct our proposed activities. The capital required to purchase real estate and real estate related investments will be obtained from the offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter. We anticipate our sources of funds will continue to consist of the net proceeds of the offering and indebtedness. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Net cash used in operating activities for the three months ended March 31, 2007 was $241,348 and $170,448 for the comparable period of 2006.

Net cash used in investing activities for the three months ended March 31, 2007 was $392,947, which included $35,491 relating to improvements to our real estate investments and payment of $357,456 of acquisition fees owed to Paladin Advisors. Net cash used in investing activities for the three months ended March 31, 2006 was $40,479. Such use of funds was primarily related to legal fees relating to our investment in 801 Fiber Optic Drive accrued as of December 31, 2005 and paid during the three months ended March 31, 2006.

Net cash provided by financing activities was $691,233 for the three months ended March 31, 2007 related to $3,942,531 in proceeds from the issuance of common shares in our offering offset primarily by $2,650,000 of payments on note payable to affiliate, $367,920 of selling commissions and dealer manager fees, $102,517 of offering costs and $130,861 of dividends paid. Net cash provided by financing activities for the three months ended March 31, 2006 was $1,169,154 and primarily related to $1,424,287 in proceeds from the issuance of common shares offset by $133,201 in selling commissions and dealer manager fees, $42,729 in offering costs, $47,806 in due to affiliates, and $28,471 in dividends paid.

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

Notes Payable to Affiliate

The acquisition of the property interest in Champion Farms was partially funded through a note by and between Paladin Realty and Paladin REIT in the amount of $3,100,000. As of March 31, 2007, the Champion Farms Company Note has been repaid in full.

The acquisition of the interest in Fieldstone Apartments was partially funded through two notes by and between Paladin Realty and Paladin REIT in the amount of $1,100,000 and $2,000,000 respectively. Both notes carry interest rates based on LIBOR plus 2.5%, which was 7.8% as of March 31, 2007. As of March 31, 2007, the outstanding balance of the Company Fieldstone Notes was $1,150,000. Additional terms and conditions of these notes are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Dividends

We paid $130,861 in dividends during the three months ended March 31, 2007. Our board of directors has declared dividends for the periods listed below to stockholders of record as the close of business each day during the applicable period and paid on the dates listed below.

Month	Annualized Rate Declared (1)	Date Paid	Total Dividends (2)
December 2006	6.0%	January 15, 2007	$40,432
January 2007	6.0%	February 15, 2007	$44,162
February 2007	6.0%	March 15, 2007	$46,267

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On February 22, 2007, our board of directors declared dividends for the month of March 2007 which totaled $56,678 when paid on April 16, 2007. On March 20, 2007, our board of directors declared dividends for the month of April 2007 which will total approximately $62,200 when paid on May 15, 2007. On April 26, 2007, our board of directors declared dividends for the month of May 2007 which will total approximately $75,600 when paid on June 15, 2007.

These dividends were set by our board of directors at a level we believe to be appropriate based upon an evaluation of our assets and liabilities, projected levels of cash flow, additional capital and debt anticipated to be raised or incurred and invested in the future and our projected results of operations. During the quarterly period ended March 31, 2007, we paid $130,861 in dividends to our stockholders. However, through the three months ended March 31, 2007 we have had negative cash flows from operations and for the quarter ended March 31, 2007 cash flows from operations were insufficient to pay our operating expenses and to cover the dividends we have paid or declared to our stockholders. Specifically, net cash used in operations was $241,348 for the three months ended March 31, 2007. Because our cash flows from operations have been insufficient to pay our operating expenses and to cover the dividends we have paid or declared to our stockholders through the date of this Quarterly Report on Form 10-Q, we cannot assure you that we will be able to continue paying dividends to our stockholders at our historical per-share amounts, or that the dividends we pay will not decrease or be eliminated in the future. In order to permit us to pay dividends declared to date, we have used cash distributions from our investments, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of these expense payments and its receipt of asset management and acquisition and advisory fees.

As of March 31, 2007, Paladin Advisors had paid on our behalf $4,171,792 in organization and offering costs, none of which has been repaid. In addition, as of March 31, 2007, Paladin Advisors and its affiliates had paid on our behalf $1,293,180 in general and administrative expenses, none of which has been repaid. As described above, Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in any Expense Period. During the Expense Period ended March 31, 2007, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $686,032. In accordance with the Advisory Agreement, Paladin Advisors has deferred payment of such amount, and it was recorded as a reduction in general and administrative expenses and asset management fees, as described in Note 6 to our consolidated financial statements. As of March 31, 2007, Paladin Advisors was also entitled to acquisition and advisory fees of $221,042 relating to the acquisitions of Fieldstone Apartments and asset management fees of $93,029 relating to the management of 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. The acquisition and advisory fees were capitalized as part of these investments. We paid $357,456 of acquisition fees to Paladin Advisors during the quarter ended March 31, 2007. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of the remainder of these fees and expenses including the amounts that are accrued on the consolidated statement of operations for the three months ended March 31, 2007.

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

Off-Balance Sheet Arrangements

As of March 31, 2007 and 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Other than the repayment of $2.65 million of our notes payable to affiliate, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report on Form 10-Q, there were no material changes during the three months ended March 31, 2007 to the quantitative and qualitative disclosures about market risks provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of our Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our initial public offering (SEC File No. 333-113863) was declared effective and we commenced our offering efforts. As of March 31, 2007, we had sold 1,212,699 shares of common stock in the offering, raising gross offering proceeds of $12,079,864. From this amount, we have incurred $1,104,322 in selling commissions and dealer manager fees to Prospect Financial Advisors, LLC, $4,368,971 in organization and offering costs (of which $364,475 has been recorded in our financial statements), $578,498 in acquisition and advisory fees and $93,029 in asset management fees.

For information regarding how we used the net proceeds from our initial public offering (along with how we used cash from operating activities) through March 31, 2007, see our consolidated statements of cash flows included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q on August 15, 2005 and incorporated herein by reference)

3.2	Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 to the Registrant’s Form S-11 Registration Statement (File No. 333-113863), as amended to date, on April 6, 2007 (“Post-Effective Amendment No. 5”) and incorporated herein by reference)

4.1	Form of Subscription Agreement (filed as Appendix B to Post-Effective Amendment No. 5 and incorporated herein by reference)

10.1	Amendment No. 1, dated February 28, 2007, to the Dealer Manager Agreement by and between Paladin Realty Income Properties, Inc. and Prospect Financial Advisors, LLC, dated February 28, 2005 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2007 and incorporated herein by reference).

10.2	Amended and Restated Advisory Agreement by and between Paladin Realty Income Properties, Inc. and Paladin Realty Advisors, LLC dated February 28, 2007 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2007 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: May 15, 2007	By:	/s/ James R. Worms
James R. Worms
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2007	By:	/s/ John A. Gerson
John A. Gerson
Executive Vice President, Chief Financial Officer and Director
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 and incorporated herein by reference)

3.2	Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 filed on April 6, 2007 and incorporated herein by reference)

4.1	Form of Subscription Agreement (filed as Appendix B to Post-Effective Amendment No. 5 filed on April 6, 2007 and incorporated herein by reference)

10.1	Amendment No. 1, dated February 28, 2007, to the Dealer Manager Agreement by and between Paladin Realty Income Properties, Inc. and Prospect Financial Advisors, LLC, dated February 28, 2005 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2007 and incorporated herein by reference).

10.2	Amended and Restated Advisory Agreement by and between Paladin Realty Income Properties, Inc. and Paladin Realty Advisors, LLC dated February 28, 2007 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2007 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer