Form 10-Q
period 2007-06-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2007-08-14
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, there were 2,107,954 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 (unaudited)	2

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2007 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Real Estate:
Building and improvements	$36,435,657	$36,418,755
Land	3,781,578	3,781,578
Furniture, fixtures and equipment	719,225	659,788
In-place leases	823,508	823,508

	41,759,968	41,683,629
Less: Accumulated depreciation and amortization	(1,465,554)	(616,887)

Total real estate, net	40,294,414	41,066,742

Investment in real estate joint venture	1,713,388	1,748,869
Cash and cash equivalents	4,486,819	976,231
Restricted cash	750,251	311,797
Prepaid insurance and other assets, net	819,756	671,301
Due from affiliates	84,768	—

TOTAL ASSETS	$48,149,396	$44,774,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages payable	$32,850,000	$32,850,000
Notes payable to affiliate	—	3,800,000
Due to affiliates	—	853,622
Unaccepted subscriptions for common shares	422,453	22,000
Accrued expenses and other liabilities	589,635	788,374
Dividends payable	178,835	82,756

Total liabilities	34,040,923	38,396,752

Minority interest	150,908	166,891

Shareholders’ equity
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 1,847,137 shares and 830,545 shares issued, respectively	18,471	8,305
Additional paid-in-capital	16,165,497	7,247,818
Accumulated deficit and dividends	(2,202,810)	(1,044,826)
Treasury shares, at cost - 2,537 shares and 0 shares, respectively	(23,593)	—

Total shareholders’ equity	13,957,565	6,211,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,149,396	$44,774,940

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues
Rental income	$1,125,664	$174,132	$2,218,204	$174,132
Other income	95,963	19,271	184,835	19,271
Interest income	16,843	2,777	21,839	4,880

Total Revenues	1,238,470	196,180	2,424,878	198,283

Expenses
Property operating expenses	368,530	54,984	724,010	54,984
Real property taxes	98,604	11,516	197,255	11,516
General and administrative expenses	269,312	91,467	457,849	102,321
Interest expense, including amortization of deferred financing costs	534,420	103,321	1,108,682	103,321
Depreciation and amortization expense	406,816	77,876	848,800	77,876

Total Expenses	1,677,682	339,164	3,336,596	350,018

Loss before equity in earnings and minority interest	(439,212)	(142,984)	(911,718)	(151,735)

Equity in earnings from real estate joint venture	20,986	21,031	42,219	41,302
Minority interest	56,460	963	135,688	169

Net Loss	$(361,766)	$(120,990)	$(733,811)	$(110,264)

Net loss per common share
Basic	$(0.24)	$(0.33)	$(0.59)	$(0.36)

Diluted	$(0.24)	(0.33)	$(0.59)	(0.36)

Weighted average number of common shares outstanding
Basic	1,497,102	369,994	1,243,130	308,458

Diluted	1,497,102	369,994	1,243,130	308,458

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2007

(Unaudited)

	Common Shares		Treasury Shares
	Common Shares	Amount	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Deficit and Dividends	Total Shareholders’ Equity
BALANCE, December 31, 2006	830,545	$8,305	—	$—	$7,247,818	$(1,044,826)	$6,211,297

Issuance of common shares	1,016,592	10,166	—	—	10,141,928	—	10,152,094
Treasury shares purchased	—	—	2,537	(23,593)	—	—	(23,593)
Selling commissions and dealer manager fees	—	—	—	—	(937,481)	—	(937,481)
Offering costs	—	—	—	—	(306,603)	—	(306,603)
Share-based compensation expense	—	—	—	—	19,835	—	19,835
Dividends declared	—	—	—	—	—	(424,173)	(424,173)
Net loss	—	—	—	—	—	(733,811)	(733,811)

BALANCE, June 30, 2007	1,847,137	$18,471	2,537	$(23,593)	$16,165,497	$(2,202,810)	$13,957,565

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(733,811)	$(110,264)

Adjustments to reconcile net loss to net cash used in operating activities
Equity in earnings from real estate joint venture	(42,219)	(41,302)
Distributions from real estate joint venture	42,219	41,302
Depreciation and amortization expense	848,800	77,876
Amortization of deferred financing costs	47,716	1,365
Amortization of deferred compensation	19,835	15,875
Minority interest	(135,688)	(169)
Changes in operating assets and liabilities:
Increase in restricted cash	(38,001)	(135,750)
Increase in prepaid insurance and other assets	(68,478)	(158,447)
Decrease in due to affiliates	(61,265)	(39,353)
Increase (decrease) in accrued expenses and other liabilities	(198,739)	228,803

Net cash used in operating activities	(319,631)	(120,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for real estate and improvements	(76,339)	(21,103,641)
(Decrease) increase in due to affiliates	(578,498)	263,464
Investment in real estate joint venture	—	(40,794)
Distributions from real estate joint venture in excess of equity in earnings	35,481	6,229

Net cash used in investing activities	(619,356)	(20,874,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage payable	—	16,350,000
Borrowings from note payable to affiliate	—	3,100,000
Payments on notes payable to affiliate	(3,800,000)	—
Deferred loan costs	—	(163,500)
Proceeds from issuance of common shares	10,152,094	2,257,974
Treasury shares purchased	(23,593)	—
Increase in unaccepted subscriptions for common stock	400,453	497,000
Increase in unaccepted subscriptions for common stock in restricted cash	(400,453)	(497,000)
Selling commissions and dealer manager fees	(937,481)	(213,716)
Offering costs	(306,603)	(67,739)
Increase in due from affiliates	(298,760)	—
Decrease in due to affiliates	—	(47,806)
Dividends paid	(328,094)	(80,983)
Distributions to minority interest	(7,988)	(3,945)

Net cash provided by financing activities	4,449,575	21,130,285

Net increase in cash and cash equivalents	3,510,588	135,479
Cash and cash equivalents - beginning of period	976,231	71,131

Cash and cash equivalents - end of period	$4,486,819	$206,610

Supplemental disclosure of non-cash investing and financing activities

Dividends payable	$178,835	$42,381

Issuance of common stock for compensation plan	$—	$120,000

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$1,093,521	$69,957

See notes to consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 and intends to provide investors the potential for income through investment in a diversified portfolio of real estate properties, focusing primarily on investments that produce current income. Paladin REIT owns interests in three income-producing properties as of June 30, 2007, consisting of 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is 100% leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000; and Fieldstone Apartments, a 264 unit multifamily community property built in 2001. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT intends to qualify as a REIT and to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2007. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005, as amended February 28, 2007 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Offering”) was declared effective and Paladin REIT commenced its offering efforts. As of June 30, 2007 Paladin REIT had received proceeds of $18,289,427 for 1,834,637 shares.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of June 30, 2007 and December 31, 2006, Paladin Advisors holds a 1.1% and 2.4% limited partnership interest, respectively, and Paladin REIT holds a 98.9% and 97.6% general partnership interest, respectively, in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to continue to increase as Paladin REIT invests net proceeds from the Offering in Paladin OP. Paladin REIT had no operations prior to November 2, 2005.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (unaudited)

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

As of June 30, 2007, Paladin OP holds a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), a 65% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”) and a 74% ownership interest in PRIP 801, LLC as described in Note 3. Paladin REIT has determined that Paladin OP and its investees are not VIEs. Paladin REIT consolidates Paladin OP, Springhurst and Glenwood, as it is the majority owner and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (unaudited)

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

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds. Restricted cash included $422,453 and $22,000 as of June 30, 2007 and December 31, 2006, respectively, for proceeds that were held in escrow. At June 30, 2007 and December 31, 2006, restricted cash also included $327,798 and $289,797 held in restricted accounts for tenant improvements, repairs, property taxes and insurance as required by lenders.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company adopted FIN 48 as required effective January 1, 2007. The adoption of FIN 48 did not have any impact on its consolidated financial position, results of operations or cash flows.

Prior to the election to be taxed as a REIT, the Company incurred net operating losses for federal income tax purposes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities are recognized in earnings in the period enacted. As of June 30, 2007, the Company has recorded a deferred tax asset which was fully offset by a valuation allowance. All of the Company’s tax years are subject to examination by tax jurisdictions.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3% limitation of the gross proceeds from the Offering pursuant to the Company’s Advisory Agreement with Paladin Realty Advisors, LLC, as described in note 6.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (unaudited)

Expense Reimbursement

Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to Paladin REIT by Paladin Advisors and its affiliates, including reimbursement of personnel costs and overhead for which they do not otherwise receive a fee. Paladin REIT will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of the average invested assets of Paladin REIT or (2) 25% of the net income of Paladin REIT (the “2%/25% Rule), and Paladin Advisors must reimburse Paladin REIT quarterly for any amounts by which the operating expenses of Paladin REIT exceeds the 2%/25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”).

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

Per Share Data

The Company presents both basic and diluted loss per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to independent directors totaling 8,000 and 12,000 shares for the three and six months ended June 30, 2007 and 2006, respectively, but are excluded from the calculation for June 30, 2007 and 2006 as their effect would be antidilutive.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares includes proceeds related to subscriptions which were held in escrow but had not been accepted by the Company as of June 30, 2007 and December 31, 2006.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, other assets, dividends payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. The fair value of the mortgage and note payable to affiliates approximates the carrying value.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (unaudited)

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

On March 21, 2006, the Company started recording compensation expense for restricted common stock as required by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123(R)”). Compensation expense for common stock unvested at March 21, 2006 is based on the grant date fair value of the common shares calculated under SFAS No. 123(R) and will be recognized using the straightline attribution method, assuming no forfeitures. Compensation expense is only recorded for common shares expected to be vested. The Company recognizes the expense related to these shares over the vesting period. For the three and six months ended June 30, 2007, the Company recorded $9,973 and $19,835, respectively, and for the three and six months ended June 30, 2006, the Company recorded $14,163 and $15,875, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. Total unamortized compensation costs on nonvested shares on June 30, 2007 is $56,987, and the remaining weighted average period over which it is expected to be recognized is one and one-half years.

As of June 30, 2007, 4,000 shares have vested. There are 8,000 shares unvested and there have been no forfeitures as of June 30, 2007.

Reportable Segments

FASB Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which is owning interests in real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of June 30, 2007, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (unaudited)

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

Condensed financial information of PRIP 801, LLC is summarized as follows:

Condensed Balance Sheets

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Investment in real estate, net	$3,975,240	$4,015,668
Other assets, net	153,410	159,282

Total Assets	$4,128,650	$4,174,950

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000	$1,950,000
Other liabilities	28,180	28,348
Members’ equity	2,150,470	2,196,602

Total Liabilities and Members’ Equity	$4,128,650	$4,174,950

Company’s share of Members’ Equity*	$1,591,434	$1,625,571

Condensed Statements of Operations

(unaudited)

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Revenues and interest income	$84,692	$84,822	$169,339	$169,693
Expenses	(55,425)	(55,493)	(110,471)	(112,063)

Net income	$29,267	$29,329	$58,868	$57,630

Company’s share of net income*	$21,658	$21,703	$43,563	$42,646

* The difference in the Company’s share of Members’ Equity and the Company’s share of net income compared to the balance sheets and statements of operations is attributed to the depreciation expense of the acquisition costs incurred by the Company.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (unaudited)

The mortgage loan requires payments of interest only at a fixed interest rate of 5.498% through November 1, 2010, the anticipated repayment date. If the mortgage loan is not repaid or refinanced as of the anticipated repayment date, interest will accrue at a rate per annum equal to the greater of (a) 8.498% and (b) the treasury rate plus three percentage points. Pursuant to the terms of a cash management agreement, the borrower is required to post a $550,000 letter of credit by December 1, 2007, or the lender will sweep and retain all cash flow from the Property. If the borrower does not pay off the loan on November 1, 2010, the lender can apply the letter of credit (or retained cash flow) and will continue to sweep all cash flow to repay the loan. In the event of a default under the loan documents, the cash management agreement further provides that the lender may sweep cash from all accounts maintained by the borrower with the lender (including rent accounts from the property). The estimated principal balance to be due at the anticipated repayment date is $1,950,000.

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

4. Mortgages and Notes Payable

Mortgages Payable

In connection with the acquisition of Springhurst, a mortgage loan in an amount of $16,350,000 on the property was put in place. The mortgage loan requires payments of interest only at a fixed interest rate of 6.14% through July 1, 2016, the maturity date, at which time the principal and any unpaid interest shall become due and payable. In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.

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

Notes Payable to Affiliate

The acquisition of the property interest in Champion Farms was partially funded through a note by and between Paladin Realty and Paladin REIT in the amount of $3,100,000. As of June 30, 2007, this note has been repaid in full.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (unaudited)

The acquisition of the interest in Fieldstone Apartments was partially funded through two notes by and between Paladin Realty and Paladin REIT in the amounts of $1,100,000 and $2,000,000 respectively. As of June 30, 2007, both notes have been repaid in full.

5. Shareholders’ Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s articles of incorporation, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common shares as the consideration paid for each such preferred share bears to the book value of each outstanding common share. As of June 30, 2007 and December 31, 2006, Paladin REIT had not issued any preferred shares.

Redemptions

As of June 30, 2007, three shareholders have redeemed 2,537 shares for $23,593 pursuant to the Company’s redemption program. These shares remain outstanding and will be held as treasury shares.

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

Period	Annualized Rate Declared (1)	Date Paid/To be Paid
February 1, 2006 to February 28, 2006	6.0%	March 15, 2006
March 31, 2006 to March 31, 2006	6.0%	April 17, 2006
April 1, 2006 to April 30, 2006	6.0%	May 15, 2006
May 1, 2006 to May 31, 2006	6.0%	June 15, 2006
June 1, 2006 to June 30, 2006	6.0%	July 17, 2006
July 1, 2006 to July 31, 2006	6.0%	August 15, 2006
August 1, 2006 to August 31, 2006	6.0%	September 15, 2006
September 1, 2006 to September 30, 2006	6.0%	October 16, 2006
October 1, 2006 to October 31, 2006	6.0%	November 15, 2006
November 1, 2006 to November 30, 2006	6.0%	December 15, 2006
December 1, 2006 to December 31, 2006	6.0%	January 15, 2007
January 1, 2007 to January 31, 2007	6.0%	February 15, 2007
February 1, 2007 to February 28, 2007	6.0%	March 15, 2007
March 1, 2007 to March 31, 2007	6.0%	April 16, 2007
April 1, 2007 to April 30, 2007	6.0%	May 15, 2007
May 1, 2007 to May 31, 2007	6.0%	June 15, 2007
June 1, 2007 to June 30, 2007	6.0%	July 16, 2007
July 1, 2007 to July 31, 2007	6.0%	August 15, 2007

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (unaudited)

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

Amounts due (from) to Affiliates

(unaudited)

	June 30, 2007	December 31, 2006
General and administrative expenses due to affiliates (1)	$64,739	$126,004
Organization and offering costs due (from) to affiliates (2)	(149,507)	149,120
Acquisition fees due to affiliates (3)	—	578,498

Total due (from) to affiliates	$(84,768)	$853,622
Deferred general and administrative expenses due to affiliates (4)	$1,361,054	$1,292,517
Deferred organization and offering costs due to affiliates (4)	$4,197,891	$4,018,284

(1)	During the six months ended June 30, 2007, the Company paid $434,503 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company was able to recognize a total of $434,713 of general and administrative expenses in its consolidated statement of operations with the additional amount of $210 recorded as due to affiliate. During the three months ended June 30, 2007, the Company paid $266,337 of general and administrative expenses. Due to the application of the 2%/25% Rule, the Company was only able to recognize $257,537 of general and administrative expenses in its consolidated statement of operations with the additional amount of $8,800 recorded as due from affiliate. During the six months ended June 30, 2007, the Company paid Paladin Advisors $93,029 for asset management fees accrued through March 31, 2007 for 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. Of the $93,029 of asset management fees, $61,475 was accrued as of December 31, 2006 and was included in the $126,004 of due to affiliate. Paladin Advisors has elected to defer (without interest) the net balance of $64,739 in general and administrative expenses due to affiliate.
(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offering. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offering. Following receipt of the minimum offering on December 2, 2005, such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offering. During the six months ended June 30, 2007, the Company paid $605,363 of offering costs. Due to the application of the 3% limitation, the Company was only able to recognize $306,603 as a charge to stockholders’ equity with the additional amount of $298,760 recorded as due from affiliate. Paladin Advisors is required to reimburse the Company the balance of $149,507 within 60 days after the end of the Offering.
(3)	Paladin Advisors was entitled to acquisition and advisory fees related to 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. As of June 30, 2007, all acquisition fees have been paid to Paladin Advisors.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (unaudited)

(4)	Not reflected in the consolidated financial statements at June 30, 2007 and December 31, 2006.

7. Subsequent Events

Sale of Common Shares

From July 1, 2007 to July 31, 2007, the Company has raised $2,095,631 in offering proceeds through the sale of 211,458 common shares in the offering.

Pinehurst Apartment Homes

On July 2, 2007 the Company signed a purchase and sale agreement to acquire the Pinehurst Apartment Homes located at 500 NW 63rd Street, Kansas City, Missouri (“Pinehurst”) through KC Pinehurst Associates, LLC (“KC Pinehurst”), a single-purpose Delaware limited liability company formed for the purpose of the acquisition. The Company will own a 97.5% interest in KC Pinehurst, and affiliates of JTL Properties, a Kansas City-based real estate investment and management company, will own the remaining 2.5% interest.

The contract purchase price for Pinehurst is $7,125,000 exclusive of transaction costs and financing fees. In connection with the closing, KC Pinehurst will assume the existing mortgage loan on the property in the amount of approximately $4,800,000. The mortgage loan has a fixed rate of 5.58% with a 30-year amortization schedule. The maturity date for the first mortgage loan is January 1, 2016. KC Pinehurst’s obligation to consummate the transaction under the purchase and sale agreement is subject to the completion of standard due diligence inspections and conditioned upon receipt of approval from the holder of the mortgage loan regarding such assumption.

Management anticipates that the acquisition of Pinehurst by KC Pinehurst will be consummated in the third quarter of 2007. Although management believes that the acquisition of Pinehurst by KC Pinehurst is probable, the closing of such acquisition is subject to a number of conditions, and there can be no guarantee that such acquisition will be consummated.

Pheasant Run Apartments

On August 2, 2007 the Company signed a purchase and sale agreement to acquire Pheasant Run Apartments located at 1102 NE Independence Avenue, Lee’s Summit, Missouri (“Pheasant Run”) through KC Pheasant Associates, LLC (“KC Pheasant”), a single-purpose Delaware limited liability company formed for the purpose of the acquisition. The Company will own a 97.5% interest in KC Pheasant, and affiliates of JTL Properties, a Kansas City-based real estate investment and management company, will own the remaining 2.5% interest.

The contract purchase price for Pheasant Run is $8,250,000 exclusive of transaction costs and financing fees. In connection with the closing, KC Pheasant will either (1) assume the existing mortgage loan on the property in the amount of approximately $6,265,000 (which has a fixed rate of 5.44% with a 10-year term, maturing on October 1, 2013) or (2) refinance the existing loan with a 10-year interest only loan expected to have an aggregate principal amount of approximately $6,250,000. KC Pheasant’s obligation to consummate the transaction under the purchase and sale agreement is subject to the completion of standard due diligence inspections and conditioned upon receipt of approval from the holder of the mortgage loan regarding such assumption.

Management anticipates that the acquisition of Pheasant Run by KC Pheasant will be consummated in the third quarter of 2007. Although management believes that the acquisition of Pheasant Run by KC Pheasant is probable, the closing of such acquisition is subject to a number of conditions, and there can be no guarantee that such acquisition will be consummated.

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

We are a Maryland corporation formed on October 31, 2003 that intends to invest in a diversified portfolio of real estate properties, focusing primarily on properties that produce current income. We own interests in three income-producing properties as of June 30, 2007, including 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264 unit luxury multifamily rental community built in 2000; and Fieldstone Apartments, a 264 unit multifamily community property built in 2001.

On July 2, 2007, we entered into a purchase and sale agreement with respect to a probable investment in Pinehurst Apartments, a 146 unit recently renovated apartment community with an aggregate of 119,150 square feet of rentable area. We will invest through KC Pinehurst, a single-purpose Delaware limited liability company formed for the purpose of this acquisition, in which we will own a 97.5% interest. JTL Properties, a Kansas City-based real estate investment and management company, will own the remaining 2.5% interest in KC Pinehurst. The contract purchase price for Pinehurst is $7,125,000 exclusive of transaction costs and financing fees. The operating agreement will provide that the our investment will receive a priority preferred return of 9.0% on our invested equity.

In connection with the closing, KC Pinehurst will assume the existing mortgage loan on the property in the amount of approximately $4,800,000. The mortgage loan has a fixed rate of 5.58% with a 30-year amortization schedule. The maturity date for the first mortgage loan is January 1, 2016. KC Pinehurst’s obligation to consummate the transaction under the purchase and sale agreement is subject to the completion of standard due diligence inspections and conditioned upon receipt of approval from the holder of the mortgage loan regarding such assumption.

Pinehurst was approximately 92% occupied as of July 2, 2007. We believe that the property is suitable and adequate for its intended purpose and is adequately covered by insurance.

Our board of directors has approved the formation of KC Pinehurst, the joint venture with JTL Properties, and KC Pinehurst’s acquisition of Pinehurst. We anticipate that the acquisition of Pinehurst by KC Pinehurst will be consummated in the third quarter of 2007. Although we believe that the acquisition of Pinehurst by KC Pinehurst is probable, the closing of such acquisition is subject to a number of conditions, and there can be no guarantee that such acquisition will be consummated.

On August 2, 2007, we entered into a purchase and sale agreement with respect to a probable investment in Pheasant Run Apartments, a 160 unit recently renovated apartment community with an aggregate of 112,000 square feet of rentable area. We will invest through KC Pheasant, a single-purpose Delaware limited liability company formed for the purpose of the acquisition, in which we will own a 97.5% interest. JTL Properties, a Kansas City-based real estate investment and management company, will own the remaining 2.5% interest in KC Pheasant. The contract purchase price for Pheasant Run is $8,250,000 exclusive of transaction costs and financing fees. The operating agreement will provide that our investment will receive a priority preferred return of 9.0% on our invested equity.

In connection with the closing, KC Pheasant will either (1) assume the existing mortgage loan on the property in the amount of approximately $6,265,000 (which has a fixed rate of 5.44% with a 10-year term, maturing on October 1, 2013) or (2) refinance the existing loan with a 10-year interest only loan expected to have an aggregate principal amount of approximately $6,250,000. KC Pheasant’s obligation to consummate the transaction under the purchase and sale agreement is subject to the completion of standard due diligence inspections and conditioned upon receipt of approval from the holder of the mortgage loan regarding such assumption.

Pheasant Run was approximately 91% occupied as of August 1, 2007. We believe that the property is suitable and adequate for its intended purpose and is adequately covered by insurance.

Our board of directors has approved the formation of KC Pheasant, the joint venture with JTL Properties and KC Pheasant’s acquisition of Pheasant Run. We anticipate that the acquisition of Pheasant Run by KC Pheasant will be consummated in the third quarter of 2007. Although we believe that the acquisition of Pheasant Run by KC Pheasant is probable, the closing of such acquisition is subject to a number of conditions, and there can be no guarantee that such acquisition will be consummated.

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

On February 23, 2005, we commenced our initial public offering of 35,000,000 common shares of the Company, par value $0.01 per share to the public on a best efforts basis at a price of $10.00 per share. We also registered up to 3,500,000 common shares to be issued during the offering pursuant to our dividend reinvestment plan at a price of $10.00 per share. On December 2, 2005, we reached our minimum offering by receiving $1,246,670 in subscriptions, excluding subscriptions received from Pennsylvania investors. As of June 30, 2007, we had sold 1,834,637 shares of our common stock in the offering for aggregate gross proceeds of $18,289,427.

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

As of June 30, 2007, we held a 98.9% ownership interest in Paladin OP and Paladin OP holds a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), a 65% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”) and a 74% ownership interest in PRIP 801, LLC as described in Note 3 to the consolidated financial statements. We have determined that Paladin OP and its investees are not VIEs. We consolidate Paladin OP, Springhurst and Glenwood, as we are the majority owner and exercise control over all significant decisions. We account for our investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 is required effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have any impact on our consolidated financial position, results of operations or cash flows.

Prior to the election to be taxed as a REIT, we incurred net operating losses for federal income tax purposes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities are recognized in earnings in the period enacted. As of June 30, 2007, we had recorded a deferred tax asset which was fully offset by a valuation allowance. All of our tax years are subject to examination by tax jurisdictions as of the adoption date.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We do not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Rental income for the quarter ended June 30, 2007 was $1,125,664 compared to rental income of $174,132 for the quarter ended June 30, 2006. We had limited rental income for the quarter ended June 30, 2006 because we acquired Champion Farms Apartments in June 2006 and Fieldstone Apartments in December 2006. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of owning our investments in real estate acquired in 2006 and future acquisitions of real estate investments.

Other income for the quarter ended June 30, 2007 was $95,963 compared to $19,271 for the quarter ended June 30, 2006. Other income consists of various tenant related charges and are recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for the quarter ended June 30, 2007 is attributable to our investments in Champion Farms and Fieldstone Apartments in the second half of 2006.

Property operating expenses for the quarter ended June 30, 2007 were $368,530 relating to expenses incurred for Champion Farms Apartments and Fieldstone Apartments compared to $54,984 for the quarter ended June 30, 2006. Property operating expenses were approximately 30% and 28% of total revenues for the quarters ended June 30, 2007 and 2006, respectively. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of owning our investments in real estate acquired in 2006 for an entire year and future acquisitions of real estate investments.

General and administrative expenses were $269,312 for the quarter ended June 30, 2007 compared to $91,467 for the quarter ended June 30, 2006. The increase in general and administrative expenses related primarily to asset management fees, independent director fees, directors’ and officers’ liability insurance and amortization of restricted stock held by our independent directors.

Interest expense, including amortization of deferred financing costs, was $534,420 for the quarter ended June 30, 2007 and $103,321 for the quarter ended June 30, 2006. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred in connection with the acquisition of Champion Farms Apartments and Fieldstone Apartments and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $406,816 for the quarter ended June 30, 2007 compared to $77,876 for the quarter ended June 30, 2006. The increase in depreciation and amortization expense in 2007 is a result of our 2006 acquisitions.

Equity in earnings from real estate joint venture were at $20,986 for the quarter ended June 30, 2007 and $21,031 for the quarter ended June 30, 2006.

Minority interest increased from a loss allocation of $963 for the quarter ended June 30, 2006 to a loss allocation of $56,460 for the quarter ended June 30, 2007 due to our investments in Champion Farms and Fieldstone Apartments and the investments by the other partners in these joint ventures.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Rental income for the six months ended June 30, 2007 was $2,218,204 compared to rental income of $174,132 for the six months ended June 30, 2006. We had limited rental income for the six months ended June 30, 2006 because we acquired Champion Farms Apartments in June 2006 and Fieldstone Apartments in December 2006.

Other income for the six months ended June 30, 2007 was $184,835 compared to $19,271 for the six months ended June 30, 2006. Other income consists of various tenant related charges and are recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for the six months ended June 30, 2007 is attributable to our investments in Champion Farms and Fieldstone Apartments in the second half of 2006.

Property operating expenses for the six months ended June 30, 2007 were $724,010 relating to property operating expenses incurred for Champion Farms Apartments and Fieldstone Apartments compared to $54,984 for the six months ended June 30, 2006.

General and administrative expenses were $457,849 for the six months ended June 30, 2007 compared to $102,321 for the six months ended June 30, 2006. The increase in general and administrative expenses related primarily to asset management fees, independent director fees, directors’ and officers’ liability insurance and amortization of restricted stock held by our independent directors.

Interest expense, including amortization of deferred financing costs, was $1,108,682 for the quarter ended June 30, 2007 and $103,321 for the six months ended June 30, 2006. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred in connection with the acquisition of Champion Farms Apartments and Fieldstone Apartments and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $848,800 for the six months ended June 30, 2007 compared to $77,876 for the six months ended June 30, 2006. The increase in depreciation and amortization expense in 2007 is a result of our 2006 acquisitions.

Equity in earnings from real estate joint venture were at $42,219 for the six months ended June 30, 2007 and $41,302 for the six months ended June 30, 2006.

Minority interest increased from a loss allocation of $169 for the six months ended June 30, 2006 to a loss allocation of $135,688 for the six months ended June 30, 2007 due to our investments in Champion Farms and Fieldstone Apartments and the investments by the other partners in these joint ventures.

Related Party Transactions and Agreements

Organization and Offering Costs. Our organization and offering costs are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of us and directly by us. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offering. Pursuant to the Advisory Agreement, we are obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to us any amount we reimburse them in excess of 3.0% of the gross proceeds from the Offering.

We had incurred organization and offering costs of $4,897,784 as of June 30, 2007, which includes $4,197,891 paid by Paladin Advisors as described in Note 6 of the notes to our consolidated financial statements included herewith. Such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offering. When recorded by us, organization costs are expensed as incurred and offering costs are charged to shareholders’ equity. For the quarter ended June 30, 2007, we recognized $186,586 of offering costs.

As of June 30, 2007, $499,589 in offering costs have been charged to shareholders’ equity and $51,134 of organization costs were expensed in 2005.

Subject to the 3% limitation, the remaining $4,347,061 in organization and offering costs, as of June 30, 2007 will be recognized in future periods as we receive additional proceeds of the Offering.

Expense Reimbursement. Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. We will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income (the “2%/25% Rule”), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”). Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our net income for any period is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under general accepted accounting principles (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

Paladin Advisors must reimburse the excess expenses to us within 60 days after the end of each fiscal quarter unless a majority of the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer receipt of any portion of the asset management fee or reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates.

During the Expense Period ended June 30, 2007, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $552,746. Of this amount $506,902 was paid by Paladin Advisors and the board of directors (including the independent directors) have approved reimbursing Paladin Advisors for this amount in the future to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were legitimate operating expenses necessary for the operation of our business, we are in our early stages of operations and have limited operations to cover our operating expenses and because such amounts will only be reimbursed in the future to the extent described above. Paladin Advisors intends to reimburse the Company for the remaining $45,844 within 60 days of June 30, 2007.

As of June 30, 2007, Paladin Advisors and its affiliates had incurred $1,361,054 in general and administrative expenses on our behalf. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these amounts and $1,293,180 of these expenses have been approved by the board of directors (including the independent directors) for the reasons described above. During the quarter ended June 30, 2006, we paid $266,337 in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule. Due to the application of the 2%/25% Rule, we were only able to recognize $257,537 of general and administrative expenses in our consolidated statements of operations with the additional amount of $8,800 recorded as due from affiliate.

Acquisition and Advisory Fees. Pursuant to the terms of the Advisory Agreement, we pay Paladin Advisors acquisition and advisory fees consisting of 2.75% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 5.5% of the funds we advance with respect to the investment. Paladin Advisors was entitled to acquisition and advisory fees of $578,498 relating to the acquisition of 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. The acquisition and advisory fees were capitalized as part of our investment in 801 Fiber Optic Drive, Champion Farms and Fieldstone. We paid $357,456 of acquisition fees to Paladin Advisors during the quarter ended March 31, 2007 and the $221,042 balance of these fees during the quarter ended June 30, 2007.

Asset Management Fees. Pursuant to the terms of the Advisory Agreement, an annual asset management fee is payable to Paladin Advisors monthly in an amount equal to one-twelfth of 0.6% of (1) the contract purchase price of a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 1.2% of the funds we advance with respect to the investment. Paladin Advisors receives this fee for supervising the management, leasing, development and construction services provided for our properties by third parties and management of real estate related investments. During the six months ended June 30, 2007, the Company paid Paladin Advisors $93,029 for asset management fees accrued through March 31, 2007 for 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. Due to the application of the 2% / 25% Rule, we have not accrued for asset management fees for quarter ending June 30, 2007.

Trends or Uncertainties

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Liquidity and Capital Resources

During the six months ended June 30, 2007, our source of funds were:

•	net proceeds of $10,152,094 from the sale of 1,016,592 common shares in our initial public offering; and

•	net operating income of $1,481,774 from our investments in real estate.

Net operating income is defined as rental and other income less operating expenses and real estate taxes, which excludes depreciation and amortization expense, general and administrative expenses, interest income and interest expense.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “net loss” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss from continuing operations for the six months ended June 30, 2007:

Net Operating Income	$1,481,774
Equity in income of real estate joint venture	42,219
Interest income	21,839
Depreciation and amortization expense	(848,800)
Interest expense	(1,108,682)
General and administrative expenses	(457,849)
Minority Interest	135,688

Net Loss	$(733,811)

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

Net cash used in operating activities for the six months ended June 30, 2007 was $319,631 and $120,064 for the comparable period of 2006 due to our acquisition of Champion Farms Apartments in June 2006 and Fieldstone Apartments in December 2006.

Net cash used in investing activities for the six months ended June 30, 2007 was $619,356, which included $76,339 relating to improvements to our real estate investments and payment of $578,498 of acquisition fees paid to Paladin Advisors. Net cash used in investing activities for the six months ended June 30, 2006 was $20,874,742, which included $21,103,641 relating to the purchase of real estate and improvements, an increase in due to affiliates of $263,464 relating to payments of closing costs paid by such affiliates, and $40,794 in investment in real estate joint venture.

Net cash provided by financing activities was $4,449,575 for the six months ended June 30, 2007 related to $10,152,094 in proceeds from the issuance of common shares in our offering offset primarily by $3,800,000 of payments on note payable to affiliate, $937,481 of selling commissions and dealer manager fees, $306,603 of offering costs and $328,094 of dividends paid. Net cash provided by financing activities for the six months ended June 30, 2006 was $21,130,285 primarily related to $16,350,000 of borrowings from mortgage payable and $3,100,000 of borrowings from note payable, and $2,257,974 in proceeds from the issuance of common shares in our offering offset primarily by $213,716 of selling commissions and dealer manager fees, $163,500 of deferred loan costs, $67,739 of offering costs, $80,983 of dividends paid and $3,945 of distributions to minority interest.

Mortgage Notes Payable

We have mortgage loans in an aggregate amount of $16,350,000 outstanding in connection with our acquisition of Champion Farms Apartments. In addition, we assumed a mortgage loan in the amount of $16,500,000 in connection with the acquisition of an interest in Fieldstone Apartments. These mortgage notes payable are described in detail in Note 4 to our consolidated financial statements included herein.

Notes Payable to Affiliate

During the six months ended June 30, 2007, we repaid $3.8 million of our notes payable to affiliate previously incurred in connection with our acquisitions of Champion Farms Apartments and Fieldstone Apartments. There are currently no loans outstanding to affiliates.

Leverage Policy

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

Dividends

We paid $328,094 in dividends during the six months ended June 30, 2007. Our board of directors has declared dividends for the periods listed below to stockholders of record as the close of business each day during the applicable period and paid on the dates listed below.

Month	Annualized Rate Declared (1)	Date Paid	Total Dividends (2)
December 1, 2006 to December 31, 2006	6.0%	January 15, 2007	$40,431
January 1, 2007 to January 31, 2007	6.0%	February 15, 2007	$44,162
February 1, 2007 to February 28, 2007	6.0%	March 15, 2007	$46,267
March 1, 2007 to March 31, 2007	6.0%	April 16, 2007	$56,678
April 1, 2007 to April 30, 2007	6.0%	May 15, 2007	$63,787
May 1, 2007 to May 31, 2007	6.0%	June 15, 2007	$76,769

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On June 20, 2007, our board of directors declared dividends for the month of July which will total approximately $107,000 when paid on August 15, 2007. On July 26, 2007 our board of directors declared dividends for the month of August 2007 which will total approximately $116,000 when paid on September 15, 2007.

Each of our three real estate investments is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive on an unconsolidated basis, and the operations of Champion Farms Apartments and Fieldstone Apartments on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the minority interest held by our joint venture partner. As structured, our investment in Champion Farms represents a 70% ownership interest and our investment in Fieldstone a 65% ownership interest. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital. The following chart compares cash distributions received from the Company’s investments in 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments during the first and second fiscal quarters with dividends paid during the same period:

Summary of Cash Distributions from the Company’s Investments:

	801 Fiber Optic Drive	Champion Farms Apartments	Fieldstone Apartments	Total
Quarter ended March 31, 2007:	$—	$106,732	$75,261	$181,993
Quarter ended June 30, 2007:	77,700	106,732	90,521	274,953

Year to date through June 30, 2007:	$77,700	$213,464	$165,782	$456,946

Summary of Dividends Paid:
Quarter ended March 31, 2007:				$130,860
Quarter ended June 30, 2007:				197,234

Year to date through June 30, 2007:				$328,094

As shown in the charts, cash distributions from our investments have exceeded the dividends paid in each of the first two fiscal quarters. However, for the first six months ended June 30, 2007, we have had negative cash flows from operations as our general and administrative and interest expenses have been greater than cash flow received from our investments. Specifically, net cash used in operations was $319,631 for the six months ended June 30, 2007. In order to permit us to pay dividends declared to date, Paladin Advisors has paid expenses on our behalf and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. We are dependent on Paladin Advisors to support our financial position currently because of our small size. As we continue to grow by selling shares in our Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors.

As of June 30, 2007, Paladin Advisors had paid on our behalf $4,197,891 in organization and offering costs, none of which has been repaid. In addition, as of June 30, 2007, Paladin Advisors and its affiliates had incurred on our behalf $1,361,054 in general and administrative expenses, none of which has been repaid. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) repayment of these expenses. As of June 30, 2007, we are not obligated to reimburse these expenses due to the application of the 3% limitation and the 2% / 25% Rule, respectively. We may be obligated to pay these amounts to Paladin Advisors or record them as obligations on our financial statements in future periods as we receive additional proceeds from the Offering and income from our investments. The payment of these obligations may impact our ability to pay future dividends. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expenses or fees, our ability to pay dividends to our stockholders could be adversely affected, and we may be unable to pay dividends to our stockholders, or such dividends could decrease significantly. Additionally, if Paladin Advisors continues to pay expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact on our ability to pay dividends in future periods as well as potentially adversely impact the value of your investment.

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

Off-Balance Sheet Arrangements

As of June 30, 2007 and 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Other than the repayment of $3.8 million of our notes payable to affiliate, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report on Form 10-Q, there were no material changes during the six months ended June 30, 2007 to the quantitative and qualitative disclosures about market risks provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

On February 23, 2005, our initial public offering (SEC File No. 333-113863) was declared effective and we commenced our offering efforts. As of June 30, 2007, we had sold 1,834,637 shares of common stock in the offering, raising gross offering proceeds of $18,289,427. From this amount, we have incurred $ 1,673,883 in selling commissions and dealer manager fees to our dealer manager, $4,897,784 in organization and offering costs (of which $ 550,723 has been recorded in our financial statements), $578,498 in acquisition and advisory fees and $93,029 in asset management fees.

For information regarding how we used the net proceeds from our initial public offering (along with how we used cash from operating activities) through June 30, 2007, see our consolidated statements of cash flows included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 19, 2007, we held our 2007 Annual Meeting of Stockholders. The following matter was submitted to a vote of stockholders: the election of directors to hold office until the 2008 annual meeting of shareholders and until their successors are elected.

The results of the voting by the stockholders for directors are presented below:

Director	Number of Votes For	Number of Votes Withheld
James R. Worms	816,890	15,040
Michael B. Lenard	822,181	9,839
John A. Gerson	816,980	15,040
Harold H. Greene	816,980	15,040
Harvey Lenkin	822,181	9,839
Michael L. Meyer	816,980	15,040
Christopher H. Volk	816,980	15,040

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q on August 15, 2005 and incorporated herein by reference)

3.2	Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 to the Registrant’s Form S-11 Registration Statement (File No. 333-113863), as amended to date, on April 6, 2007 (“Post-Effective Amendment No. 5”) and incorporated herein by reference)

4.1	Form of Subscription Agreement (filed as Appendix B to Post-Effective Amendment No. 5 and incorporated herein by reference)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: August 14, 2007	By:	/s/ James R. Worms
James R. Worms
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2007	By:	/s/ John A. Gerson
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