Form 10-Q
period 2007-09-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2007-11-13
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(Address of Principal Executive Offices)(Zip Code)

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

    Yes  ☐    No  ☒

As of October 31, 2007, there were 2,398,868 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (unaudited)	2

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2007 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	29

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Real Estate:
Building and improvements	$49,724,054	$36,418,755
Land	6,131,578	3,781,578
Furniture, fixtures and equipment	1,088,343	659,788
In-place leases	1,069,508	823,508

	58,013,483	41,683,629
Less: Accumulated depreciation and amortization	(1,813,233)	(616,887)

Total real estate, net	56,200,250	41,066,742
Investment in real estate joint venture	1,734,385	1,748,869
Cash and cash equivalents	2,421,404	976,231
Restricted cash	876,125	311,797
Prepaid insurance and other assets, net	1,044,539	671,301
Refundable deposits	532,400	—

TOTAL ASSETS	$62,809,103	$44,774,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages payable	$43,895,763	$32,850,000
Notes payable to affiliate	—	3,800,000
Due to affiliates	108,502	853,622
Unaccepted subscriptions for common shares	135,403	22,000
Accrued expenses and other liabilities	862,147	788,374
Dividends payable	225,877	82,756

Total liabilities	45,227,692	38,396,752

Minority interest	288,735	166,891

Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 2,290,634 shares and 830,545 shares issued, respectively	22,906	8,305
Additional paid-in-capital	20,064,931	7,247,818
Treasury shares, at cost - 2,537 shares and 0 shares, respectively	(23,593)	—
Accumulated deficit and dividends	(2,771,568)	(1,044,826)

Total shareholders’ equity	17,292,676	6,211,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,809,103	$44,774,940

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
Rental income	$1,186,260	$516,867	$3,404,464	$690,999
Other income	93,494	41,405	278,329	60,676
Interest income	49,665	7,904	71,504	12,784

Total Revenues	1,329,419	566,176	3,754,297	764,459

Expenses
Property operating expenses	369,951	197,221	1,093,961	252,205
Real property taxes	99,851	34,548	297,106	46,064
General and administrative expenses	237,491	126,141	695,340	228,462
Interest expense, including amortization of deferred financing costs	554,108	309,064	1,662,790	412,385
Depreciation and amortization expense	347,950	234,621	1,196,750	312,497

Total Expenses	1,609,351	901,595	4,945,947	1,251,613

Loss before equity in earnings and minority interest	(279,932)	(335,419)	(1,191,650)	(487,154)
Equity in earnings from real estate joint venture	20,998	20,804	63,217	62,106
Minority interest	28,707	10,621	164,395	10,790

Net loss	$(230,227)	$(303,994)	$(964,038)	$(414,258)

Net loss per common share
Basic	$(0.11)	$(0.60)	$(0.63)	$(1.10)

Diluted	$(0.11)	$(0.60)	$(0.63)	$(1.10)

Weighted average number of common shares outstanding
Basic	2,081,052	507,081	1,525,507	375,335

Diluted	2,081,052	507,081	1,525,507	375,335

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2007

(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Deficit and Dividends	Total Shareholders’ Equity
	Common shares	Amount	Treasury shares	Amount
BALANCE, December 31, 2006	830,545	$8,305	—	$—	$7,247,818	$(1,044,826)	$6,211,297
Issuance of common shares	1,460,089	14,601	—	—	14,547,962	—	14,562,563
Treasury shares purchased	—	—	2,537	(23,593)	—	—	(23,593)
Selling commissions and dealer manager fees	—	—	—	—	(1,321,546)	—	(1,321,546)
Offering costs	—	—	—	—	(439,220)	—	(439,220)
Share-based compensation expense	—	—	—	—	29,917	—	29,917
Dividends declared	—	—	—	—	—	(762,704)	(762,704)
Net loss	—	—	—	—	—	(964,038)	(964,038)

BALANCE, September 30, 2007	2,290,634	$22,906	2,537	$(23,593)	$20,064,931	$(2,771,568)	$17,292,676

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(964,038)	$(414,258)
Adjustments to reconcile net loss to net cash used in operating activities
Equity in earnings from real estate joint venture	(63,217)	(62,106)
Distributions from real estate joint venture	63,217	62,106
Depreciation and amortization expense	1,196,750	312,497
Amortization of deferred financing costs	71,569	5,734
Amortization of deferred compensation	29,917	30,194
Minority interest	(164,395)	(10,790)
Changes in operating assets and liabilities:
Increase in restricted cash	(271,175)	(149,374)
Increase in prepaid expenses and other assets	(135,320)	(115,741)
Increase in due to affiliates	55,139	33,690
Increase in accrued expenses and other liabilities	73,773	294,867

Net cash used in operating activities	(107,780)	(13,181)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for real estate and improvements	(11,028,406)	(21,140,226)
Increase in restricted cash	(179,750)	—
Increase (decrease) in due to affiliates	(578,498)	263,464
Refundable deposits	(532,400)	—
Investment in real estate joint venture	—	(40,794)
Distributions from real estate joint venture in excess of equity in earnings	14,483	44,625

Net cash used in investing activities	(12,304,571)	(20,872,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	6,250,000	16,350,000
Borrowings from notes payable to affiliate	—	3,100,000
Payments on notes payable to affiliate	(3,800,000)	(1,700,000)
Deferred loan costs	(372,854)	(180,200)
Proceeds from issuance of common shares	14,562,563	4,265,244
Treasury shares purchased	(23,593)	—
Increase in unaccepted subscriptions for common stock	113,403	98,519
Increase in unaccepted subscriptions for common stock in restricted cash	(113,403)	(98,519)
Selling commissions and dealer manager fees	(1,321,546)	(398,666)
Offering costs	(439,220)	(127,957)
Increase (decrease) in due to affiliates	(499,829)	37,272
Dividends paid	(619,583)	(150,327)
Contributions from minority interest	129,574	—
Distributions to minority interest	(7,988)	(6,936)

Net cash provided by financing activities	13,857,524	21,188,430

Net increase in cash and cash equivalents	1,445,173	302,318
Cash and cash equivalents - beginning of period	976,231	71,131

Cash and cash equivalents - end of period	$2,421,404	$373,449

Supplemental disclosure of non-cash investing and financing activities
Mortgage loan assumed in connection with purchase of real estate	$4,795,763	$—
Dividends payable	$225,877	$61,956
Issuance of common stock for compensation plan	$—	$120,000
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,611,877	$322,993

See notes to consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 and intends to provide investors the potential for income through investment in a diversified portfolio of real estate properties, focusing primarily on investments that produce current income. Paladin REIT owns interests in five income-producing properties as of September 30, 2007, consisting of 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is 100% leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000; Fieldstone Apartments, a 266-unit multifamily community property built in 2001; Pinehurst Apartment Homes, a 146-unit multifamily rental community built in two phases in 1986 and 1988; and Pheasant Run Apartments, a 160-unit multifamily rental community built in 1985. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005, as amended February 28, 2007 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors of Paladin REIT. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Offering”) was declared effective and Paladin REIT commenced its offering efforts. As of September 30, 2007 Paladin REIT had received proceeds of $22,699,893 for 2,278,134 shares.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of September 30, 2007 and December 31, 2006, Paladin Advisors held a 0.9% and 2.4% limited partnership interest, respectively, and Paladin REIT held a 99.1% and 97.6% general partnership interest, respectively, in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to continue to increase as Paladin REIT invests net proceeds from the Offering in Paladin OP. Paladin REIT had no operations prior to November 2, 2005.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Paladin REIT and its wholly-owned and controlled entities (collectively, the “Company”). In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), the Company also consolidates any variable interest entities (“VIEs”) of which it is the primary beneficiary as defined. When the Company does not have a controlling interest in an entity but exerts a significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. The Company allocates the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, the Company allocates costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The Company depreciates the buildings and fixtures based on the expected useful life of the asset, which

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (unaudited)

ranges from 32 to 45 years for the buildings and improvements and from five to seven years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from three to 24 months. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Expenditures for repairs and maintenance are expensed as incurred.

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

Investments

The Company evaluates its investments in accordance with the FIN 46R. If the Company determines that the joint venture is a VIE and that the Company is the “primary beneficiary” as defined in FIN 46R, it will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which the Company is not the primary beneficiary, the Company considers other relevant accounting literature including Accounting Principles Board Opinion 18— “The Equity Method of Accounting for Investments in Common Stock,” Statement of Position (“SOP”) 78-9— “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force Issue (“EITF”) 04-5 to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, the Company determines whether it should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not the Company exercises control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of the Company’s partners. To the extent that the Company is deemed to control these entities, these entities will be consolidated.

As of September 30, 2007, Paladin OP held a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), a 65% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”), a 97.5% ownership interest in KC Pinehurst Associates, LLC (“KC Pinehurst”), a 97.5% ownership interest in KC Pheasant Associates, LLC (“KC Pheasant”) and a 74% ownership interest in PRIP 801, LLC as described in Note 3. Paladin REIT has determined that Paladin OP and its investees are not VIEs. Paladin REIT consolidates Paladin OP, Springhurst, Glenwood, KC Pinehurst and KC Pheasant, as it is the majority owner and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Revenue Recognition

The Company primarily leases residential apartments to tenants under non-cancellable operating leases with terms ranging from three to 24 months. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (unaudited)

Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred.

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

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds. Restricted cash included $135,403 and $22,000 as of September 30, 2007 and December 31, 2006, respectively, for proceeds that were held in escrow. At September 30, 2007 and December 31, 2006, restricted cash also included $740,722 and $289,797 held in restricted accounts for tenant improvements, repairs, property taxes and insurance as required by lenders.

Income Taxes

Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate income tax rates. It may also be subject to certain state or local income taxes, or franchise taxes.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (unaudited)

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3% limitation of the gross proceeds from the Offering pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in note 6.

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

The average invested assets of Paladin REIT for any period are equal to the average book value of Paladin REIT’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. The net income of Paladin REIT for any period is equal to Paladin REIT’s total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by Paladin REIT under generally accepted accounting principles (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

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

Per Share Data

The Company presents both basic and diluted loss per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to independent directors totaling 8,000 and 12,000 shares for the three and nine months ended September 30, 2007 and 2006, respectively, but are excluded from the calculation for September 30, 2007 and 2006 as their effect would be antidilutive.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of September 30, 2007 and December 31, 2006.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, other assets, dividends payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. The fair value of the mortgages and notes payable to affiliates approximates the carrying value.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (unaudited)

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

On March 21, 2006, the Company started recording compensation expense for restricted common stock as required by SFAS No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123(R)”). Compensation expense for common stock unvested at March 21, 2006 is based on the grant date fair value of the common shares calculated under SFAS No. 123(R) and will be recognized using the straightline attribution method, assuming no forfeitures. Compensation expense is only recorded for common shares expected to be vested. The Company recognizes the expense related to these shares over the vesting period. For the three and nine months ended September 30, 2007, the Company recorded $10,082 and $29,917, respectively, and for the three and nine months ended September 30, 2006, the Company recorded $14,319 and $30,194, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. Total unamortized compensation costs on nonvested shares on September 30, 2007 is $46,905, and the remaining weighted average period over which it is expected to be recognized is one and one-quarter years.

As of September 30, 2007, 4,000 shares have vested. There are 8,000 shares unvested and there have been no forfeitures as of September 30, 2007.

Reportable Segments

FASB SFAS No. 131, “Disclosures About Segments of Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which is owning interests in real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of September 30, 2007, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (unaudited)

3. Investments

Investments in Real Estate

On September 14, 2007, KC Pinehurst, a joint venture in which PRIP 500, LLC, a wholly-owned subsidiary of Paladin OP, holds a 97.5% membership interest and JTL Holdings, LLC and JTL Asset Management, Inc. together hold a 2.5% membership interest, acquired Pinehurst Apartment Homes. Pinehurst Apartment Homes is a 146-unit multifamily rental community built in two phases in 1986 and 1988. The apartment complex is located in Kansas City, Missouri. Paladin OP’s investment in KC Pinehurst was $2,411,000. KC Pinehurst acquired Pinehurst Apartment Homes for a total purchase price of $7.27 million including approximately $144,000 of closing costs.

On September 26, 2007, KC Pheasant, a joint venture in which PRIP 1102, LLC, a wholly-owned subsidiary of Paladin OP, holds a 97.5% membership interest and JTL Holdings, LLC and JTL Asset Management, Inc. together hold a 2.5% membership interest, acquired Pheasant Run Apartments. Pheasant Run Apartments is a 160-unit multifamily rental community built in 1985. The apartment complex is located in Lee’s Summit, Missouri. Paladin OP’s investment in KC Pheasant was $2,642,000. KC Pheasant acquired Peasant Run Apartments for a total purchase price of approximately $8.96 million, including $710,000 in closing costs.

The operating agreements for both KC Pinehurst and KC Pheasant provide that the Company will receive priority in distributions of operating cash flow until it has received at least 9.0% on its invested equity, after which its co-venture partners will receive distributions until they have reached the same 9.0% on their invested equity. Thereafter, operating cash flow will be distributed 75% to the Company and 25% to its co-venture partners. The operating agreements for both KC Pinehurst and KC Pheasant also provide for priority distributions of sale proceeds, if any. First, the Company will receive a priority distribution equal to a return of its invested capital plus an amount that when added to all distributions of cash flow made to the Company during the life of its investment, is sufficient to generate a 12.0% internal rate of return on its invested capital. Second, the Company’s co-venture partners will receive distributions that when added to all distributions of cash flow made to its co-venture partners during the life of their investment, is sufficient to generate a 12.0% internal rate of return on their invested capital. Third, any further sale proceeds will be distributed 50% to the Company and 50% to its co-venture partners.

In addition, Paladin OP holds a 70% ownership interest in Springhurst, which owns Champion Farms Apartments. Champion Farms Apartments is a 264-unit luxury multifamily rental community built in 2000. Paladin OP also holds a 65% ownership interest in Glenwood, which owns Fieldstone Apartments. Fieldstone Apartments is a 266-unit luxury multifamily rental community built in 2001.

The operating agreements for both Springhurst and Glenwood provide that the Company will receive priority in distributions of operating cash flow until it has received at least 8.25% on its invested equity, after which its co-venture partners will receive distributions until they have reached the same 8.25% on their invested equity. Thereafter, operating cash flow will be distributed 50% to the Company and 50% to its co-venture partners. The operating agreements for both Springhurst and Glenwood also provide for priority distributions of sale proceeds, if any. First, the Company will receive a priority distribution equal to a return of its invested capital. Second, its co-venture partners will receive a distribution equal to their invested capital. Third, the Company will receive an amount that when added to all distributions of cash flow made to the Company during the life of its investment, is sufficient to generate an 11.5% internal rate of return on its invested capital. Fourth, the Company’s co-venture partners will receive an amount, that when added to all distributions of cash flow made to its co-venture partners during the life of their investment, is sufficient to generate an 11.5% internal rate of return on their invested capital. Fifth, any further sale proceeds will be distributed 50% to the Company and 50% to its co-venture partners.

The Company consolidates KC Pinehurst, KC Pheasant, Springhurst and Glenwood.

Investment in Unconsolidated Joint Venture

Paladin OP also has a 74% interest in PRIP 801, LLC, a joint venture between Paladin OP and 801 FO, LLC, which owns 801 Fiber Optic Drive. Paladin OP accounts for its investment in PRIP 801, LLC under the equity method of accounting.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (unaudited)

Condensed financial information of PRIP 801, LLC is summarized as follows:

Condensed Balance Sheets

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Investment in real estate, net	$3,955,026	$4,015,668
Other assets, net	204,408	159,282

Total Assets	$4,159,434	$4,174,950

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000	$1,950,000
Other liabilities	29,680	28,348
Members’ equity	2,179,754	2,196,602

Total Liabilities and Members’ Equity	$4,159,434	$4,174,950

Company’s share of Members’ Equity*	$1,613,104	$1,625,571

Condensed Statements of Operations

(unaudited)

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Revenues and interest income	$84,714	$84,780	$254,053	$254,473
Expenses	(55,430)	(55,759)	(165,901)	(167,822)

Net income	$29,284	$29,021	$88,152	$86,651

Company’s share of net income*	$21,670	$21,476	$65,233	$64,122

*	The difference in the Company’s share of Members’ Equity and the Company’s share of net income compared to the balance sheets and statements of operations is attributed to the depreciation expense of the acquisition costs incurred by the Company.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (unaudited)

The mortgage loan requires payments of interest only at a fixed interest rate of 5.498% through November 1, 2010, the anticipated repayment date. If the mortgage loan is not repaid or refinanced as of the anticipated repayment date, interest will accrue at a rate per annum equal to the greater of (a) 8.498% and (b) the treasury rate plus three percentage points. Pursuant to the terms of a cash management agreement, the borrower is required to post a $550,000 letter of credit by December 1, 2007, or the lender will sweep and retain all cash flow from 801 Fiber Optic Drive. If the borrower does not pay off the loan on November 1, 2010, the lender can apply the letter of credit (or retained cash flow) and will continue to sweep all cash flow to repay the loan. In the event of a default under the loan documents, the cash management agreement further provides that the lender may sweep cash from all accounts maintained by the borrower with the lender (including rent accounts from the property). The estimated principal balance to be due at the anticipated repayment date is $1,950,000.

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

4. Mortgages and Notes Payable

Mortgages Payable

In connection with the acquisition of Champion Farms Apartments in June 2006, Springhurst put in place a mortgage loan in an amount of $16,350,000 on the property. The mortgage loan requires payments of interest only at a fixed interest rate of 6.14% through July 1, 2016, the maturity date, at which time the principal and any unpaid interest shall become due and payable. In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (unaudited)

In connection with the acquisition of Fieldstone Apartments in December 2006, Glenwood assumed the mortgage loan in the amount of $16,500,000. The mortgage loan requires interest only payments at a rate of 6.05%, until July 1, 2011, after which principal and interest are payable monthly on a 30-year amortization schedule until the loan’s maturity on July 1, 2014, at which time all remaining principal and interest shall become due and payable. Approximately $15,900,000 will be due at maturity. In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.

In connection with the acquisition of Pinehurst Apartment Homes in September 2007, KC Pinehurst has assumed the existing mortgage loan on the property pursuant to an assumption agreement, dated as of September 13, 2007, by and among Seller, KC Pinehurst, Federal Home Loan Mortgage Corporation, the noteholder, and Robert E. Spielman, the original guarantor. The mortgage loan, in the amount of approximately $4.8 million, is evidenced by a promissory note dated December 6, 2005 in the original principal amount of $4.9 million. The loan has a fixed rate of 5.58% with a 10-year term, maturing on January 1, 2016. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by the property. In addition the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007 (“New Guaranty”), but only upon the occurrence of certain events specified in the New Guaranty.

In connection with the acquisition of Pheasant Run Apartments in September 2007, KC Pheasant refinanced the existing mortgage loan on the property. The refinanced mortgage loan, in the amount of approximately $6.25 million, is evidenced by a Multifamily Note, dated September 26, 2007, executed by KC Pheasant in favor of NorthMarq Capital, Inc., a Minnesota corporation (the “Promissory Note”). The loan has an initial fixed rate of 5.95% for a 10-year term of interest only payments with an initial maturity date of October 1, 2017. Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the Promissory Note will be due and payable. The loan is secured by the property.

The loan agreements contain various covenants, which among other things, limit the ability of the borrower to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interest in the property among others. The loan agreements also contain certain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable.

Notes Payable to Affiliate

The acquisition of the property interest in Champion Farms was partially funded through a note by and between Paladin Realty and Paladin REIT in the amount of $3,100,000. As of September 30, 2007, this note has been repaid in full.

The acquisition of the interest in Fieldstone Apartments was partially funded through two notes by and between Paladin Realty and Paladin REIT in the amounts of $1,100,000 and $2,000,000 respectively. As of September 30, 2007, both notes have been repaid in full.

5. Shareholders’ Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s charter, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common shares as the consideration paid for each such preferred share bears to the book value of each outstanding common share. As of September 30, 2007 and December 31, 2006, Paladin REIT had not issued any preferred shares.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (unaudited)

Redemptions

As of September 30, 2007, three shareholders have redeemed 2,537 shares for $23,593 pursuant to the Company’s redemption program. These shares remain outstanding and will be held as treasury shares.

Dividends

The board of directors has declared dividends since December 2005 in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period. Dividends have been declared on a monthly basis to stockholders of record as the close of business each day during the applicable month and paid generally on the 15th day of the following month, unless the 15th day of the month is not a business day. Dividends to shareholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Dividends that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the shareholders’ basis in the common shares. All of our dividends declared and paid to date have been a return of capital.

6. Related Party Transactions

Paladin Realty Securities, LLC (“Paladin Securities”), a wholly owned subsidiary of Paladin Advisors, began serving as the dealer manager for the Offering pursuant to a dealer manager agreement dated June 5, 2007 (the “Dealer Manager Agreement”). Pursuant to the terms of the Dealer Manager Agreement, Paladin REIT pays Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and 4.0% of the gross offering proceeds from the sale of shares of its common stock pursuant to its dividend reinvestment plan. Paladin REIT also pays Paladin Securities a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For both the three and nine months ended September 30, 2007, Paladin REIT incurred $384,065 in selling commissions and dealer manager fees to Paladin Securities.

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

Amounts due (from) to Affiliates

(unaudited)

	September 30, 2007	December 31, 2006
General and administrative expenses due to affiliates (1)	$181,143	$126,004
Organization and offering costs due (from) to affiliates (2)	(350,576)	149,120
Acquisition fees due to affiliates (3)	277,935	578,498

Total due to affiliates	$108,502	$853,622
Deferred general and administrative expenses due to affiliates (4)	$1,389,860	$1,292,517
Deferred organization and offering costs due to affiliates (4)	$4,197,891	$4,018,284

(1)

During the nine months ended September 30, 2007, the Company paid $619,235 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company was able to recognize a total of $658,449 of general and administrative expenses in its consolidated statement of operations with the additional amount of $39,214 recorded as due to affiliate. During the three months ended September 30, 2007, the Company paid $184,732 of general and administrative expenses. Due to the application of the 2%/25% Rule, the Company was able to recognize $223,736 of general

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (unaudited)

and administrative expenses in its consolidated statement of operations with the additional amount of $39,004 recorded as due to affiliate. During the nine months ended September 30, 2007, the Company paid Paladin Advisors $93,029 for asset management fees for 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. Of the $93,029 of asset management fees, $61,475 was accrued as of December 31, 2006 and was included in the $126,004 of due to affiliate. Paladin Advisors has elected to defer (without interest) the net balance of $181,143 in general and administrative expenses due to affiliate.

(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offering. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offering. Following receipt of the minimum offering on December 2, 2005, such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offering. During the nine months ended September 30, 2007, the Company paid $939,049 of offering costs. Due to the application of the 3% limitation, the Company was only able to recognize $439,220 as a charge to stockholders’ equity with the additional amount of $499,829 recorded as due from affiliate. Paladin Advisors is required to reimburse the Company the balance of $350,576 within 60 days after the end of the Offering.

(3)	Paladin Advisors was entitled to acquisition and advisory fees related to 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartments and Pheasant Run Apartments. As of September 30, 2007, all acquisition fees have been paid to Paladin Advisors for 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments but acquisition fees related to Pinehurst Apartments and Pheasant Run Apartments have not been paid to Paladin Advisors yet.

(4)	Not reflected in the consolidated financial statements at September 30, 2007 and December 31, 2006.

7. Subsequent Events

Sale of Common Shares

From October 1, 2007 to October 31, 2007, the Company has raised $1,107,126 in offering proceeds through the sale of 110,777 common shares in the Offering.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•

the factors referenced in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006 and in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the period ended September 30, 2007;

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand our operations and our present business environment. The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 1 of Part I of this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors, including those factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, in Item 1A of this Quarterly Report on Form 10-Q for the period ended September 30, 2007 and other factors presented throughout this report.

We are a Maryland corporation formed on October 31, 2003 that intends to invest in a diversified portfolio of real estate properties, focusing primarily on properties that produce current income. As of September 30, 2007, we owned interests in five income-producing properties:

•	801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation;

•	Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000;

•	Fieldstone Apartments, a 266-unit multifamily community property built in 2001;

•	Pinehurst Apartment Homes, a 146-unit recently renovated multifamily community built in two phases in 1986 and 1988; and

•	Pheasant Run Apartments, a 160-unit recently renovated multifamily community built in 1985.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our shareholders equal at least the amount of our REIT taxable income as defined under Sections 856 through 860 of the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate income tax rates. We may also be subject to certain state or local income taxes, or franchise taxes.

On February 23, 2005, we commenced our initial public offering (the “Offering”) of 35,000,000 shares of common stock of the Company, par value $0.01 per share, to the public on a best efforts basis at a price of $10.00 per share. We also registered up to 3,500,000 common shares to be issued during the offering pursuant to our dividend reinvestment plan at a price of $10.00 per share. On December 2, 2005, we reached our minimum offering by receiving $1,246,670 in subscriptions, excluding subscriptions received from Pennsylvania investors. As of September 30, 2007, we had sold 2,278,134 shares of our common stock in the offering for aggregate gross proceeds of $22,699,893.

Recent Acquisitions

Pinehurst Apartment Homes

On July 2, 2007, KC Pinehurst Associates, LLC, a joint venture in which we own a 97.5% interest, which we refer to as KC Pinehurst, entered into an agreement with an unaffiliated third party, Pinehurst Associates, LLC, to purchase Pinehurst Apartment Homes located at 500 NW 63rd Street in Kansas City, Missouri. JTL Holdings, LLC and JTL Asset Management, Inc., both affiliates of JTL Properties, a Kansas City-based real estate investment and management company, own the remaining 2.5% interest in KC Pinehurst. JTL Properties is unaffiliated with us and our affiliates, except that affiliates of JTL Properties participate in another joint venture with us relating to Pheasant Run Apartments.

On September 14, 2007, KC Pinehurst acquired Pinehurst Apartment Homes for a total purchase price of $7.27 million, including approximately $144,000 in closing costs. The total acquisition cost for our interest in KC Pinehurst was approximately $2.4 million, including approximately $140,400 in closing costs. We accrued an acquisition fee payable to Paladin Advisors pursuant to the terms of the advisory agreement of $132,618 in connection with our investment in KC Pinehurst. We will also pay Paladin Advisors an annual asset management fee of $28,935 pursuant to the terms of the advisory agreement.

In connection with the acquisition of Pinehurst Apartment Homes, KC Pinehurst assumed the existing mortgage loan on Pinehurst Apartment Homes in an amount of approximately $4.8 million. The mortgage loan provides for a fixed rate of 5.58% through January 1, 2016. The outstanding balance on the loan at the time of maturity will be approximately $4.1 million. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a standard formula based on the remaining life of the loan and then-current interest rates. The mortgage loan is secured by a mortgage on the property. In addition, the loan is guaranteed by James E. Lippert, a principal of our co-venture partners, but only upon the occurrence of certain limited events.

On September 13, 2007, we entered into an operating agreement with JTL Holdings, LLC and JTL Asset Management, Inc., affiliates of JTL Properties, for KC Pinehurst. The operating agreement provides that we will receive priority in distributions of operating cash flow until we have received at least 9.0% on our invested equity, after which our co-venture partners will receive distributions until they have reached the same 9.0% on their invested equity. Thereafter, operating cash flow will be distributed 75% to us and 25% to our co-venture partners.

The operating agreement also provides for priority distributions of sale proceeds, if any. First, we will receive a priority distribution equal to a return of our invested capital plus an amount that when added to all distributions of cash flow made to us during the life of our investment, is sufficient to generate a 12.0% internal rate of return on our invested capital. Second, our co-venture partners will receive distributions that when added to all distributions of cash flow made to our co-venture partners during the life of their investment, is sufficient to generate a 12.0% internal rate of return on their invested capital. Third, any further sale proceeds will be distributed 50% to us and 50% to our co-venture partners.

Pheasant Run Apartments

On August 2, 2007, KC Pheasant Associates, LLC, a joint venture in which we own a 97.5% interest, which we refer to as KC Pheasant, entered into an agreement with an unaffiliated third party, Pheasant Run Apts, LS, Limited Partnership, to purchase Pheasant Run Apartments located at 1102 NE Independence Avenue in Lee’s Summit, Missouri. JTL Holdings, LLC and JTL Asset Management, Inc., both affiliates of JTL Properties, own the remaining 2.5% interest in KC Pheasant. JTL Properties is unaffiliated with us and our affiliates, except that JTL Holdings, LLC and JTL Asset Management, Inc. participate in KC Pinehurst.

On September 26, 2007, KC Pheasant acquired Pheasant Run Apartments from the seller for a total purchase price of approximately $8.96 million, including $710,000 in closing costs. The total acquisition cost for our interest in KC Pheasant was approximately $2.6 million, including approximately $692,000 in closing costs. We accrued an acquisition fee payable to Paladin Advisors pursuant to the terms of the advisory agreement of $145,318 in connection with our investment in KC Pheasant. We will also pay Paladin Advisors an annual asset management fee of $31,706 pursuant to the terms of the advisory agreement.

In connection with the acquisition of the Pheasant Run Apartments, KC Pheasant refinanced the existing mortgage loan on the property. The refinanced mortgage loan, in an amount of $6.25 million, provides for interest-only payments at a fixed interest rate of 5.95% through October 1, 2017, the initial maturity date. Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The outstanding balance on the loan at the time of maturity will be $6.25 million. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a standard formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable. The mortgage loan is secured by a mortgage on the property.

On September 25, 2007, we entered into an operating agreement with JTL Holdings, LLC and JTL Asset Management, Inc., affiliates of JTL Properties, for KC Pheasant. The operating agreement provides that we will receive priority in distributions of operating cash flow until we have received at least 9.0% on our invested equity, after which our co-venture partners will receive distributions until they have reached the same 9.0% on their invested equity. Thereafter, operating cash flow will be distributed 75% to us and 25% to our co-venture partners.

The operating agreement also provides for priority distributions of sale proceeds, if any. First, we will receive a priority distribution equal to a return of our invested capital plus an amount that when added to all distributions of cash flow made to us during the life of our investment, is sufficient to generate a 12.0% internal rate of return on our invested capital. Second, our co-venture partners will receive a distribution that when added to all distributions of cash flow made to our co-venture partners during the life of their investment, is sufficient to generate a 12.0% internal rate of return on their invested capital. Third, any further sale proceeds will be distributed 50% to us and 50% to our co-venture partners.

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

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we allocate costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset, which ranges from 32 to 45 years for the building and improvements and from five to seven years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from three to 24 months. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Expenditures for repairs and maintenance are expensed as incurred.

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

Investments

We evaluate our investments in accordance with Financial Accounting Standards Board (“FASB”), Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which is referred to as FIN 46R. If we determine that the joint venture is a “variable interest entity” (“VIE”) and that we are the “primary beneficiary” as defined in FIN 46R, we will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which we are not the primary beneficiary, we consider other relevant accounting literature including Accounting Principles Board Opinion 18—”The Equity Method of Accounting for Investments in Common Stock,” Statement of Position (“SOP”) 78-9—”Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force Issue (“EITF”) 04-5 to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, we determine whether we should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities will be consolidated.

As of September 30, 2007, we held a 99.1% ownership interest in Paladin OP and Paladin OP holds a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), a 65% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”) , a 97.5% ownership interest in KC Pinehurst, a 97.5% ownership interest in KC Pheasant, and a 74% ownership interest in PRIP 801, LLC as described in Note 3 to the consolidated financial statements. We have determined that Paladin OP and its investees are not VIEs. We consolidate Paladin OP, Springhurst, Glenwood, KC Pinehurst and KC Pheasant, as we are the majority owner and exercise control over all significant decisions. We account for our investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Revenue Recognition

We primarily lease residential apartments to tenants under non-cancellable operating leases with terms ranging from three to 24 months. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred.

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

Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our shareholders equal at least the amount of our REIT taxable income as defined under Sections 856 through 860 of the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate income tax rates. We may also be subject to certain state or local income taxes, or franchise taxes.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. We adopted FIN 48 as required effective January 1, 2007. The adoption of FIN 48 did not have any impact on our consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We do not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Rental income for the quarter ended September 30, 2007 was $1,186,260 compared to $516,867 for the quarter ended September 30, 2006. Our rental income has increased due to our acquisitions of Fieldstone Apartments in December 2006, and, to a limited extent, our acquisitions of Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of owning our investments in real estate acquired in 2006 and 2007 and future acquisitions of real estate investments.

Other income for the quarter ended September 30, 2007 was $93,494 compared to $41,405 for the quarter ended September 30, 2006. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for the quarter ended September 30, 2007 is attributable to our acquisitions in 2006 and 2007.

Property operating expenses for the quarter ended September 30, 2007 were $369,951 compared to $197,221 for the quarter ended September 30, 2006. The increase in property operating expenses related primarily to expenses incurred for Fieldstone Apartments, as well as, to a limited extent, expenses incurred for Pinehurst Apartment Homes and Pheasant Run Apartments. Property operating expenses were approximately 28% and 35% of total revenues for the quarters ended September 30, 2007 and 2006, respectively. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our acquisitions in 2006 and 2007 and future acquisitions of real estate investment.

Real estate taxes were $99,851 for the quarter ended September 30, 2007 compared to $34,548 for the quarter ended September 30, 2006. The increase in real estate taxes in 2007 is a result of our acquisitions in 2006 and in September 2007.

General and administrative expenses were $237,491 for the quarter ended September 30, 2007 compared to $126,141 for the quarter ended September 30, 2006. The increase in general and administrative expenses related primarily to accounting fees and asset management fees. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions,” increased during the quarter ended September 30, 2007 due to the fact that our average invested assets increased as a result of our acquisitions in 2006 and 2007. We expect this trend to continue as we acquire additional real estate investments.

Interest expense, including amortization of deferred financing costs, was $554,108 for the quarter ended September 30, 2007 and $309,064 for the quarter ended September 30, 2006. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred in connection with the acquisition of Fieldstone Apartments, and, to a limited extent, in connection with our acquisition of Pinehurst Apartment Homes and Pheasant Run Apartments and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $347,950 for the quarter ended September 30, 2007 compared to $234,621 for the quarter ended September 30, 2006. The increase in depreciation and amortization expense in 2007 is a result of our acquisitions in 2006 and in September 2007.

Net loss allocated to minority interest increased from $10,621 for the quarter ended September 30, 2006 to $28,707 for the quarter ended September 30, 2007 due to our investments in Fieldstone Apartments, and, to a lesser extent, Pinehurst Apartment Homes and Pheasant Run Apartments and the investments by the other partners in these joint ventures.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Rental income for the nine months ended September 30, 2007 was $3,404,464 compared to $690,999 for the nine months ended September 30, 2006. Our rental income has increased due to our acquisitions of Champion Farms Apartments and Fieldstone Apartments, both in 2006, and, to a limited extent, our investments in Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007.

Other income for the nine months ended September 30, 2007 was $278,329 compared to $60,676 for the nine months ended September 30, 2006. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for the nine months ended September 30, 2007 is attributable to our investments in Champion Farms Apartments and Fieldstone Apartments both in 2006 and, to a limited extent, our investments in Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007.

Property operating expenses for the nine months ended September 30, 2007 were $1,093,961 compared to $252,205 for the nine months ended September 30, 2006. The increase in property operating expenses related primarily to property operating expenses incurred for Champion Farms Apartments and Fieldstone Apartments, as well as, to a limited extent, expenses incurred for Pinehurst Apartment Homes and Pheasant Run Apartments.

Real estate taxes were $297,106 for the nine months ended September 30, 2007 compared to $46,064 for the nine months ended September 30, 2006. The increase in real estate taxes in 2007 is a result of our acquisitions in 2006 and in September 2007.

General and administrative expenses were $695,340 for the nine months ended September 30, 2007 compared to $228,462 for the nine months ended September 30, 2006. The increase in general and administrative expenses related primarily to accounting fees and asset management fees. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions,” increased during the nine months ended September 30, 2007 due to the fact that our average invested assets increased as a result of our acquisitions in 2006 and 2007. We expect this trend to continue as we acquire additional real estate investments.

Interest expense, including amortization of deferred financing costs, was $1,662,790 for the nine months ended September 30, 2007 and $412,385 for the nine months ended September 30, 2006. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred in connection with the acquisition of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes and Pheasant Run Apartments and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $1,196,750 for the nine months ended September 30, 2007 compared to $312,497 for the nine months ended September 30, 2006. The increase in depreciation and amortization expense in 2007 is a result of our acquisitions in 2006 and in September 2007.

Net loss allocated to minority interest increased from $10,790 for the nine months ended September 30, 2006 to $164,395 for the nine months ended September 30, 2007 due to our investments in Champion Farms, Fieldstone Apartments, Pinehurst Apartment Homes and Pheasant Run Apartments and the investments by the other partners in these joint ventures.

Related Party Transactions and Agreements

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the Dealer Manager Agreement, we pay Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and 4.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to our dividend reinvestment plan. We also pay Paladin Securities a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the three and nine months ended September 30, 2007, we incurred $384,065 in selling commissions and dealer manager fees to Paladin Securities.

Organization and Offering Costs. Our organization and offering costs are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of us and directly by us. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or our dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offering. Pursuant to the Advisory Agreement, we are obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to us any amount we reimburse them in excess of 3.0% of the gross proceeds from the Offering.

We had incurred organization and offering costs of $5,231,470 as of September 30, 2007, which includes $4,197,891 paid by Paladin Advisors as described in Note 6 of the notes to our consolidated financial statements included herewith. Such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offering. When recorded by us, organization costs are expensed as incurred and offering costs are charged to shareholders’ equity. For the quarter ended September 30, 2007, we recognized $132,617 of offering costs.

As of September 30, 2007, $632,206 in offering costs have been charged to shareholders’ equity and $51,134 of organization costs were expensed in 2005.

Subject to the 3% limitation, the remaining $4,548,130 in organization and offering costs, as of September 30, 2007 will be recognized in future periods as we receive additional proceeds of the Offering.

Expense Reimbursement. Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. We will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income (the “2%/25% Rule”), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”). Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our net income for any period is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under generally accepted accounting principles (“GAAP”) (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

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

During the Expense Period ended September 30, 2007, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, exceeded the 2%/25% Rule by $324,571. During the Expense Period ended September 30, 2007, $341,406 was paid by Paladin Advisors, and the board of directors (including the independent directors) have approved reimbursing Paladin Advisors for this amount in the future to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were legitimate operating expenses necessary for the operation of our business, we are in our early stages of operations and have limited operations to cover our operating expenses and because such amounts will only be reimbursed in the future to the extent described above.

As of September 30, 2007, Paladin Advisors and its affiliates had incurred $1,389,860 in general and administrative expenses on our behalf. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) receipt of all of these amounts and $1,321,806 of these expenses have been approved by the board of directors (including the independent directors) for the reasons described above. During the quarter ended September 30, 2007, we paid $184,732 in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule. Due to the application of the 2%/25% Rule, we were able to recognize $223,736 of general and administrative expenses in our consolidated statements of operations with the additional amount of $39,004 recorded as due to affiliate.

Acquisition and Advisory Fees. Pursuant to the terms of the Advisory Agreement, we pay Paladin Advisors acquisition and advisory fees consisting of 2.75% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 5.5% of the funds we advance with respect to the investment. Paladin Advisors was entitled to acquisition and advisory fees of $578,498 relating to the acquisition of 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments. We paid all of these acquisition and advisory fees to Paladin Advisors during the nine months ended September 30, 2007. Paladin Advisors was also entitled to acquisition and advisory fees of $277,936 relating to the acquisition of Pinehurst Apartment Homes and Pheasant Run Apartments, which were accrued in the quarter ended September 30, 2007. The acquisition and advisory fees were capitalized as part of our investment in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes and Pheasant Run Apartments.

Asset Management Fees. Pursuant to the terms of the Advisory Agreement, an annual asset management fee is payable to Paladin Advisors monthly in an amount equal to one-twelfth of 0.6% of (1) the contract purchase price of a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 1.2% of the funds we advance with respect to the investment. Paladin Advisors receives this fee for supervising the management, leasing, development and construction services provided for our properties by third parties and management of real estate related investments. During the nine months ended September 30, 2007, the Company paid Paladin Advisors $93,029 for asset management fees accrued through March 31, 2007 for 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments.

Trends or Uncertainties

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, our sources of funds were:

•	net proceeds of $14,562,563 from the sale of 1,460,089 common shares in our Offering; and

•	net operating income of $2,291,726 from our investments in real estate.

Net operating income is defined as rental and other income less operating expenses and real estate taxes, which excludes depreciation and amortization expense, general and administrative expenses, interest income and interest expense.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “net loss” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss from continuing operations for the nine months ended September 30, 2007:

Net Operating Income	$2,291,726
Equity in earnings of real estate joint venture	63,217
Interest income	71,504
Depreciation and amortization expense	(1,196,750)
Interest expense	(1,662,790)
General and administrative expenses	(695,340)
Minority Interest	164,395

Net Loss	$(964,038)

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

Net cash used in operating activities for the nine months ended September 30, 2007 was $107,780 and $13,181 for the comparable period of 2006 due to our acquisition of Champion Farms Apartments in June 2006, Fieldstone Apartments in December 2006 and, to a limited extent, Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007.

Net cash used in investing activities for the nine months ended September 30, 2007 was $12,304,571, which included $11,028,406 relating to the purchase of real estate and improvements to our real estate investments and payment of $578,498 of acquisition fees paid to Paladin Advisors. Net cash used in investing activities for the nine months ended September 30, 2006 was $20,872,931, which included $21,140,226 relating to the purchase of real estate and improvements, an increase in due to affiliates of $263,464 relating to payments of closing costs paid by such affiliates, and $40,794 in investment in real estate joint venture.

Net cash provided by financing activities was $13,857,524 for the nine months ended September 30, 2007 related to $14,562,563 in proceeds from the issuance of common shares in our offering and $6,250,000 of borrowings from mortgage payable offset primarily by $3,800,000 of payments on note payable to affiliate, $1,321,546 of selling commissions and dealer manager fees, $439,220 of offering costs and $619,583 of dividends paid. Net cash provided by financing activities for the nine months ended September 30, 2006 was $21,188,430 primarily related to $16,350,000 of borrowings from mortgage payable and $3,100,000 of borrowings from note payable, and $4,265,244 in proceeds from the issuance of common shares in our offering offset primarily by $1,700,000 of payments on note payable to affiliate, $398,666 of selling commissions and dealer manager fees, $180,200 of deferred loan costs, $127,957 of offering costs and $150,327 of dividends paid.

Mortgage Notes Payable

We have mortgage loans in an aggregate amount of $43,895,763 outstanding, consisting of (1) $16,350,000 incurred in connection with the acquisition of our interest in Champion Farms Apartments, (2) $16,500,000 incurred in connection with the acquisition of our interest in Fieldstone Apartments, (3) $4,795,763 incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, and (4) $6,250,000 incurred in connection with the acquisition of our interest in Pheasant Run Apartment. These mortgage notes payable are described in detail in Note 4 to our consolidated financial statements included herein.

Notes Payable to Affiliate

During the nine months ended September 30, 2007, we repaid $3.8 million of our notes payable to affiliate previously incurred in connection with our acquisitions of Champion Farms Apartments and Fieldstone Apartments with proceeds from our Offering. There are currently no loans outstanding to affiliates.

Leverage Policy

Our charter does not permit borrowings that would cause our aggregate borrowings to exceed 65% of the aggregate asset value of all of our real estate and real estate related investments, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Prior to the acquisitions of Pinehurst Apartment Homes and Pheasant Run Apartments, our leverage exceeded 65%, and as a result of the assumption of the mortgage loan by KC Pinehurst and the addition of the mortgage loan secured by KC Pheasant, our leverage remains above 65%. In accordance with our charter, our board of directors, including our independent directors, approved the assumption of the mortgage loan by KC Pinehurst, the addition of the mortgage loan secured by KC Pheasant and the continuation of our leverage exceeding 65%.

The board of directors determined that the excess leverage was justified for the following reasons: (1) the loan assumption enabled us to purchase the assets and earn rental and interest income more quickly and (2) the acquisition is likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. We will likely continue to exceed our charter’s leverage guidelines during the early stages of our operations.

Dividends

We paid $619,583 in dividends during the nine months ended September 30, 2007. Our board of directors has declared dividends for the periods listed below to stockholders of record as the close of business each day during the applicable period and paid on the dates listed below.

Month	Annualized Rate Declared (1)	Date Paid	Total Dividends (2)
December 1, 2006 to December 31, 2006	6.0%	January 15, 2007	$40,431
January 1, 2007 to January 31, 2007	6.0%	February 15, 2007	$44,162
February 1, 2007 to February 28, 2007	6.0%	March 15, 2007	$46,267
March 1, 2007 to March 31, 2007	6.0%	April 16, 2007	$56,678
April 1, 2007 to April 30, 2007	6.0%	May 15, 2007	$63,787
May 1, 2007 to May 31, 2007	6.0%	June 15, 2007	$76,769
June 1, 2007 to June 30, 2007	6.0%	July 16, 2007	$84,835
July 1, 2007 to July 31, 2007	6.0%	August 15, 2007	$99,021
August 1, 2007 to August 31, 2007	6.0%	September 17, 2007	$107,633

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.

(2)	On August 28, 2007, our board of directors declared dividends for the month of September that totaled approximately $109,277 when paid on October 15, 2007. On September 28, 2007, our board of directors declared dividends for the month of October that will total approximately $116,600 when paid on November 15, 2007. On October 30, 2007 our board of directors declared dividends for the month of November 2007 that will total approximately $123,000 when paid on December 17, 2007.

Each of our five real estate investments is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive on an unconsolidated basis, and the operations of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes and Pheasant Run Apartments on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the minority interest held by our joint venture partner. As structured, our investment in Champion Farms Apartments represents a 70% ownership interest, our investment in Fieldstone Apartments a 65% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest and our investment in Pheasant Run Apartment a 97.5% ownership interest. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital and by the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 9.0% return on our invested capital. The following chart compares cash distributions received from the Company’s investments in 801 Fiber Optic Drive, Champion Farms Apartments and Fieldstone Apartments during the first, second and third fiscal quarters with dividends paid during the same period. We did not receive any cash distributions from the Company’s investments in Pinehurst Apartment Homes and Pheasant Run Apartments during the nine months ended September 30, 2007.

Summary of Cash Distributions from the Company’s Investments

	801 Fiber Optic Drive	Champion Farms Apartments	Fieldstone Apartments	Total
Quarter ended March 31, 2007:	$—	$106,732	$75,261	$181,993
Quarter ended June 30, 2007:	77,700	106,732	90,521	274,953
Quarter ended September 30, 2007:	—	90,000	82,890	172,890
Year to date through September 30, 2007:	$77,700	$303,464	$248,672	$629,836
Summary of Dividends Paid:
Quarter ended March 31, 2007:				$130,860
Quarter ended June 30, 2007:				197,234
Quarter ended September 30, 2007:				291,489

Year to date through September 30, 2007:				$619,583

As shown in the charts, cash distributions from our investments have exceeded the dividends paid for the nine months ended September 30, 2007. However, for the nine months ended September 30, 2007, we have had negative cash flows from operations as our general and administrative and interest expense have been greater than cash flow received from our investments. Specifically, net cash used in operations was $287,530 for the nine months ended September 30, 2007. In order to permit us to pay dividends declared to date, Paladin Advisors has paid expenses on our behalf and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. We are dependent on Paladin Advisors to support our financial position currently because of our small size. As we continue to grow by selling shares in our Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors.

As of September 30, 2007, Paladin Advisors had paid on our behalf $4,197,891 in organization and offering costs, none of which has been repaid. In addition, as of September 30, 2007, Paladin Advisors and its affiliates had incurred on our behalf $1,389,860 in general and administrative expenses, none of which has been repaid. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has elected to defer (without interest) repayment of these expenses. As of September 30, 2007, we are not obligated to reimburse these expenses due to the application of the 3% limitation and the 2%/25% Rule, respectively. We may be obligated to pay these amounts to Paladin Advisors or record them as obligations on our financial statements in future periods as we receive additional proceeds from the Offering and income from our investments. The payment of these obligations may impact our ability to pay future dividends. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expenses or fees, our ability to pay dividends to our stockholders could be adversely affected, and we may be unable to pay dividends to our stockholders, or such dividends could decrease significantly. Additionally, if Paladin Advisors continues to pay expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact on our ability to pay dividends in future periods as well as potentially adversely impact the value of your investment.

The amount of dividends to be distributed to our stockholders in the future will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of dividends (including whether Paladin Advisors continues to pay expenses and/or defer reimbursement of expense payments or fees), our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code, any limitations imposed by the terms of indebtedness we may incur and other factors.

Off-Balance Sheet Arrangements

As of September 30, 2007 and 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2007 we had outstanding fixed-rate debt of approximately $43.9 million and no variable-rate debt.

As of September 30, 2007, the fair value of our fixed-rate debt approximates its carrying value. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates as of September 30, 2007.

A 50 basis point increase in interest rates on our fixed-rate debt would decrease the fair value of our $43.9 million fixed-rate debt by approximately $1.4 million. A 50 basis point decrease in interest rates on our fixed-rate debt would increase the fair value of our $43.9 million fixed-rate debt by approximately $1.0 million.

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

ITEM 4T.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

The following risk factor is hereby added to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006:

To the extent that our apartment properties are not fully leased or are leased to residents who are not able to pay rent, our revenues and cash available for distribution to our stockholders may be substantially reduced.

Four of our five existing investments are in apartment communities. An apartment community’s revenues and value may be adversely affected by the general economic climate; the local economic climate; local real estate considerations (such as over-supply of or reduced demand for apartments); the perception by prospective residents of the safety, convenience and attractiveness of the communities or neighborhoods in which our properties are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). The underlying value of apartment communities and our ability to make distributions to you depend upon our ability to lease our available apartment units and the ability of the residents of our apartment properties to generate enough income to pay their rents in a timely manner. Our residents’ inability to pay rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors.

Virtually all of the leases for our apartment communities will be short-term leases (generally, three to 24 months). Ultimately, to the extent we are unable to renew leases, or re-lease apartment units as leases expire, it would result in decreased cash flow from residents and harm our operating results. Increased competition for residents of our apartment communities may also require us to make capital improvements to apartment communities which we would not have otherwise planned to make. Any unbudgeted capital improvements we undertake may divert away cash that would otherwise be available for distribution to stockholders. If we are required to renovate our apartment communities in order to attract residents, tenants may have to be relocated during the renovation, which will add to our costs. Delays in completion of any renovations may add to these costs. Certain significant fixed expenses are generally not reduced when circumstances such as renovations cause a reduction in income from the leases. Vacant apartment units that are being renovated usually cannot be rented to tenants and this will adversely affect our rental income. In addition, we will be subject to normal lease-up risks for units which were not rented during renovation. Factors such as these can result in increased costs and decreased revenues which could materially adversely affect our results of operations and, consequently, amounts available for distribution to you.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Offering (SEC File No. 333-113863) was declared effective and we commenced our offering efforts. As of September 30, 2007, we had sold 2,278,134 shares of common stock in the Offering, raising gross proceeds of $22,699,893. From this amount, we have incurred $2,057,948 in selling commissions and dealer manager fees to our dealer managers, $5,231,470 in organization and offering costs (of which $683,340 has been recorded in our financial statements), $856,433 in acquisition and advisory fees and $156,137 in asset management fees.

For information regarding how we used the net proceeds from our initial public offering (along with how we used cash from operating activities) through September 30, 2007, see our consolidated statements of cash flows included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q on August 15, 2005 and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 to the Registrant’s Form S-11 Registration Statement (File No. 333-113863), as amended to date, filed on April 6, 2007 (“Post-Effective Amendment No. 5”) and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to Post-Effective Amendment No. 5 and incorporated herein by reference).

10.1	Purchase and Sale Agreement by and between Pinehurst Associates, LLC and KC Pinehurst Associates, LLC dated as of July 2, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 9, 2007 and incorporated herein by reference).

10.2	Operating Agreement of KC Pinehurst Associates, LLC, dated as of September 13, 2007, by and among PRIP 500, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.18 to the Registrant’s Form S-11 Registration Statement (File No. 333-146867) file on October 22, 2007 (the “Follow-On Registration Statement”) and incorporated herein by reference).

10.3	Assumption Agreement dated September 13, 2007 by and among Pinehurst Associates, LLC, KC Pinehurst Associates, LLC, Federal Home Loan Mortgage Corporation and Robert E. Spielman (filed as Exhibit 10.19 to the Follow-On Registration Statement and incorporated herein by reference).

10.4	Promissory Note dated December 6, 2005 executed by KC Pinehurst Associates, LLC and payable to NorthMarq Capital, Inc. (filed as Exhibit 10.20 to the Follow-On Registration Statement and incorporated herein by reference)

10.5	Multi-family Deed of Trust, Assignment of Rents and Security Agreement, dated December 6, 2005 by Pinehurst Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.21 to the Follow-On Registration Statement and incorporated herein by reference)

10.6	Guaranty, dated September 13, 2007, by James E. Lippert in favor of the Federal Home Loan Mortgage Corporation. (filed as Exhibit 10.22 to the Follow-On Registration Statement and incorporated herein by reference).

10.7	Guaranty, dated December 6, 2006, by Robert E. Spielman in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.23 to the Follow-On Registration Statement and incorporated herein by reference).

10.8	Purchase and Sale Agreement by and between Pheasant Run Apts, LS, Limited Partnership and KC Pheasant Associates, LLC dated as of August 2, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 8, 2007 and incorporated herein by reference).

10.9	Operating Agreement of KC Pheasant Associates, LLC, dated as of September 25, 2007, by and among PRIP 1102, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report On Form 8-K filed on October 2, 2007 and incorporated herein by reference).

10.10	Multifamily Note effective as of September 26, 2007 made by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2007 and incorporated herein by reference).

10.11	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of September 26, 2007 by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 2, 2007 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date:	November 13, 2007	By:	/s/ James R. Worms
James R. Worms
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 13, 2007	By:	/s/ John A. Gerson
John A. Gerson
Executive Vice President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 filed on April 6, 2007 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to Post-Effective Amendment No. 5 filed on April 6, 2007 and incorporated herein by reference).

10.1	Purchase and Sale Agreement by and between Pinehurst Associates, LLC and KC Pinehurst Associates, LLC dated as of July 2, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 9, 2007 and incorporated herein by reference).

10.2	Operating Agreement of KC Pinehurst Associates, LLC, dated as of September 13, 2007, by and among PRIP 500, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.18 to the Follow-On Registration Statement and incorporated herein by reference).

10.3	Assumption Agreement dated September 13, 2007 by and among Pinehurst Associates, LLC, KC Pinehurst Associates, LLC, Federal Home Loan Mortgage Corporation and Robert E. Spielman (filed as Exhibit 10.19 to the Follow-On Registration Statement and incorporated herein by reference).

10.4	Promissory Note dated December 6, 2005 executed by KC Pinehurst Associates, LLC and payable to NorthMarq Capital, Inc. (filed as Exhibit 10.20 to the Follow-On Registration Statement and incorporated herein by reference)

10.5	Multi-family Deed of Trust, Assignment of Rents and Security Agreement, dated December 6, 2005 by Pinehurst Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.21 to the Follow-On Registration Statement and incorporated herein by reference)

10.6	Guaranty, dated September 13, 2007, by James E. Lippert in favor of the Federal Home Loan Mortgage Corporation. (filed as Exhibit 10.22 to the Follow-On Registration Statement and incorporated herein by reference).

10.7	Guaranty, dated December 6, 2006, by Robert E. Spielman in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.23 to the Follow-On Registration Statement and incorporated herein by reference).

10.8	Purchase and Sale Agreement by and between Pheasant Run Apts, LS, Limited Partnership and KC Pheasant Associates, LLC dated as of August 2, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 8, 2007 and incorporated herein by reference).

10.9	Operating Agreement of KC Pheasant Associates, LLC, dated as of September 25, 2007, by and among PRIP 1102, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report On Form 8-K filed on October 2, 2007 and incorporated herein by reference).

10.10	Multifamily Note effective as of September 26, 2007 made by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2007 and incorporated herein by reference).

10.11	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of September 26, 2007 by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 2, 2007 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.