Form 10-K
period 2007-12-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2008-03-28
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

Commission file number 000-51860

PALADIN REALTY INCOME PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0378980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10880 Wilshire Blvd., Suite 1400 Los Angeles, California	90024
(Address of principal executive offices)	(Zip Code)

(310) 996-8704

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: Common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was $18,289,427 based on the offering price of $10.00 per common share. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 14, 2008, there were 2,845,579 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2008 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A.

PALADIN REALTY INCOME PROPERTIES, INC.

Special Note Regarding Forward-Looking Statements

Statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution you that such forward-looking statements are not guarantees. Actual events, or our actual investments and results of operations, as applicable, could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to effectively raise sufficient proceeds in our offering to implement our business plans, or to effectively deploy the proceeds raised in our offering;

•	Changes in economic conditions generally and the real estate and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	Our continued qualification as a REIT;

•	The availability of capital;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Inherent risks in the real estate business, including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;

•	Potential changes in the financial markets and interest rates; and

•	Changes to U.S. generally accepted accounting principles.

Any of the assumptions underlying forward-looking statements could be inaccurate. Our investors are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report. All forward-looking statements are made as of the date of this Annual Report and the risk that actual results will differ materially from the expectations expressed in this Annual Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

i

PART I

Item 1.	Business

Overview

Paladin Realty Income Properties, Inc. (“Paladin REIT” or the “Company”) is a Maryland corporation formed on October 31, 2003 that elected to be taxed as a REIT commencing with the taxable year ended December 31, 2006. We were organized to invest in a diversified portfolio of high quality investments, including real properties and real estate related investments, focusing primarily on investments that produce current income. We intend to invest in a variety of real properties, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We will also seek to invest in loans on real property such as mortgages and mezzanine loans, which we refer to as “real estate related investments.”

We had acquired interests in five income-producing properties as of December 31, 2007, including 801 Fiber Optic Drive, a 56,336 square foot distribution facility located in North Little Rock, Arkansas that is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264-unit luxury multifamily rental community located in Louisville, Kentucky; Fieldstone Apartments, a 266-unit multifamily community property located in Woodlawn, Ohio; Pinehurst Apartment Homes, a 146-unit multifamily community located in Kansas City, Missouri; and Pheasant Run Apartments, a 160-unit multifamily community located in Lee’s Summit, Missouri. On January 14, 2008, we acquired an interest in a sixth property, The Retreat of Shawnee, a 342-unit multifamily community located in Shawnee, Kansas.

Each of our existing investments is structured as a joint venture with unaffiliated third parties. We own a majority interest in each of these joint ventures. With the exception of our investment in the joint venture owning the property at 801 Fiber Optic Drive, we are entitled to receive a priority preferred return ranging from 8.25% to 12.0% annually on our invested capital from each joint venture. Following a sale of the property, we also receive a priority return of our invested capital before our co-venturer receives a return of its invested capital. We believe that structured transactions such as these provide us with a higher-than-market current return on our invested capital and greater protection of our invested capital, while preserving our ability to participate in property appreciation.

We plan to own substantially all of our assets and conduct our operations through Paladin Realty Income Properties, L.P. (“Paladin OP”), which was organized in the State of Delaware on October 31, 2003 to serve as our operating partnership. We are the sole general partner of Paladin OP. Each limited partner of Paladin OP will have the right in certain circumstances to cause Paladin OP to redeem its limited partnership units for, at our option, cash equal to the value of an equivalent number of our shares or a number of our shares equal to the number of limited partnership units redeemed.

Because we will conduct all of our operations though an operating partnership, we are organized in what is referred to as an “UPREIT” structure, because it allows investors who desire to contribute property to Paladin REIT to transfer the property to Paladin OP in exchange for limited partnership units in Paladin OP and delay taxation of gain until the contributor redeems the limited partnership units for cash or shares as described above. The UPREIT structure gives us an advantage in acquiring properties from persons who may not otherwise transfer their properties because of unfavorable tax results. To avoid confusion, in this report:

•	we refer to Paladin Realty Income Properties, L.P. as “Paladin OP”; and

•	the use of “we,” “us,” “our” and similar pronouns refers to either (1) Paladin REIT or (2) Paladin REIT and Paladin OP collectively, as required by the context in which such pronoun is used.

Paladin Realty Advisors, LLC (“Paladin Advisors”) is our advisor pursuant to a first amendment to the amended and restated advisory agreement dated February 28, 2008 (the “Advisory Agreement”), and, as such, supervises and manages our day-to-day operations and selects our investments, subject to oversight by our board of directors. Paladin Advisors will also provide marketing, sales and client services on our behalf. Paladin Advisors was formed on October 31, 2003 and is an affiliate of our sponsor, Paladin Realty. The senior officers of Paladin Advisors, who are also officers and directors of Paladin REIT, manage our operations and have primary responsibility for selecting our investments.

Paladin Realty Securities, LLC (“Paladin Securities”) serves as our dealer manager pursuant to a dealer manager agreement dated February 23, 2008 (the “Dealer Manager Agreement”). Paladin Securities, a wholly owned subsidiary of Paladin Advisors, is a licensed broker-dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The following chart indicates the relationship among us, Paladin Securities, and Paladin Advisors and certain of its affiliates, including Paladin Realty, our sponsor and the managing member of Paladin Advisors as of December 31, 2007:

On February 23, 2005, we commenced an initial public offering of a maximum of $385,000,000 in shares of our common stock, which we refer to as the “Initial Offering.” On December 2, 2005, we reached our minimum offering pursuant to the Initial Offering by receiving $1,246,670 in subscriptions, excluding subscriptions received from Pennsylvania investors.

In our prospectus dated April 6, 2007, as subsequently supplemented, we disclosed that our Initial Offering would expire on or before February 23, 2008, which is the three-year anniversary of the commencement of that offering. However, we have determined to extend our Initial Offering beyond February 23, 2008, as permitted pursuant to the Securities and Exchange Commission’s Rule 415, as promulgated under the Securities Act of 1933, as amended, or Rule 415. Specifically, we are extending the term of our Initial Offering until the earlier to occur of: (i) the date upon which our new registration statement on Form S-11, originally filed on October 23, 2007, and subsequently amended, becomes effective, or (ii) August 21, 2008, which is the date that is 180 days after February 23, 2008.

As of December 31, 2007, we had sold 2,595,523 shares of our common stock for aggregate gross proceeds of $25,870,381 and as of March 14, 2008, we had sold 2,835,616 shares of our common stock for aggregate gross proceeds of $28,266,651.

For the year ended December 31, 2007, we had total revenues of $5,595,622 and a net loss of $1,324,468. As of December 31, 2007, our total assets were $64,863,407.

Our headquarters are located at 10880 Wilshire Boulevard, Suite 1400, Los Angeles, California 90024. Our telephone number is 1-866-725-7348. Our website is www.paladinREIT.com. We are not incorporating the information on that website into this Annual Report, and the website and the information appearing on the website are not included in, and are not part of, this Annual Report.

Initial Investments

As of the date of this Annual Report, we have acquired an interest in six real properties.

801 Fiber Optic Drive

801 Fiber Optic Drive is an industrial distribution facility located in the Central Arkansas I-440 Business Park in North Little Rock, Arkansas. The property is owned by PRIP 801, LLC, a joint venture formed to acquire the property. We currently own a 74.0% interest in PRIP 801 and 801 FO, LLC, an unaffiliated third party, owns the remaining 26.0% interest in PRIP 801. The purchase price for our interest was approximately $1.7 million. 801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc. pursuant to a net lease that expires on July 31, 2011. Fiber Optic Drive is managed by 801 FO for which it receives a customary management fee.

Champion Farms Apartments

Champion Farms Apartments is located at 3700 Springhurst Boulevard in Louisville, Kentucky. Our interest in this property consists of a 70.0% membership interest in the entity that owns the property, Springhurst Housing Partners, LLC (“Springhurst”). Buckingham Springhurst, LLC, an affiliate of Buckingham Investment Corporation, owns the remaining 30.0% interest in Springhurst. The purchase price for our interest was approximately $4.79 million. Champion Farms Apartments is a 264-unit luxury multifamily property consisting of 14 buildings located on 17.4 acres. The construction of the community was completed in 2000. The property has an aggregate of 248,442 square feet of rentable area and an average unit size of 941 square feet. Champion Farms Apartments is managed by Buckingham Management, LLC, for which it receives a customary management fee.

Fieldstone Apartments

Fieldstone Apartments is located at 10637 Springfield Pike in Woodlawn, Ohio. Our interest in this property consists of a 65.0% membership interest in the entity that owns the property, Glenwood Housing Partners I, LLC (“Glenwood”). Shiloh Crossing Partners II, LLC owns the remaining 35.0% interest in Glenwood. The purchase price for our interest was approximately $4.02 million. Fieldstone Apartments is a 266-unit multifamily rental community consisting of 12 buildings located on 15.2 acres. The construction of the community was completed in 2001. The property has an aggregate of 249,624 square feet of rentable area and an average unit size of 938 square feet. Fieldstone Apartments is managed by Buckingham Management, LLC for which it receives a customary management fee.

Pinehurst Apartment Homes

Pinehurst Apartment Homes is located at 500 NW 63rd Street in Kansas City, Missouri. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Pinehurst Associates, LLC (“KC Pinehurst”). JTL Holdings, LLC and JTL Asset Management, Inc., both affiliates of JTL Properties, own the remaining 2.5% interest in KC Pinehurst. The purchase price for our interest was approximately $2.4 million. Pinehurst Apartment Homes is a 146-unit recently renovated multifamily community consisting of 10 buildings located on 11.3 acres. The property was developed in two phases in 1986 and 1988. The property has an aggregate of 119,150 square feet of rentable area and an average unit size of 816 square feet. Pinehurst Apartment Homes is managed by CRES Management, LLC, for which it receives a customary management fee.

Pheasant Run Apartments

Pheasant Run Apartments is located at 1102 NE Independence Avenue in Lee’s Summit, Missouri. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Pheasant Associates, LLC (“KC Pheasant”). JTL Holdings, LLC and JTL Asset Management, Inc. own the remaining 2.5% interest in KC Pheasant. The purchase price for our interest was approximately $2.6 million. Pheasant Run Apartments is a 160-unit recently renovated multifamily rental community consisting of 10 two-story buildings and a clubhouse located on approximately 10 acres. The property was completed in 1985 and underwent a substantial renovation in 2003 and 2004. The property has an aggregate of 112,000 square feet of rentable area and an average unit size of 700 square feet. Pheasant Run Apartments is managed by CRES Management, LLC, for which it receives a customary management fee.

The Retreat of Shawnee

The Retreat of Shawnee, or the Retreat Apartments, is located at 11128 West 76th Terrace in Shawnee, Kansas. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Retreat Associates, LLC (“KC Retreat”). JTL Holdings, LLC and JTL Asset Management, Inc. own the remaining 2.5% interest in KC Retreat. The purchase price for our interest was approximately $2.85 million. The Retreat Apartments is a 342-unit rental apartment community consisting of 10 three-story garden-style apartment and an attached clubhouse located on 16.43 acres. The property was developed in 1984 and renovated between 2004 and 2005. The property has an aggregate of 230,400 square feet of rentable area and an average unit size of 674 square feet. The Retreat Apartments is managed by CRES Management, LLC, for which it receives a customary management fee.

Investment Objectives

Our investment objectives are:

•	to preserve, protect and return our investor’s capital contribution;

•	to make regular cash distributions;

•	to realize growth in the value of our investments upon our ultimate sale of such investments; and

•

to provide our investors with liquidity for their investment by listing our shares on a national securities exchange by February 23, 2015, or, if our shares are not listed prior to that date, by commencing an orderly liquidation of our investments and distributing the cash to our investors.

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

Borrowing Policies

We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of real property and real estate related investments.

Our charter provides that our independent directors must approve any borrowing in excess of 65% of our aggregate asset value and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. As described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our sponsor, Paladin Realty Partners, LLC (“Paladin Realty”) has provided short-term bridge financing to facilitate the acquisition of several of our investments. These borrowing arrangements with Paladin Realty have historically exceeded the 65% leverage limitation with respect to indebtedness incurred in connection with our acquisitions. Because these financing arrangements have caused our leverage to exceed the 65% leverage limitation specified by our charter, our board of directors, including our independent directors, have approved our leverage exceeding 65% in connection with these transactions. Our board of directors determined that the excess leverage was justified for the following reasons: (1) the borrowings enabled us to purchase the assets and earn rental and interest income more quickly and (2) the acquisitions are likely to increase the net offering proceeds from our initial offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of high quality investments to generate current income for investors and preserve investor capital. We will likely continue to exceed our charter’s leverage guidelines during the early stages of our operations. As of December 31, 2007, the Company had $43,879,125 in mortgages payable.

On March 25, 2008, we amended our bylaws to include a provision that requires our board of directors, in applying and calculating the 65% leverage limitation, to further ensure that the maximum amount of our aggregate borrowings, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, do not exceed 300% of the our net assets. The provision further mandates that any excess in borrowing over such 300% leverage limitation shall be approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess.

In order to allow us to promptly invest the proceeds of our offering in income-producing investments, we expect to continue to incur short-term financing associated with new investments during the early stages of our operations, which may also cause us to continue to exceed our charter’s leverage guidelines.

Under our charter, there is no limitation on the amount we may borrow to acquire any single investment.

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

Competition

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships and foreign investors, many of which have greater resources than we do. As of December 31, 2007, our real estate investments included 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes and the Pheasant Run Apartments. In addition, we acquired the Retreat Apartments in January of 2008. The competitive conditions of each of these investments are favorable. 801 Fiber Optic Drive is located in one of the newest business parks in the Little Rock market located on State Highway 165, less than one mile east of the interchange with I-440. A rail line traverses the south edge of the business park and the property has fiber optic capability. Champion Farms is located in an affluent and growing neighborhood of Louisville, with access to nearby retail centers, schools and transportation routes. Fieldstone Apartments is located in an affluent suburb on the north side of Cincinnati with high barriers of entry for new development. Pinehurst Apartment Homes is located in a mature submarket approximately nine miles north of the Kansas City central business district. Pheasant Run Apartments is located in a southeastern suburb of the Kansas City metropolitan area close to major retail centers, with easy highway access to employment centers. The Retreat Apartments is located in a residential community approximately twelve miles southwest of down Kansas City with access to the airport, area employment centers and shopping.

Tax Status

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe that we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income as defined under Sections 856 through 860 of the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate income tax rates. We may also be subject to certain state or local income taxes, or franchise taxes.

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

Investment Risks

There is currently no public market for the shares of our common stock. Therefore, it will likely be difficult for our investors to sell their shares and, if our investors are able to sell their shares, they will likely sell them at a substantial discount.

There currently is no public market for our shares of common stock and we have no obligation or current plans to apply for quotation or listing on any public securities market. Therefore, it will be difficult for our investors to sell their shares promptly or at all. If our investors are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid.

This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment will be reduced by between 11.0% and 12.4% of the gross offering proceeds which will be used to pay selling commissions, the dealer manager fee, organization and offering expenses, acquisition fees, origination fees and other expenses. The price per share could also be reduced as a result of other factors including those described elsewhere in this “Risk Factors” section. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our investors will be able to sell their shares, whether pursuant to our share redemption plan or otherwise, without incurring a substantial loss. We cannot assure our investors that their shares will ever appreciate in value to equal the price paid for their shares. Thus, our investors should consider the purchase of our shares as illiquid and a long-term investment, and must be prepared to hold their shares for an indefinite length of time.

We have determined to extend our Initial Offering beyond February 23, 2008, as permitted pursuant to Rule 415, but cannot accurately predict when our new registration statement pursuant to our follow-on offering will be declared effective by the SEC.

We intended to terminate our Initial Offering on February 23, 2008. We have determined to extend our Initial Offering pursuant to Rule 415 until the earlier to occur of: (i) the date upon which our new registration statement on Form S-11, originally filed on October 23, 2007, and subsequently amended, becomes effective, or (ii) August 21, 2008, which is 180 days after February 23, 2008. We cannot accurately predict when our new registration statement on Form S-11 pursuant to our follow-on offering will be declared effective by the SEC.

We have not identified any specific investments that it is probable we will make with the net proceeds we will receive from our offering. If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

As of the date of this Annual Report, we have made only six real property investments, which are joint venture interests in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments and the Retreat Apartments. Paladin Advisors has not identified any real property investments or real estate related investments that it is reasonably probable we will make with the net proceeds we will receive from our offering. As a result, investors in our offering will be unable to evaluate the manner in which the net proceeds are invested and the economic merits of potential investments prior to the investor making an investment decision. Additionally, our investors will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our real property investments and real estate related investments. Our investors must rely on Paladin Advisors, our advisor, to evaluate our investment opportunities, and Paladin Advisors may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure our investors that acquisitions of real property investments or real estate related investments made using the proceeds of our offering will produce a return on their investment or will generate cash flow to enable us to make distributions to our stockholders.

Our investors may be unable to sell their shares because their ability to redeem their shares pursuant to our share redemption program is subject to significant restrictions and limitations.

Even though our proposed share redemption program may provide our investors with a limited opportunity to sell their shares to us after they have held them for a period of one year, our investors should be fully aware that our share redemption program contains significant restrictions and limitations. Redemption of shares, when requested, will generally be made quarterly. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any 12-month period, we will not redeem in excess of 10% of the number of shares outstanding as of the beginning of such 12-month period; and (2) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our dividend reinvestment plan. In addition, our board of directors, in its sole discretion, may choose to terminate the share redemption program or to reduce the number of shares purchased under the share redemption program upon 30 days’ notice. Therefore, our investors may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program, or our investors may not be able to sell any of their shares of common stock back to us pursuant to our share redemption program because of the limitations. Moreover, if our investors do sell their shares of common stock back to us pursuant to the share redemption program, our investors may not receive the same price our investors paid for any shares of our common stock being redeemed.

Because we established the offering price on an arbitrary basis, it may not be indicative of the price at which our shares would trade if they were actively traded.

Our board of directors has arbitrarily determined the selling price of the shares of common stock offered hereby and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Our offering price may not be indicative of the price at which our shares would trade if they were listed on an exchange or inter-dealer quotation system or actively traded by brokers or of the proceeds that a stockholder would receive if we were liquidated or dissolved.

Risks Relating To Our Business

We and our advisor have limited operating histories, and we may not be able to operate successfully.

We and our advisor were each formed in connection with commencing our initial offering and had no prior operating history, and our investors should not rely upon the past performance of other real estate investment programs sponsored by Paladin Realty to predict our future results. Other than our initial six investments, we have not identified any additional probable investments. Additionally, none of our officers, Paladin Advisors, its affiliates or their respective employees have operated any other public company or an entity that has elected to be taxed as a REIT. Our investors should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, we must, among other things:

•	Identify and acquire investments that further our investment objectives;

•	Increase awareness of the Paladin name within the investment products market;

•	Establish and maintain contacts with licensed securities brokers and other agents to successfully raise capital in our offering;

•	Attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	Respond to competition for our targeted real property investments and real estate related investments as well as for potential investors in our shares; and

•	Continue to build and expand our operations structure to support our business.

Our failure, or our advisor’s failure, to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders and could cause our investors to lose all or a portion of their investment in our shares of common stock.

We differ from prior programs sponsored by Paladin Realty in a number of respects, and therefore the past performance of those programs may not be indicative of our future results.

The past performance of other investment programs sponsored by Paladin Realty may not be indicative of our future results, and we may not be able to successfully implement and operate our business, which is different in a number of respects from the operations of those programs. The returns to our stockholders will depend in part on the mix of products in which we invest, the stage of investment and our place in the capital structure for our investments. As our portfolio is unlikely to mirror in any of these respects the portfolios of the prior Paladin programs, the returns to our stockholders will vary from those generated by those prior programs. We are also the first publicly-offered investment program sponsored by Paladin Realty or any of its affiliates. Therefore, the prior Paladin programs, which were conducted through privately-held entities, were not subject to either the up-front commissions, fees and expenses associated with our offering or to many of the laws and regulations to which we will be subject. We would be the first program sponsored by Paladin Realty or any of its affiliates to make or acquire mortgage loans or mezzanine loans. None of Paladin Realty, Paladin Advisors or any of their affiliates has experience making such investments or in operating any other REIT or a publicly-offered investment program. As a result of all these factors, our investors should not assume that our investors will experience returns, if any, comparable to those experienced by investors in the prior programs sponsored by Paladin Realty and its affiliates.

Our ability to successfully conduct our offering is dependent in part on the ability of our dealer manager to successfully establish, operate and maintain a network of broker-dealers.

The dealer manager for our offering is Paladin Securities. Paladin Securities is a wholly owned subsidiary of Paladin Advisors. Paladin Securities has a limited operating history and, other than serving as dealer manager for a portion of our initial offering, has not previously acted as a dealer manager for an offering. The success of our offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of the dealer manager to establish and maintain a network of licensed securities brokers-dealers and other agents. If Paladin Securities fails to perform, we may not be able to raise adequate proceeds through our offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our investors could lose all or a part of their investment.

Because our offering is a “best efforts” offering, the dealer manager and the participating broker-dealers are only required to use their best efforts to sell our shares. If we are unable to raise substantial funds in our offering, we will be limited in the number and type of investments we may make, which will result in a less diversified portfolio.

Our offering is being made on a “best efforts” basis, whereby the dealer manager and the broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, we cannot assure our investors as to the amount of proceeds that will be raised in our offering. If we are unable to raise sufficient funds, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Their investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase.

Payment of fees, distributions and expense reimbursements to Paladin Advisors and its affiliates will reduce cash available for investment and for distribution to our stockholders.

Paladin Advisors and its affiliates perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the asset management of our investments and administrative and other services. Paladin Advisors and its affiliates will be paid acquisition fees or origination fees, asset management fees and subordinated disposition fees for these services pursuant to the Advisory Agreement between us and Paladin Advisors. In addition, distributions may be payable to Paladin Advisors pursuant to the subordinated participation interest it holds in Paladin OP, upon a distribution of net sales proceeds to our stockholders, the listing of our shares or the termination of Paladin Advisors as our advisor. In addition, Paladin Advisors and its affiliates have provided and will continue to provide administrative services to us for which they are entitled to reimbursement at cost. These fees, distributions and expense reimbursements are substantial and will reduce the amount of cash available for investment or distribution to our stockholders.

To date cash flows from operations were insufficient to pay both our operating expenses and to cover the distributions we have paid and/or declared. In order to permit us to pay distributions, we have used cash distributions from our investments and Paladin Advisors has paid expenses on our behalf and deferred the reimbursement of such expense payments and its receipt of fees we owe Paladin Advisors. We cannot assure our investors that in the future we will be able to achieve cash flows necessary to pay both our expenses and distributions at our historical per share amounts, or to maintain distributions at any particular level, if at all.

Because our cash flows from operations have been insufficient to pay both our operating expenses and the distributions we have paid or declared to our stockholders through the date of this Annual Report, we cannot assure our investors that we will be able to continue paying distributions to our stockholders at our historical per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. From the date of inception through December 31, 2007, we have paid $1,217,698 in distributions to our stockholders and intend to continue paying distributions to our stockholders in the future. In order to permit us to pay distributions declared to date, we have used cash distributions from our investments, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of expense payments and its receipt of asset management and acquisition fees.

Specifically, as of December 31, 2007, Paladin Advisors has paid on our behalf $4,354,293 in organization and offering costs. In addition, Paladin Advisors and its affiliates paid on our behalf $1,499,043 in general and administrative expenses.

Pursuant to the Advisory Agreement, we will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Rule”, and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the previous four consecutive fiscal quarters. During the previous four fiscal quarters, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates exceeded the 2%/25% Rule by $151,210. In accordance with the Advisory Agreement, Paladin Advisors has deferred payment of such amount and it was recorded as a reduction in general and administrative expenses and asset management fees. For the year ended December 31, 2007, we paid Paladin Advisors acquisition and advisory fees of $856,433 and asset management fees of $202,850. The acquisition fees were capitalized as part of the investments.

We may be obligated to pay these amounts to Paladin Advisors in the future, and the payment of these obligations may impact our ability to pay future distributions subject to the restraints imposed by the 2%/25% Rule. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of expense payments or fees in future periods. At such time as Paladin Advisors requires us to reimburse such expense payments or pay those fees, or if Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expense payments or fees, our ability to pay distributions to our stockholders could be adversely affected, and we may be unable to pay distributions to our stockholders, or such distributions could decrease significantly.

Our directors will determine the amount and timing of future cash distributions to our stockholders based on many factors, including the amount of funds available for distribution (including whether Paladin Advisors continues to pay expenses and/or defer reimbursement of expense payments or fees), our financial condition, requirements we must meet to qualify to be taxed as a REIT, whether to reinvest or distribute such funds, capital expenditures and reserve requirements and general operational requirements. The amount of funds available for distribution will be affected by our ability to identify and make real property investments or real estate related investments as offering proceeds become available, the returns on those real property investments or real estate related investments we make and our operating expense levels, as well as many other variables. We cannot predict how long it may take to identify additional real property investments or real estate related investments, to raise sufficient proceeds or to make real property investments or real estate related investments. We likewise cannot predict whether we will generate sufficient cash flow to continue to pay distributions at historical levels or at all.

In addition, differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the requirement that we distribute at least 90% of our taxable income, excluding capital gains and with certain adjustments, in order to qualify as a REIT.

We are uncertain of our sources of debt or equity for funding future capital needs. If we are not able to locate sources of funding, our ability to make necessary capital improvements to our properties may be impaired or delayed.

The gross proceeds of our offering will be used to make real property investments, directly or through joint ventures, make real estate related investments and to pay various fees and expenses. In addition, to be taxed as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains and with certain adjustments. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. While we have used short term borrowings since the commencement of the offering, including borrowings from affiliates of Paladin Advisors we have not identified any sources of debt or equity for future funding. Paladin Advisors is not required to facilitate any future affiliated loans for us, and we cannot assure our investors that adequate sources of funding will be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Our success will be dependent on the performance of Paladin Advisors as well as key employees of Paladin Advisors, the loss of any of whom could be detrimental to our business.

Our ability to achieve our investment objectives and to make distributions is dependent upon the performance of Paladin Advisors and key personnel of Paladin Advisors in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. Our investors will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this Annual Report, as supplemented. We will rely entirely on the management ability of Paladin Advisors, subject to the oversight of our board of directors. If Paladin Advisors suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, Paladin Advisors may be unable to allocate time and resources to our operations. If Paladin Advisors is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to make distributions to our stockholders.

Certain key personnel of Paladin Advisors, including James R. Worms, Michael B. Lenard, Whitney A. Greaves, William K. Dunbar and John A. Gerson, would be difficult to replace. None of Paladin Advisors’ key personnel are currently subject to employment agreements with Paladin Advisors, nor do we maintain any key person life insurance on Paladin Advisors’ key personnel. If any of Paladin Advisors’ key personnel were to cease employment with Paladin Advisors, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability, and the ability of Paladin Advisors, to attract and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our investors that we or Paladin Advisors will be successful in attracting and retaining such skilled personnel.

We may structure investments in real properties in exchange for limited partnership units in Paladin OP on terms that could limit our liquidity or our flexibility.

We may make investments in real properties by issuing limited partnership units in Paladin OP in exchange for a property owner contributing property to Paladin OP. If we enter into such transactions, in order to induce the contributors of such properties to accept units in Paladin OP, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, Paladin OP’s partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of our shares. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or make distributions to stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in Paladin OP did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to Paladin OP, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Our results of operations, our ability to make distributions to our stockholders and our ability to dispose of our investments are subject to general economic and regulatory factors we cannot control or predict.

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our real property investments and real estate related investments, our ability to dispose of real property investments and real estate related investments, and yields from our real property investments and real estate related investments:

•

Poor economic times may result in defaults by tenants of our real properties and borrowers under our real estate related investments. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	Job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	Increases in supply of competing properties or decreases in demand for our real properties may impact our ability to maintain or increase occupancy levels;

•	Changes in interest rates and availability of debt financing could render the sale of properties difficult or unattractive;

•	Periods of high interest rates may reduce cash flow from leveraged properties;

•

Increased insurance premiums, real estate taxes, energy costs or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns; and

•	Hotels that we may own could suffer substantial reductions in occupancy or room rate for an extended period of time as a result of national or local economic trends affecting travel or tourism.

Some or all of the foregoing factors may affect the returns we receive from our investments, our results of operations, our ability to make distributions to our stockholders or our ability to dispose of our investments.

Risks Related To Conflicts of Interest

We are subject to conflicts of interest arising out of relationships among us, our officers, Paladin Advisors, Paladin Securities and their respective affiliates, including the material conflicts discussed below. All references to affiliates of Paladin Advisors include Paladin Realty, Paladin Securities and each other affiliate of Paladin Realty, Paladin Securities or Paladin Advisors.

Paladin Advisors and its affiliates will face conflicts of interest relating to time management and allocation of resources, and our results of operations may suffer as a result of these conflicts of interest.

Affiliates of Paladin Advisors are general partners and sponsors of other real estate programs may have investment objectives similar to ours or to which they have legal and fiduciary obligations similar to those they owe to us and our stockholders. Because affiliates of Paladin Advisors have interests in other real estate programs and also engage in other business activities, the personnel performing services on behalf of these entities may have conflicts of interest in allocating their time and resources between our business and such other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If Paladin Advisors, for any reason, is not able to provide sufficient resources to manage our business, our business will suffer as we have no other personnel to perform these services. Likewise, if Paladin Advisors or its affiliates suffer financial or operational problems as a result of any of their activities, whether or not related to our business, and Paladin Advisors is unable to manage our business, we will have no one to select, acquire, manage or dispose of our investments.

In addition, our officers are also officers of Paladin Advisors and officers, limited partners or members of investors in other affiliates of Paladin Advisors. Paladin Advisors will rely on these officers and employees of its affiliates to manage and operate our business. Paladin Advisors and its affiliates are not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us. These affiliates of Paladin Advisors will continue to be actively involved in operations and activities other than our operations, and the same employees of Paladin Advisors and its affiliates who will manage and operate our business will also be actively involved in those other activities and operations. Those individuals spend a material amount of time managing those activities and operations that are unrelated to our business. Our business may suffer as a result because we lack the ability to manage it without the time and attention of those individuals.

Our officers will face conflicts of interest related to the positions they hold with affiliated entities, which could diminish the value of the services they provide to us.

Our officers, three of whom also serve as our directors, are also officers of Paladin Advisors and are officers or members of affiliates of Paladin Advisors. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders. Some of these entities may compete with us for investment and leasing opportunities. Although Paladin Advisors has agreed, pursuant to the terms of an amended advisory agreement which will become effective upon the effectiveness of our follow-on offering, to generally provide us with the first opportunity to acquire U.S. “core” or “core-plus” real estate that it identifies for investment during periods in which we have, or can reasonably be expected to obtain, sufficient funds for the investment, the determination as to whether a particular investment opportunity meets this priority allocation requirement will be made in Paladin Advisor’s discretion. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

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

Under the Advisory Agreement between us, Paladin OP and Paladin Advisors and the subordinated participation interest Paladin Advisors holds in Paladin OP, Paladin Advisors is entitled to fees and distributions that are structured in a manner intended to provide incentives to Paladin Advisors to perform in our best interests and in the best interests of our stockholders. The fees Paladin Advisors is entitled to are acquisition fees, origination fees, asset management fees and subordinated disposition fees. The distributions Paladin Advisors may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of our shares or the termination of Paladin Advisors as our advisor. However, because Paladin Advisors does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, Paladin Advisors’ interests are not wholly aligned with those of our stockholders. In that regard, the only fees Paladin Advisors receives with respect to ongoing operation and management of properties are asset management fees, which are based on the amount of our initial investment and not the performance of those investments, which could result in Paladin Advisors not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, Paladin Advisors could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to Paladin Advisors or for us to generate the specified levels of performance or net sales proceeds that would entitle Paladin Advisors to fees or distributions or would permit us to pay fees and reimbursements that Paladin Advisors has earned but elected under the Advisory Agreement to defer. In addition, Paladin Advisors’ entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in Paladin Advisors recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in the best long-term interest of our stockholders.

The subordinated participation interest requires Paladin OP to make a distribution to Paladin Advisors upon termination of the Advisory Agreement, other than a termination by us because of a material breach of the Advisory Agreement by Paladin Advisors. To avoid Paladin OP making this distribution, our independent directors may decide against terminating the Advisory Agreement even if, but for the requirement to make this distribution, termination of the Advisory Agreement would be in the best interest of our stockholders. In addition, the requirement for Paladin OP to make this distribution could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy Paladin OP’s obligation to the terminated advisor.

We may acquire investments from, or dispose of assets to, entities managed by Paladin Advisors or its affiliates, which could cause us to enter into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.

Although our code of ethics generally prohibits us from acquiring assets from, or disposing of investments to, Paladin Advisors or its affiliates (other than the assignment of a purchase agreement to which Paladin Advisors or one of its affiliates is a party to us on substantially the same terms as the underlying agreement), we may acquire real property investments or real estate related investments from entities which are managed by Paladin Advisors or its affiliates, if so waived by our board of directors. Further, we may also dispose of real property investments or real estate related investments to entities which are controlled by Paladin Advisors or its affiliates. Paladin Advisors or its affiliates may make substantial profits in connection with such transactions. Paladin Advisors or its affiliates may owe fiduciary or other duties to the selling or purchasing entity in these transactions, and conflicts of interest between us and the selling or purchasing entities could exist in such transactions. Because our independent directors would rely on Paladin Advisors in identifying and evaluating any such transaction, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party. Also, the existence of conflicts, regardless of how they are resolved, might negatively affect the public’s perception of us.

The fees we pay in connection with our offering were not determined on an arm’s length basis and therefore may not be on the same terms as those we could negotiate with a third party.

Our independent directors relied on information and recommendations provided by Paladin Advisors to determine the fees and distributions payable to Paladin Advisors and its affiliates under the Advisory Agreement and the subordinated participation interest in Paladin OP. Our board of directors also relied on information and recommendations provided by Paladin Advisors in connection with its review of the Dealer Manager Agreement with Paladin Securities. As a result, these fees and distributions cannot be viewed as having been determined on an arms’ length basis and we cannot assure our investors that an unaffiliated third party would not be willing and able to provide to us the same services at a lower price. The fees Paladin Advisors is entitled to are acquisition fees, origination fees, asset management fees and subordinated disposition fees. The distributions Paladin Advisors may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of our shares or the termination of Paladin Advisors as our advisor. The fees to which Paladin Securities will be entitled are a dealer manager fee and selling commissions.

Because Paladin Securities is an affiliate of Paladin Advisors, investors will not have the benefit of an independent review of us or the prospectus which are customarily performed in underwritten offerings.

Paladin Securities is an affiliate of Paladin Advisors and has not made an independent review of us or the offering. Accordingly, our investors do not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker.

Paladin Advisors may receive substantial compensation in connection with an internalization transaction, which could negatively impact our investment returns.

We are externally managed and advised by Paladin Advisors pursuant to an Advisory Agreement with a one-year term, subject to renewals by the parties for an unlimited number of successive one-year periods. In order to authorize the renewal of the Advisory

Agreement, our board of directors will be required to make a determination that remaining externally advised by Paladin Advisors is in our best interest. At such time as we have substantial assets and operations, our board of directors may determine that it is more cost-effective for us to be self-managed and self-advised. In addition, because a majority of publicly traded REITs are self-managed and self-advised, our board of directors may determine that it is in our best interest to have our own internal management personnel in preparation for listing our shares on a national securities exchange. If our board makes this determination, it will evaluate whether to hire an internal management team on an individual basis, to acquire another advisor or to acquire Paladin Advisors. Our board of directors may determine that the most efficient means of becoming self-managed and self-advised would be to negotiate for us to acquire Paladin Advisors in a transaction referred to as an internalization. An internalization generally includes the acquisition of some of Paladin Advisor’s executives and key personnel. While we would then be relieved of paying fees to Paladin Advisors under the Advisory Agreement, we would be required to pay the salaries of our executives and employees and related costs and expenses formerly absorbed by Paladin Advisors under the Advisory Agreement. An internalization transaction could have the effect of reducing the amount of investment returns to our stockholders in the event that we pay more for the advisor than the value of the internal management function to our company.

Paladin Advisors may be entitled to receive substantial compensation from us when we consummate a liquidity event, which could negatively impact our investment returns.

In the future, our board of directors will consider various types of transactions to provide liquidity to stockholders, including but not limited to: (1) listing our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with cash or securities of a publicly-traded company; and (3) the sale of all or substantially all of our assets for cash or other consideration. In the event that we sell all or substantially all of our assets, we would be potentially required to pay Paladin Advisors the subordinated distributions of net sales proceeds. In the event that we list our shares on a national securities exchange at such time as we remain externally advised by Paladin Advisors, we would be potentially required to make a one-time cash payment to Paladin Advisors in an amount equal to the amount of cash distributions we would have been required to make to Paladin Advisors if we had liquidated as of the listing date and distributed the net proceeds to our stockholders. In the event that our board of directors approves a sale or merger of our company, it is likely that such a transaction would cause a termination of our Advisory Agreement. Upon the termination of the Advisory Agreement, we would be potentially required to make a one-time payment to Paladin Advisors in an amount calculated in a similar manner based upon the market value of our company as of the date of termination. This potential obligation to make substantial payments to our advisor in the event of a listing, sale or merger of our company or sale of our assets may limit the amount that our investors will receive upon the consummation of a liquidity event.

We may compete with affiliates of Paladin Advisors for investment opportunities. As a result, Paladin Advisors may not present us with favorable investment opportunities which may reduce our returns on our investments.

Affiliates of Paladin Advisors may have existing programs with investment objectives and strategies similar to ours, and Paladin Advisors and its affiliates may sponsor or advise other similar programs in the future. As a result, we may be making real property investments and real estate related investments at the same time as one or more of the other programs managed or advised by Paladin Advisors and its affiliates. Paladin Advisors may face conflicts of interest in allocating investment opportunities between us and these other programs. For instance, Paladin Advisors may select properties for us that provide lower returns to us than properties that it or its affiliates select to be purchased by another Paladin program. Paladin Advisors has agreed, pursuant to an amended advisory agreement which will become effective upon the effectiveness of our follow-on offering, that during any period in which we have or can reasonably be expected to obtain funds available for investment, it will generally provide us with the first opportunity to invest in any U.S. “core” or “core-plus” real properties that it identifies as a potential investment opportunity and that is suitable for us. However, we cannot be sure that officers and employees acting on behalf of Paladin Advisors and on behalf of managers of other Paladin programs will act in our best interests when deciding whether they are required to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, Paladin Advisors and other entities or programs managed by or affiliated with it, Paladin Advisors may not present us with favorable investment opportunities that Paladin Advisors locates when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to make distributions.

We may compete with affiliates of Paladin Advisors for tenants or business, which may reduce our ability to attract and retain tenants and business.

Affiliates of Paladin Advisors have existing programs with investment objectives and strategies similar to ours, and Paladin Advisors and its affiliates may sponsor or advise other similar programs in the future. These existing and future programs may own real properties located in geographical areas in which we may acquire real properties. Therefore, the real properties in which we invest, directly or indirectly, may compete for tenants or business with properties owned by other programs sponsored or advised by Paladin Advisors and its affiliates. Paladin Advisors may face conflicts of interest when allocating opportunities between us and other programs sponsored or advised by Paladin Advisors and its affiliates, and these conflicts of interest may have a negative impact on our ability to attract and retain tenants or business.

If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that will not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s length with an independent joint venture partner. As a result, their returns may be decreased if we enter into joint ventures with affiliates of Paladin Advisors.

In the event that we enter into a joint venture with any other program sponsored or advised by Paladin Advisors or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Paladin program may never have an active trading market. Therefore, if our shares were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. In addition, our organizational documents require that we commence an orderly liquidation of our assets in the event that we are not listed on a securities exchange by the date specified (i.e., February 23, 2015). In the event of such liquidation, any joint venture between us and another Paladin program may be required to sell its real properties at such time. Our joint venture partners may not desire to sell the real properties at that time. Joint ventures between us and other Paladin programs will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our investors. Joint ventures with other Paladin programs would also be subject to the risks associated with joint ventures with unaffiliated third parties described below. Although our code of ethics generally prohibits us from entering into joint ventures with affiliates of Paladin Advisors, our independent directors could waive or amend that prohibition at any time.

Risks Associated With Our Organizational Structure

The limit on the number of shares a person may own may discourage a takeover attempt.

Our charter prohibits the ownership of more than 9.8% of the outstanding shares of common stock or any other class of our stock by any one investor. This restriction may discourage a change of control and may deter individuals or entities from making tender offers for our shares, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management. Further, this restriction may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor attempted to acquire in excess of 9.8% of our shares of common stock or any other class of our stock or otherwise to effect a change of control of us.

Our charter permits our board of directors to issue capital stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us, even if the acquisition was in our stockholders’ best interests.

Our charter permits our board of directors to issue up to 850,000,000 shares of capital stock. Our board of directors (without any further action by our stockholders) may issue shares of our common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption of any such stock. If we ever created and issued preferred shares with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred shares are normally entitled to receive a liquidation preference in the event we liquidate, dissolve or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common stock with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of shares of common stock may render more difficult or tend to discourage:

•	A merger, tender offer or proxy contest;

•	The assumption of control by a holder of a large block of our securities; or

•	The removal of incumbent management.

Certain provisions of Maryland law could restrict a change in control even if a change in control were in our stockholders’ best interests.

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

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting stock and two-thirds of the votes entitled to be cast by holders of our outstanding voting stock other than shares held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

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

Specifically, in order to maintain our exemption from regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate and to make these investments within one year after the offering ends. If we are unable to use a significant portion of the proceeds of our offering to make investments in real properties within one year of the termination of the offering, we may avoid being required to register as an investment company under the Investment Company Act by temporarily investing any unused proceeds in government securities with low returns.

In order to avoid coming within the application of the Investment Company Act by operating either as a company engaged primarily in investing in interests in real estate or complying with another exemption from the Investment Company Act, Paladin Advisors may be required to impose limitations on our investment activities. In particular, Paladin Advisors may limit the percentage of our assets that fall into certain categories specified in the Investment Company Act, which could result in us holding assets we otherwise might desire to sell and selling assets we otherwise might wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or be forced to forgo investment opportunities that we would otherwise want to acquire and that could be important to our investment strategy. In particular, Paladin Advisors will monitor our real estate related investments to ensure continued compliance with one or more exemptions from “investment company” status under the Investment Company Act and, depending on the particular characteristics of those investments and our overall portfolio, Paladin Advisors may be required to limit the percentage of our assets represented by real estate related investments.

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

Our stockholders’ interest in us will be diluted by our issuance of additional shares in our offering or otherwise.

Existing stockholders and potential investors in our offering do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes 850,000,000 shares of capital stock, of which 750,000,000 shares are designated as common stock and 100,000,000 are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors.

Existing stockholders and investors purchasing shares in our offering will also experience dilution of their equity investment in us in the event that we:

•	Sell additional shares in the future, including those issued pursuant to the dividend reinvestment plan;

•	Sell securities that are convertible into shares of our common stock;

•	Issue shares of our common stock in a private offering of securities to institutional investors;

•

Issue shares of our common stock to our independent directors pursuant to our incentive stock plan (as of December 31, 2007 we have granted 12,000 shares of common stock to our independent directors pursuant to the incentive stock plan and an additional 48,000 shares remain available for issuance under the plan); or

•	Issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Paladin OP.

Risks Related To Investments In Real Properties

Competition with third parties in acquiring investments in real properties may reduce our profitability and the return on their investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships and foreign investors, many of which have greater resources than we do. Many of these entities may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. As such, competition with third parties would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for investments in real properties, our profitability will be reduced and our investors may experience a lower return on their investment.

If we make real property investments at a time when the real estate market is experiencing substantial influxes of capital investment and competition for income producing properties, the real estate we purchase, or real property investments we make, may not appreciate or may decrease in value.

The real estate market is currently experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for income producing real estate, may result in inflated purchase prices for such assets. To the extent we make real property investments in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, the value of our investments may not appreciate or may decrease significantly below the amount we paid for such investment.

Some or all of our real properties may incur vacancies, which may result in reduced revenue and resale value, a reduction in cash available for distribution and a diminished return on their investment.

Some or all of our real properties may incur vacancies either by a default of tenants under their leases or the expiration or termination of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash distributions to be distributed to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are dependent on tenants for our revenue, and lease terminations could reduce the amount of our distributions to our stockholders.

The successful performance of our real property investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants would cause us to lose the revenue associated with such leases and could cause us to reduce the amount of distributions to stockholders. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. Further, we cannot assure our investors that we will be able to re-lease the property for the rent previously received, if at all, or that lease terminations will not cause us to sell the property at a loss.

Our real property investments may include special use and single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

We intend to focus a portion of our investments on commercial and industrial properties which may include manufacturing facilities, special use storage or warehouse facilities and special use, single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to respond quickly to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it quickly, if at all, or we may sell the property at a loss. These and other limitations may affect our ability to sell or re-lease properties and decrease returns to our stockholders.

Long-term leases may not result in fair market lease rates over time. As a result, our income and our distributions to our stockholders could be lower than if we did not enter into long-term leases.

We may enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases the rental rates under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

To the extent that our apartment properties are not fully leased or are leased to residents who are not able to pay rent, our revenues and cash available for distribution to our stockholders may be substantially reduced.

Five of our six existing investments are in apartment communities. An apartment community’s revenues and value may be adversely affected by the general economic climate; the local economic climate; local real estate considerations (such as over-supply of or reduced demand for apartments); the perception by prospective residents of the safety, convenience and attractiveness of the communities or neighborhoods in which our properties are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). The underlying value of apartment communities and our ability to make distributions to our investors depend upon our ability to lease our available apartment units and the ability of the residents of our apartment properties to generate enough income to pay their rents in a timely manner. Our residents’ inability to pay rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors.

Virtually all of the leases for our apartment communities will be short-term leases (generally, three to 24 months). Ultimately, to the extent we are unable to renew leases, or re-lease apartment units as leases expire, it would result in decreased cash flow from residents and harm our operating results. Increased competition for residents of our apartment communities may also require us to make capital improvements to apartment communities which we would not have otherwise planned to make. Any unbudgeted capital improvements we undertake may divert away cash that would otherwise be available for distribution to stockholders. If we are required to renovate our apartment communities in order to attract residents, tenants may have to be relocated during the renovation, which will add to our costs. Delays in completion of any renovations may add to these costs. Certain significant fixed expenses are generally not reduced when circumstances such as renovations cause a reduction in income from the leases. Vacant apartment units that are being renovated usually cannot be rented to tenants and this will adversely affect our rental income. In addition, we will be subject to normal lease-up risks for units which were not rented during renovation. Factors such as these can result in increased costs and decreased revenues which could materially adversely affect our results of operations and, consequently, amounts available for distribution to our investors.

Our stockholders’ investment may be subject to additional risks if we make international investments.

We may make investments in real property located outside the United States. These investments may be affected by factors unique to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

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

Any of these risks could have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract or replace tenants and decrease their return on investment.

When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and leasing commissions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. If we have not established capital reserves for such tenant or other capital improvements, we will have to obtain financing from other sources and we have not identified any sources for such financing. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for tenant improvements or other capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make tenant and other capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our real properties, pay other expenses or make distributions to our stockholders.

Uninsured losses relating to real properties may reduce their returns.

Paladin Advisors will attempt to ensure that all of our real properties are adequately insured to cover certain casualty losses; however, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we may not obtain insurance unless we are required to do so by mortgage lenders. If any of our real properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our investors that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may invest a portion of the proceeds available for investment in the acquisition of real properties for development and in the development of such properties. For those real properties, we will be subject to risks relating to uncertainties associated with obtaining development permits and environmental and other concerns of governmental entities or community groups and our ability to control construction costs or to build in conformity with plans, specifications and timetables. Performance may also be affected or delayed by conditions beyond our control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when determining a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer. In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with obtaining development permits and environmental and other concerns of governmental entities or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, their investment nevertheless is subject to the risks associated with investments in unimproved real estate.

Uncertain market conditions relating to the future disposition of real property investments could cause us to sell our investments at a loss in the future.

We intend to hold our various real property investments until such time as Paladin Advisors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives. Paladin Advisors, subject to the oversight of our board of directors, may exercise its discretion as to whether and when to sell an investment, and we will have no obligation to sell investments at any particular time, except in connection with our liquidation if we do not list our shares by the date set forth in our charter (i.e., February 23, 2015). We generally intend to hold real property investments for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real property investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our investments, we cannot assure our investors that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a real property investment subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our investors will receive cash distributions and realize potential appreciation on our real property investments will, among other things, be dependent upon fluctuating market conditions.

We will be subject to additional risks if we invest in hotels that could increase our costs, limit our ability to manage the operations of hotels we own, decrease our profitability and limit the amount of distributions payable to our stockholders.

We may make investments in hotels, in which case our operating results for those investments would be dependent on factors in addition to the risks generally associated with investments in real estate. These additional factors would include:

•	Dependence on business travel and tourism;

•	Increases in levels of supply or decreases in demand for hotel rooms and related services;

•	Competition from other hotels, some of which may be owned and operated by companies having greater marketing and financial resources than we do;

•

Increases in operating costs due to inflation, or other factors such as energy costs, taxes and insurance that have historically increased at a faster rate than inflation, which may not be offset entirely by increased room rates;

•	Increases in energy costs and other factors that could reduce the amount of business or vacation travel; and

•	Reliance on the air travel industry, which is itself particularly subject to risks related to terrorism.

In order to be taxed as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Therefore, we would likely lease any hotels we acquire to third parties or wholly owned taxable REIT subsidiaries which we would form in the future. We expect that the rent payable under any such lease with a taxable REIT subsidiary would be based in whole or in part on hotel revenue. However, we would be subject to limits on the rent our taxable REIT subsidiary could pay us, as the

REIT rules impose a 100% excise tax on any transaction with a taxable REIT subsidiary that does not conform to normal business practice. Under the REIT rules, neither we nor our taxable REIT subsidiaries to which we would lease hotels will be permitted to manage our hotels directly, and as a result, each taxable REIT subsidiary lessee would be required to enter into a management agreement with an eligible third-party operator that would manage the hotel. We cannot assure our investors that our taxable REIT subsidiaries would be able to enter into such management agreements on terms favorable to them, either initially or upon termination of an existing management agreement. Further, the operating results of our hotels would in large part be dependent on the quality of the management provided by such third party managers, over which we would have little control. Even if we believed one or more of our hotels were not being managed in an optimal manner, it likely would be difficult to terminate a manager under the terms of its management agreement. These aspects of investments we may make in hotels could increase our costs, limit our ability to manage the operations of hotels we own, decrease our profitability, and limit the amount of distributions payable to our stockholders.

We face possible liability for environmental cleanup costs and damages for contamination related to real property investments we make, which could substantially increase our costs and reduce our liquidity and cash distributions to stockholders.

Because we intend to make investments in real properties, we will be subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our investors. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Our costs associated with complying with the Americans with Disabilities Act may reduce our cash available for distributions.

Our real property investments may be subject to the Americans with Disabilities Act of 1990, as amended, which we refer to as the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will be required to comply with the ADA and our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our investors.

Risks Associated with Joint Ventures

The terms of joint venture agreements or other joint ownership arrangements into which we may enter could impair our operating flexibility and our results of operations.

In connection with the making of real property investments, we may enter into joint ventures, including co-tenancies and other co-ownership structures, with affiliated or unaffiliated parties. Each of the six initial investments we have made as of the date of this Annual Report is structured as a joint venture with unaffiliated parties. In addition, we may also purchase or develop properties in joint ventures with affiliates of Paladin Realty, the sellers of the properties, developers or similar persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. These co-venturers may have rights to take some actions over which we have no control and may take actions contrary to our interests. For example, joint ownership of an investment, under certain circumstances, may involve risks not associated with direct ownership of such investment, including the following:

•

A co-venturer might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, including inconsistent goals relating to the sale of properties held in a joint venture or co-tenancy, or the timing of the termination and liquidation of the venture or co-tenancy;

•	Such co-venturer may become bankrupt and such proceedings could have an adverse impact on the operation of the joint venture;

•	We may incur liabilities as the result of actions taken by co-venturers in which we had no direct involvement; and

•

Such co-venturers may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives or fail to take actions as we instruct, or in accordance with our policies and objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

If we have a right of first refusal or buy/sell right to buy out a co-venturer, we may be unable to finance such a buy-out if it becomes exercisable or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to purchase our co-venturer’s interest. Finally, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the investment for any reason, particularly if our interest is subject to a right of first refusal of our co-venturer.

We may structure our joint venture relationships in a manner which may limit the amount we participate in the cash flow or appreciation of an investment.

We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we are to receive once such target return has been achieved. Five of our six initial investments as of the date of this Annual Report are structured in this manner. This type of investment structure may result in the co-venturer receiving more of the cash flow, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment, we may have limited participation in the profits of a joint venture investment which could reduce our profitability from the investment.

Risks Associated With Real Estate Related Investments

We may make investments in loans on real property such as mortgages and mezzanine loans, which we refer to as real estate related investments. We will be subject to risks associated with these real estate related investments, including the material risks discussed below.

Our real estate related investments may be impacted by unfavorable real estate market conditions, which could decrease their value.

If we make real estate related investments, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading “-Risks Related to Investments in Real Properties.” We do not know whether the values of the property securing any of our real estate related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

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

Our mortgage loan investments may also be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions, which may increase our costs associated with making or acquiring mortgage loans and thereby reduce our returns. In addition, we may determine not to make mortgage loans in certain jurisdictions based on state or local regulation, which may limit our ability to make or acquire mortgage loans that we otherwise believe to be attractive investments.

Foreclosures create additional risks, as we would be subject to all of the risks of owning the property on which we foreclose.

If we acquire property by foreclosure following defaults under our mortgage loans, we will have the economic and liability risks as the owner described above under the heading “-Risks Related to Investments in Real Properties.”

If we liquidate prior to the maturity of our real estate related investments, we may be forced to sell those investments on unfavorable terms or at a loss.

If we have not listed our shares on a national securities exchange by the date set forth in our charter (i.e., February 23, 2015), we will be required to commence an orderly liquidation of our assets and distribute the net proceeds to our stockholders. We may make real estate related investments with terms that expire after this “list or liquidate” deadline. If we become required to liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values.

Risks Associated With Debt Financing

We expect to incur mortgage and other indebtedness, which may increase our business risks and impair our ability to make distributions to our stockholders.

We expect to make investments with both proceeds from our offering and debt. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. Further, the joint ventures in which we have invested have previously incurred and may in the future incur mortgage debt by obtaining loans secured by some or all of the real property owned by the joint venture. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 65.0% of the aggregate value of our investments, unless such excess is approved by a majority of our independent directors and is disclosed in our next quarterly report along with the justification for such excess. Our borrowings currently exceed 65.0% of the aggregate value of our investments. In the future, we may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as distributions at least 90% of our annual REIT taxable income, excluding capital gains before application of the dividends paid deduction, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

We may incur mortgage debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if cash flow from the property is insufficient to service the mortgage debt, we would be required to use cash flow from other sources, if any is available, to service the mortgage debt and to avoid the mortgage lender foreclosing on the property subject to the loan. Thus, incurring mortgage debt increases our risks since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our investments in real properties. When we give a guaranty on behalf of an entity that owns one of our investments in real properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, we may have less cash available for distributions to our stockholders.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance or refinance the properties, which could reduce the number of investments we can make and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the investments in real properties we wish to make, even if such investments would otherwise be in our best interests, which could reduce the number of investments we can make. In addition, once we have placed mortgage debt on our real property investments, we run the risk of being unable to refinance the entire outstanding loan balances when the loans come due, or of being unable to refinance any amount on favorable terms. In addition, if interest rates are higher when investments require refinancing, we may not be able to refinance the entire outstanding loan balances or our debt service may be higher if we do refinance the loan balances, either of which could reduce our income from those investments and reduce cash available for distribution to our stockholders.

We cannot rely on the principals of our advisor to guarantee indebtedness in order to assist us in obtaining debt financing.

Certain principals of our advisor have guaranteed the repayment of certain of our sponsor’s borrowings from third parties which facilitated loans our sponsor made to us in order to allow us to make our initial three investments. Our advisor’s principals are not required to provide any future financing to us or to guarantee any borrowings from third parties to fund any future loans they may make to us, and if they decline to do so, any future financing we may be able to obtain may be on costlier terms, which would adversely impact our ability to make distributions to stockholders.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with obtaining debt financing, a lender could impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further mortgage the property, to discontinue insurance coverage, to replace Paladin Advisors as our advisor or to impose other limitations. Any such restriction or limitation may have an adverse effect on our operations. Any restrictions or limitations on our ability to make distributions could negatively impact our ability to remain qualified as a REIT.

Fluctuations in interest rates could increase our expenses, require us to sell investments or make it more difficult to make attractive investments.

A portion of our indebtedness may bear interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make distributions to our investors. In addition, if rising interest rates cause us to need additional capital to service our debt, we may be required to liquidate one or more of our investments in real properties at times which may not permit realization of the maximum return on such investments. Further, increases in interest rates may make investments in other entities more attractive than an investment in us. Conversely, decreases in interest rates may cause the price of real property investments and real estate related investments to increase, thus making it more difficult for us to make otherwise attractive investments. Any of these circumstances could reduce our profitability and our ability to make distributions to our stockholders.

If we enter into financing arrangements involving balloon payment obligations, the repayment of the balloon payments may require us to enter into unfavorable refinancings or to divert funds from other sources, which would reduce distributions made.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the investment. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could require us to incur debt on unfavorable terms or divert funds from other sources to make the balloon payment. As a result, financing arrangements with balloon payments could result in increased costs and reduce our liquidity. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to make the distributions that we are required to make to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on their investment.

As a result of current market conditions, we may be unable to obtain debt financing on favorable terms, if at all.

In order to conduct our proposed activities, including, without limitation, our ability to fund our investments in joint ventures and property acquisitions, we must continue to generate sufficient capital and liquidity. To generate sufficient capital and liquidity to make investments, we rely upon our net operating income and funds that we raise through our borrowing activities. Due to the recent crises in the real estate, credit and liquidity markets, it has become increasingly difficult to obtain debt financing for our investments on favorable terms, if at all. In the event that we are unable to generate capital and liquidity on terms that are favorable to us, our ability to conduct our operations and make investments may be adversely affected.

Tax Risks

We may fail to maintain our qualification as a REIT for federal income tax purposes, which would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

We elected to be taxed as a REIT beginning with the tax year ended December 31, 2006. In order for us to continue to qualify as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code concerning, among other things, the ownership of our stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and official interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to maintain our qualification as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke our REIT election, which it may do without stockholder approval.

If we lose or revoke our REIT status, we will face serious tax consequences that will substantially reduce our ability to make distributions to our stockholders because:

•

We would not be allowed a deduction for distributions made to stockholders in computing our taxable income, we would be subject to federal income tax at regular corporate rates and we might need to borrow money or sell assets in order to pay any such tax;

•	We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	Unless we are entitled to relief under certain statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to make distributions to our stockholders.

We will not seek to obtain a ruling from the Internal Revenue Service that we qualify as a REIT for federal income tax purposes, and therefore the IRS could determine we fail to qualify as a REIT, which would substantially reduce our ability to make distributions to our stockholders.

As described herein, we operate so as to qualify as a REIT for federal income tax purposes. Although we have not requested, and do not expect to request, a ruling from the IRS that we qualify as a REIT, we expect that we will receive an opinion of our counsel that, based on certain assumptions and representations, we do so qualify. Our investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The REIT qualification opinion only represents the view of our counsel based on its review and analysis of existing law, which is subject to future legislative, judicial or administrative changes, any of which could be applied retroactively. The validity of the opinion of our counsel and of our qualification as a REIT will depend on our continuing ability to meet the various REIT requirements described herein. An IRS determination that we do not qualify as a REIT would deprive our stockholders of the tax benefits of our REIT status only if the IRS determination is upheld in court or otherwise becomes final. To the extent that we challenge an IRS determination that we do not qualify as a REIT, we may incur legal expenses that would reduce our funds available for distribution to stockholders.

Failure to make required distributions would subject us to tax.

In order to qualify as a REIT, each year we must distribute to our stockholders at least 90% of our taxable income, excluding capital gains before application of the distributions paid deduction. To the extent that we satisfy the distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

•	85% of our ordinary income for that year;

•	95% of our capital gain net income for that year; and

•	100% of our undistributed taxable income from prior years.

We intend to pay out our income, if any, to our stockholders in a manner intended to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. In the future, we may borrow funds to make distributions to our stockholders and the limited partners of Paladin OP. Any funds that we borrow would subject us to interest rate and other market risks.

If Paladin OP fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation.

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

If our investors are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA in us, our investors should consider:

•	Whether their investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	Whether their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	Whether their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	Whether their investment will impair the liquidity of the plan or IRA;

•	Whether their investment will produce unrelated business taxable income, referred to as UBTI and as defined in Sections 511 through 514 of the Internal Revenue Code, to the plan; and

•	Their need to value the assets of the plan annually.

Our investors also should consider whether their investment in us will cause some or all of our assets to be considered assets of an employee benefit plan or IRA. We do not believe that under ERISA and U.S. Department of Labor regulations currently in effect that our assets would be treated as “plan assets” for purposes of ERISA. However, if our assets were considered to be plan assets, transactions involving our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with Paladin Advisors and its affiliates could be considered “prohibited transactions,” under ERISA or the Internal Revenue Code. If such transactions were considered “prohibited transactions” Paladin Advisors and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, Paladin Advisors and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA, and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us. Additionally, other transactions with “parties-in-interest” or “disqualified persons” with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code or other governing authority in the case of a government plan. Therefore, we would be operating under a burdensome regulatory regime that could limit or restrict investments we can make or our management of our properties. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan purchasing shares, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of their plan or IRA, our investors should not purchase shares unless an administrative or statutory exemption applies to their purchase.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2007, we owned interests in five properties.

801 Fiber Optic Drive

801 Fiber Optic Drive is owned by PRIP 801, LLC, a joint venture formed to acquire the property. We currently own a 74.0% interest in PRIP 801, LLC and 801 FO, LLC, an unaffiliated third party, owns the remaining 26.0% interest in PRIP 801. The property is managed by the controlling member of 801 FO, LLC for which it receives a customary property management fee.

801 Fiber Optic Drive is an industrial distribution facility that consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001. The property is 100% leased to FedEx Ground Package System, Inc., which we refer to as FedEx Ground, pursuant to a ten year net lease that commenced on August 1, 2001 and expires on July 31, 2011. FedEx Ground is a subsidiary of FedEx Corporation, a provider of transportation, e-commerce and supply management services. FedEx Ground also has the option to extend the lease for two additional five year periods. The first option is through July 31, 2016 at $405,792 per annum. The second option is through July 31, 2021 at $446,376 per annum. The current rent is $338,160 per annum.

Champion Farms Apartments

Champion Farms Apartments is located at 3700 Springhurst Boulevard in Louisville, Kentucky. Our interest in this property consists of a 70.0% membership interest in the entity that owns the property, Springhurst Housing Partners, LLC (“Springhurst”). Buckingham Springhurst, LLC, an affiliate of Buckingham Investment Corporation, owns the remaining 30.0% interest in Springhurst. Champion Farms Apartments is an existing 264 unit luxury multifamily property consisting of 14 buildings located on 17.4 acres. The construction of the community was completed in 2000. The property has an aggregate of 248,442 square feet of rentable area and an average unit size of 941 square feet. The purchase price for our interest was approximately $4.79 million.

In connection with our acquisition of our interest in Springhurst, we may be obligated to purchase up to 20% of the membership interests in Springhurst owned by Buckingham Springhurst at a fixed price of $67,500 per 1% additional interest. Buckingham Investment Corporation may exercise this right at any time after the first anniversary of the closing of the acquisition if certain financial requirements have been met.

Fieldstone Apartments

Fieldstone Apartments is located at 10637 Springfield Pike in Woodlawn, Ohio. Our interest in this property consists of a 65% membership interest in the entity that owns the property, Glenwood Housing Partners I, LLC (“Glenwood”). Shiloh Crossing Partners II, LLC owns the remaining 35.0% interest in Glenwood. Fieldstone Apartments is a 266-unit multifamily rental community consisting of 12 buildings located on 15.2 acres. The construction of the community was completed in 2001. The property has an aggregate of 249,624 square feet of rentable area and an average unit size of 938 square feet. The purchase price for our interest was approximately $4.02 million.

In connection with our acquisition of our interest in Glenwood, we may be obligated to purchase up to an additional 25% membership interests in Glenwood owned by Shiloh Crossing Partners II, LLC at a fixed price of $62,500 per 1% additional interest. Shiloh Crossing Partners II, LLC may exercise this right at any time after the first anniversary of the closing of the acquisition if certain financial requirements have been met.

On December 1, 2006, PRIP 10637, LLC also entered in a Phase II Option Agreement (“Option Agreement”) with Glenwood Housing Partners II, LLC, an Indiana limited liability company (“Glenwood II”). Glenwood II owns a parcel of land adjacent to Fieldstone Apartments upon which it may construct 88 apartment units with an aggregate of 97,640 square feet of rentable space to be leased, managed and operated as Phase II of the Fieldstone Apartments. The Option Agreement grants PRIP 10637, LLC an ongoing option to purchase at least a 70% but not more than 90% beneficial ownership interest in Glenwood II or any affiliated entity that owns the parcel and developments thereon. PRIP 10637 may exercise the option at any time after the completion of development and stabilization of the project. If exercised, the purchase price for the option interest will be determined by a formula that utilizes market-rate variables as of that future date.

Pinehurst Apartment Homes

Pinehurst Apartment Homes is located at 500 NW 63rd Street in Kansas City, Missouri. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Pinehurst Associates, LLC (“KC Pinehurst”). JTL Holdings, LLC and JTL Asset Management, Inc., both affiliates of JTL Properties, a Kansas-City based real estate investment and management company, own the remaining 2.5% interest in KC Pinehurst. Pinehurst Apartment Homes is a 146-unit recently renovated multifamily community consisting of 10 buildings located on 11.3 acres. The property was developed in two phases in 1986 and 1988. The property has an aggregate of 119,150 square feet of rentable area and an average unit size of 816 square feet. The purchase price for our interest was approximately $2.4 million.

Pheasant Run Apartments

Pheasant Run Apartments is located at 1102 NE Independence Avenue in Lee’s Summit, Missouri. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Pheasant Associates, LLC (“KC Pheasant”). JTL Holdings, LLC and JTL Asset Management, Inc. own the remaining 2.5% interest in KC Pheasant. Pheasant Run Apartments is a 160-unit recently renovated multifamily rental community consisting of 10 two-story buildings and a clubhouse located on approximately 10 acres. The property was completed in 1985 and underwent a substantial renovation in 2003 and 2004. The property has an aggregate of 112,000 square feet of rentable area and an average unit size of 700 square feet. The purchase price for our interest was approximately $2.64 million.

On January 14, 2008, we acquired an interest in an additional property, the Retreat of Shawnee, or the Retreat Apartments.

The Retreat of Shawnee

The Retreat Apartments is located at 11128 West 76th Terrace in Shawnee, Kansas. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Retreat Associates, LLC (“KC Retreat”). JTL Holdings, LLC and JTL Asset Management, Inc. own the remaining 2.5% interest in KC Retreat. The Retreat Apartments is a 342-unit rental apartment community consisting of 10 three-story garden-style apartment and an attached clubhouse located on 16.43 acres. The property was developed in 1984 and renovated between 2004 and 2005. The property has an aggregate of 230,400 square feet of rentable area and an average unit size of 674 square feet. The purchase price for our interest was approximately $2.85 million.

Pursuant to a Repair Escrow Agreement, we are obligated to use approximately $343,000 to make specified repairs and improvements to the property, to be paid from approximately $430,000 in funds deposited into a repair escrow account. Such repairs and improvements include, but are not limited to, roof, siding, deck and pool repairs, sidewalk replacement, HVAC unit replacements, fire alarm updates and the addition of GFCI outlets to all kitchen units.

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

In order for FINRA members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA Rule 2710(f)(2)(M) to disclose in each Annual Report distributed to our stockholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the Annual Reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2007. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share.

Holders

As of March 14, 2008, there were 930 holders of record of our common shares.

Dividends

In order to qualify as a REIT, we are required to distribute 90% of our annual taxable income, excluding capital gains before application of the dividends paid deduction, to our stockholders. The amount of any cash dividends will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to declare and make distributions on a monthly basis. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, we may be required to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the requirement that we distribute at least 90% of our taxable income, excluding capital gains and with certain adjustments, in order to qualify as a REIT. Our board of directors has declared the dividends listed below.

Month	Annualized Rate Declared	Date Made/To be Made
December 2005	6.0%	January 17, 2006
January 2006	6.0%	February 15, 2006
February 2006	6.0%	March 15, 2006
March 2006	6.0%	April 17, 2006
April 2006	6.0%	May 15, 2006
May 2006	6.0%	June 15, 2006
June 2006	6.0%	July 17, 2006
July 2006	6.0%	August 15, 2006
August 2006	6.0%	September 15, 2006
September 2006	6.0%	October 16, 2006
October 2006	6.0%	November 15, 2006
November 2006	6.0%	December 15, 2006
December 2006	6.0%	January 15, 2007
January 2007	6.0%	February 15, 2007

Month	Annualized Rate Declared	Date Made/To be Made
February 2007	6.0%	March 15, 2007
March 2007	6.0%	April 16, 2007
April 2007	6.0%	May 15, 2007
May 2007	6.0%	June 15, 2007
June 2007	6.0%	July 16, 2007
July 2007	6.0%	August 15, 2007
August 2007	6.0%	September 17, 2007
September 2007	6.0%	October 16, 2007
October 2007	6.0%	November 15, 2007
November 2007	6.0%	December 17, 2007
December 2007	6.0%	January 15, 2007
January 2008	6.0%	February 15, 2008
February 2008	6.0%	March 17, 2008

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

Use of Initial Public Offering Proceeds

As of December 31, 2007, we had sold 2,595,523 shares of common stock pursuant to our Initial Offering, raising gross offering proceeds of $25,870,381. From this amount, we paid $2,341,036 in selling commissions and dealer manager fees to Prospect Financial Advisors, LLC and Paladin Realty Securities, LLC, and we have used the balance of such proceeds to repay indebtedness, for general corporate purposes and to fund our acquisitions and our distributions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the twelve months ended December 31, 2007, the ratio of the cost of raising capital to the capital raised was approximately 1:5.4.

Item 6.	Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2007	2006	2005
Operating Data:
Revenues	$5,595,622	$1,530,502	$16,243
Loss before equity in earnings and minority interest	$(1,627,801)	$(855,811)	$(83,728)
Equity in earnings from real estate joint venture	$83,896	$75,226	$14,987
Minority interest	$219,437	$127,817	$7,200
Net loss	$(1,324,468)	$(652,768)	$(61,541)
Loss per common share (basic and diluted)	$(0.75)	$(1.42)	$(5.01)
Distributions declared per common share	$0.60	$0.60	$0.048
Weighted average common shares outstanding-basic and diluted	1,758,564	458, 658	12,291
Balance Sheet Data:
Total assets	$64,863,407	$44,774,940	$1,976,197
Long-term obligations	$43,879,125	$32,850,000	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to-and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors, including those factors set forth in Item 1A of this Annual Report on Form 10-K and other factors presented throughout this report.

We are a Maryland corporation formed on October 31, 2003 and have elected to be taxed as a REIT commencing with the year ended December 31, 2006. We were organized to invest in a diversified portfolio of real estate properties, focusing primarily on properties that produce current income.

As of December 31, 2007, we owned interests in five income-producing properties:

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

On January 14, 2008, we completed the acquisition of our sixth property, the Retreat Apartments, a 342-unit recently renovated multifamily community built in 1984.

We intend to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. In addition, we may make or acquire mortgage loans secured by the same types of properties that we may acquire directly, which we refer to collectively as real estate related investments. We own our assets and conduct our operations through Paladin Realty Income Properties, L.P., our operating partnership, which we refer to as Paladin OP.

In our prospectus dated April 6, 2007, as subsequently supplemented, we disclosed that our Initial Offering would expire on or before February 23, 2008, which is the three-year anniversary of the commencement of that offering. However, we have determined to extend our Initial Offering beyond February 23, 2008, as permitted pursuant to the Securities and Exchange Commission’s Rule 415, as promulgated under the Securities Act of 1933, as amended, or Rule 415. Specifically, we are extending the term of our Initial Offering until the earlier to occur of: (i) the date upon which our new registration statement on Form S-11, originally filed on October 23, 2007, and subsequently amended, becomes effective, and (ii) August 21, 2008, which is the date that is 180 days after February 23, 2008.

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

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Offering Policy

We are conducting a public offering of up to 35,000,000 shares of common stock at $10 per share. We are also offering up to 3,500,000 shares of common stock under our dividend reinvestment plan. We believe these offerings are currently in the best interest of our stockholders because they increase the likelihood that we will be able to acquire a diverse portfolio of income-producing properties, thereby reducing risk in our portfolio.

Acquisition and Investment Policies

We intend to invest in a diversified portfolio of high quality investments, focusing primarily on investments that produce current income. We intend to invest in a variety of types of real properties, including apartments, office buildings, industrial buildings, shopping centers and hotels. We will seek to maximize long-term stockholder value by generating sustainable growth in cash flow and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate through other real estate related investments. We believe that there are sufficient acquisition opportunities that meet this investment focus. Affiliates of our advisor have extensive expertise with these types of real estate investments.

For each of our real property investments, regardless of product type, Paladin Advisors will seek to invest in properties with the following attributes:

•

Quality. We will seek to invest in real properties that are suitable for our intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted capital improvements.

•	Location. We will seek to invest in real properties that are located in established markets for comparable properties, with access and visibility suitable to meet the needs of its occupants.

•

Market; Supply and Demand. We will focus on local or regional markets which have potential for stable and growing property level cash flow over the long-term. These determinations will be based in part on an evaluation of market economic, demographic and regulatory factors affecting the real property. For instance, we will favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, and we will generally seek to limit our investments in areas that have limited potential for demand growth.

•

Predictable Capital Needs. We will seek to invest in real properties where the future expected capital needs can be reasonably projected in a manner that would allow us to meet our objectives of preservation of capital and stability and growth in cash flow.

•

Cash Flow. We will seek to invest in real properties where the current and projected cash flow, including the potential for appreciation in value, would allow us to meet our overall investment objectives. We will evaluate cash flow relative to expected growth and appreciation.

Borrowing Policies

By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. Our charter provides that our independent directors must approve any borrowing in excess of 65% of our aggregate asset value and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. As described below, Paladin Realty has provided short-term bridge financing to facilitate the acquisition of several of our investments. These borrowing arrangements with Paladin Realty have historically exceeded the 65% leverage limitation with respect to indebtedness incurred in connection with our acquisitions. Because these financing arrangements have caused our leverage to exceed the 65% leverage limitation specified by our charter, our board of directors, including our independent directors, have approved our leverage exceeding 65% in connection with these transactions. Our board of directors determined that the excess leverage was justified for the following reasons: (1) the borrowings enabled us to purchase the assets and earn rental and interest income more quickly and (2) the acquisitions are likely to increase the net offering proceeds from our initial offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of high quality investments to generate current income for investors and preserve investor capital.

Disposition Policies

We intend to hold each real property investment or real estate related investment we acquire for an extended period. However, circumstances might arise which could result in the early sale of some investments. The determination of whether a particular investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and factors specific to the condition, value and financial performance of the investment. We expect to periodically sell investments in order to dispose of underperforming investments or to realize value in favorably priced investments.

Policies Regarding Operating Expenses

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. During the four quarters ended December 31, 2007, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, exceeded the 2%/25% Rule by $151,210. During the Expense Period ended December 31, 2007, $206,526 was paid by Paladin Advisors, and the board of directors (including the independent directors) has approved reimbursing Paladin Advisors for this amount in the future to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were operating expenses necessary for the operation of our business, as we are in our early stages of operations and have limited operations to cover our operating expenses and because such amounts will only be reimbursed in the future to the extent described above. For the four consecutive quarters ending December 31, 2007, total operating expenses represented approximately 4.4% of average invested assets.

Liquidation or Listing Policy

We believe it is in the best interest of our stockholders not to list our common shares on a national exchange at this time. First, we are in the fundraising and property-acquisition stage of our life cycle, and remaining unlisted improves our ability to continue to raise new equity and purchase additional properties so that the real estate portfolio can achieve greater size and diversification. Second, we believe it is more cost effective to remain unlisted and utilize Paladin Advisors as our external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the long-term benefits of completing the current offering and allowing the portfolio to mature. In making the decision of whether to apply for listing or our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for stockholders. If our shares are not listed for trading on a national securities exchange by February 23, 2015, we will be required to begin the process of selling our properties and other investments and distributing the net sales proceeds to stockholders in liquidation. In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for the stockholders.

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

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. The Company allocates the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, the Company allocates costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The Company depreciates the buildings and fixtures based on the expected useful life of the asset, which ranges from 32 to 45 years for the buildings and improvements and from five to seven years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from three to 24 months. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

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

As of December 31, 2007, Paladin OP held a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), a 65% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”), a 97.5% ownership interest in KC Pinehurst Associates, LLC (“KC Pinehurst”), a 97.5% ownership interest in KC Pheasant Associates, LLC (“KC Pheasant”) and a 74% ownership interest in PRIP 801, LLC as described in Note 3. Paladin REIT has determined that Paladin OP and its investees are not VIEs. Paladin REIT consolidates Paladin OP, Springhurst, Glenwood, KC Pinehurst and KC Pheasant, as it is the majority owner and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Income Taxes

Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate income tax rates. It may also be subject to certain state or local income taxes, or franchise taxes. No provision has been made for federal income taxes for the years ended December 31, 2007 2006 and 2005 in the accompanying consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will be sustained. The Company adopted FIN 48 as required effective January 1, 2007. The adoption of FIN 48 did not have a material impact on its consolidated financial position, results of operations or cash flows. All of the Company’s tax years are subject to examination by tax jurisdictions.

In accordance with FIN 48, the Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded that there were no material FIN 48 uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the year ended December 31, 2007, 2006 and 2005.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company has adopted this SFAS No. 159 effective January 1, 2008 and has elected not to measure any of our current eligible financial asset or liabilities at fair value upon adoption. However, the Company does reserve the right to elect to measure future eligible financial assets of liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited and will be applied to business combinations occurring after the effective date. . The Company is currently evaluating the impact of adopting SFAS No. 141R on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”, which will require noncontrolling interests (currently referred to as minority interest) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attributed net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. . The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial position, results of operations or cash flows.

In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66. EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007.

Results of Operations

Prior to acquiring an interest in 801 Fiber Optic Drive on November 2, 2005, we had not commenced any operations. In addition, we did not reach our minimum offering of at least $1,000,000 in shares until December 2, 2005, when we received $1,246,670 in subscriptions for 127,690 shares, excluding subscriptions received from Pennsylvania investors. As of December 31, 2005 we had sold 173,027 shares in the offering for aggregate proceeds of $1,704,469. As a result, we had limited operations in 2005, and none prior to the effective date of our registration statement in February 2005. As of December 31, 2007, we had sold 2,595,523 shares in the offering for aggregate proceeds of $25,870,381.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Rental income for the fiscal year ended December 31, 2007 was $5,072,207, compared with $1,417,679 for the fiscal year ended December 31, 2006. Our rental income for 2007 has increased as compared to 2006 due to our investment activities. We made an investment in Champion Farms in June 2006 and an investment in Fieldstone in December 2006. Rental income for 2007 reflects a full year of ownership for these two investments versus a partial year for 2006. Additionally, we began to record rental income from Pinehurst and Pheasant Run both of which we added in 2007. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of owning our investments in real estate acquired in 2007 for an entire year and as a result of making future real estate investments.

Other income for the year ended December 31, 2007 was $416,793 compared to $92,999 for the year ended December 31, 2006. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for year ended December 31, 2007 is attributable to our investments in Champion Farms Apartments in June 2006, Fieldstone Apartments in December 2006 and Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007.

Property operating expenses for the year ended December 31, 2007 were $1,732,394 compared to $492,297 for the year ended December 31, 2006. The increase in property operating expenses related primarily to the full year of operating expenses incurred for Champion Farms and Fieldstone during 2007, as compared to partial year periods recorded for 2006 when these two investments were initiated. Additionally, operating expenses in 2007 included partial year expenses for Pinehurst and Pheasant Run, which we added in September 2007. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of owning our investments in real estate acquired in 2007 for an entire year and as a result of making future real estate investments.

Real estate taxes were $419,129 for the year ended December 31, 2007 compared to $78,391 for the year ended December 31, 2006. The increase in real estate taxes in 2007 is a result of our acquisition of Champion Farms Apartments in June 2006, Fieldstone Apartments in December 2006 and Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007.

General and administrative expenses were $1,036,478 for the year ended December 31, 2007 compared to $386,249 for the year ended December 31, 2006. The increase in general and administrative expenses related primarily to accounting fees, asset management fees, independent director fees, director’s and officer’s liability insurance and legal fees. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions,” increased during year ended December 31, 2007 due to the fact that our average invested assets increased as a result of our acquisitions in 2007. We expect this trend to continue as we acquire additional real estate investments.

Interest expense, including amortization of deferred financing costs, was $2,357,226 for the year ended December 31, 2007 and $812,489 for the year ended December 31, 2006. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred in connection with the acquisition of Champion Farms Apartments in June 2006, Fieldstone Apartments in December 2006 and Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $1,678,196 for the year ended December 31, 2007 compared to $616,887 for the year ended December 31, 2006. The increase in depreciation and amortization expense in 2007 is a result of our acquisition of Champion Farms Apartments in June 2006, Fieldstone Apartments in December 2006 and Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007.

Net loss allocated to minority interest increased from $219,437 for the year ended December 31, 2007 compared to $127,817 for the year ended December 31, 2006 due to our investments in Champion Farms Apartments in June 2006, Fieldstone Apartments in December 2006 and Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007 and the investments by the other partners in these joint ventures.

We had a net loss of $1,324,468 for the year ended December 31, 2007, primarily related to the increase in property operating expenses, general and administrative expenses, interest expense, including amortization of deferred financing costs and deprecation and amortization expense offset by the increase in total revenues. We had a net loss of $652,768 for the year ended December 31, 2006, primarily as a result of incurring overhead related to general and administrative expenses, organization and offering costs, and interest expense without sufficient revenues to cover these costs.

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

Related Party Transactions

Our board of directors, including our independent directors, has reviewed the material transactions between our affiliates and us since the beginning of 2007 as well as any other such proposed transactions. Set forth below is a description of such transactions and the independent directors’ report on their fairness.

Our Relationship with Paladin Realty Securities, LLC

Paladin Securities is a wholly owned subsidiary of Paladin Advisors and the dealer manager for our offering.

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the Dealer Manager Agreement, we pay Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and 4.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to our dividend reinvestment plan. We also pay Paladin Securities a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the year ended December 31, 2007, we paid $667,153 in selling commissions and dealer manager fees to Paladin Securities and did not pay Paladin Securities such fees in 2006. Paladin Securities did not serve as our dealer manager in 2006.

Our board of directors, including our independent directors, believes that this arrangement with our dealer manager is fair. The compensation payable to our dealer manager reflects our belief that such selling commissions and dealer manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a large, diversified portfolio of real estate and real estate-related investments.

Our Relationship with Paladin Advisors

Many of the services to be performed by Paladin Advisors in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions Paladin Advisors performs for us as our advisor, and it is not intended to include all of the services which may be provided to us by Paladin Advisors or by third parties. Under the terms of the Advisory Agreement, Paladin Advisors undertakes to present us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In its performance of this undertaking, Paladin Advisors, either directly or indirectly by engaging an affiliate, shall, subject to the authority of the board:

•	find and evaluate investment opportunities consistent with our investment policies and objectives;

•	structure the terms and conditions of transactions pursuant to which acquisitions and dispositions of investments will be made;

•	acquire real property investments and real estate related investments on our behalf in compliance with our investment objectives and policies;

•	arrange for financing and refinancing of properties; and

•	supervise, as asset manager, property management, leasing, development and construction services provided for our investments by third parties.

Our advisor is subject to the oversight of our board of directors. Every transaction we enter into with Paladin Advisors or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and Paladin Advisors or any of its affiliates. A majority of the independent directors who are also otherwise disinterested in the transaction must approve each transaction between us and Paladin Advisors or any of its affiliates as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Our Advisory Agreement has a one-year term expiring February 28, 2009, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties.

Organization and Offering Costs. Our organization and offering costs are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of us and directly by us. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or our dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to our offering, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in our offering. Pursuant to the Advisory Agreement, we are obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from our offering and will be required to return to us any amount we reimburse them in excess of 3.0% of the gross proceeds from our offering. Any reimbursements we make to Paladin Advisors will not exceed actual expenses incurred by Paladin Advisors. As of December 31, 2007, the Company has paid $1,068,147 in organization and offering costs in excess of the 3.0% limitation. Paladin Advisors is required to reimburse the Company the $1,068,147 within 60 days after the end of the offering.

We had incurred organization and offering costs of $6,200,860 and $4,113,284 as of December 31, 2007 and 2006, respectively, which includes $4,354,293 and $4,018,284, respectively, paid by Paladin Advisors, as described in Note 6 of the notes to our consolidated financial statements included herewith. Such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the offering. When recorded by us, organization costs are expensed as incurred and offering costs are charged to shareholders’ equity. For the years ended December 31, 2007 and 2006, we have recognized $534,637 and $192,986, respectively, of offering costs which were charged to shareholders’ equity. For the years ended December 31, 2007 and 2006, we recognized no organization costs in the consolidated statements of operations.

As of December 31, 2007, we have recognized a total of $778,757 of organization and offering costs. Subject to the 3% limitation, the remaining $5,422,103 in organization and offering costs, as of December 31, 2007 will be recognized in future periods as we receive additional proceeds of our offering.

Expense Reimbursement. Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. We will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, as described below (the “2%/25% Rule”), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”). Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our net income for any period is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under generally accepted accounting principles (“GAAP”) (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

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

During the Expense Period ended December 31, 2007, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, exceeded the 2%/25% Rule by $151,210. During the Expense Period ended December 31, 2007, $206,526 was paid by Paladin Advisors, and the board of directors (including the independent directors) has approved reimbursing Paladin Advisors for this amount. In the future, to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for such future Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were operating expenses necessary for the operation of our business, as we are in our early stages of operations and have limited operations to cover our operating expenses and because such amounts will only be reimbursed in the future to the extent described above. As of December 31, 2007, Paladin Advisors and its affiliates had incurred $1,499,043 in general and administrative expenses on our behalf. For the four consecutive quarters ending December 31, 2007, total operating expenses represented approximately 2.0% of average invested assets.

During the year ended December 31, 2007, we incurred $930,732 in general and administrative expenses. In accordance with the Advisory Agreement, we recognize as an expense on a quarterly basis amounts not exceeding the 2%/25% Rule. Due to the application of the 2%/25% Rule, we were able to recognize $957,104 of general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2007 with the additional amount of $26,372 recorded as due to affiliate.

Acquisition and Advisory Fees. Pursuant to the terms of the Advisory Agreement, we pay Paladin Advisors acquisition and advisory fees consisting of 2.75% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to other real estate related investments, the appraised value of the underlying property, not to exceed 5.5% of the funds we advance with respect to the investment. To date, we have paid acquisition and advisory fees calculated based on 5.5% of the funds we advanced, which resulted in a lower fee than had we calculated based on 2.75% of the contract purchase price for the property. For the year ended December 31, 2007, Paladin Advisors was entitled to acquisition and advisory fees of $277,935 relating to the acquisition of Pinehurst Apartment Homes and Pheasant Run Apartments. The acquisition and advisory fees were capitalized as part of our investment in Pinehurst Apartment Homes and Pheasant Run Apartments. During 2007, we paid these fees and all amounts due in connection with prior acquisitions, in a total amount of $856,433.

Asset Management Fees. Pursuant to the terms of the Advisory Agreement, an annual asset management fee is payable to Paladin Advisors monthly in an amount equal to one-twelfth of 0.6% of (1) the contract purchase price of a property acquired directly or through a joint venture or (2) with respect to other real estate related investments, the appraised value of the underlying property, not to exceed 1.2% of the funds we advance with respect to the investment. Paladin Advisors receives this fee for supervising the management, leasing, development and construction services provided for our properties by third parties and management of real estate related investments. For the years ended December 31, 2007 and 2006, Paladin Advisors was entitled to asset management fees of $141,375 and $61,475, respectively, relating to the management of 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes and Pheasant Run Apartments. All asset management fees were paid prior to December 31, 2007.

Our board of directors, including our independent directors, considers our relationship with Paladin Advisors during 2007 to be fair. Our board of directors, including our independent directors, evaluated the performance of Paladin Advisors and the compensation paid to Paladin Advisors in connection with its decision to extend the term of the Advisory Agreement on February 23, 2008. Our board of directors, including our independent directors, believes that the amounts payable to Paladin Advisors under the Advisory Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for the advisor to provide the desired level of services to us and our stockholders. Our board of directors, including our independent directors, bases its evaluation of the advisor on factors such as (a) the amount of the fees paid to the advisor in relation to the size, composition and performance of our portfolio; (b) the success of the advisor in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by the advisor and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection and other fees; (e) the quality and extent of service and advice furnished by the advisor; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by the advisor for its own account.

Trends or Uncertainties

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Quarterly Results of Operations

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2007 and 2006:

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$1,186,408	$1,238,470	$1,329,419	$1,841,325
Equity in earnings of PRIP 801, LLC	$21,233	$20,986	$20,998	$20,679
Net income / (loss)	$(372,045)	$(361,766)	$(230,227)	$(360,430)
Income / (loss) per common share:
Basic	$(0.38)	$(0.24)	$(0.11)	$(0.15)
Diluted	$(0.38)	$(0.24)	$(0.11)	$(0.15)

	For the Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$2,103	$196,180	$566,176	$766,043
Equity in earnings of PRIP 801, LLC	$20,271	$21,031	$20,804	$13,120
Net income / (loss)	$10,726	$(120,990)	$(303,994)	$(238,510)
Income / (loss) per common share:
Basic	$0.04	$(0.33)	$(0.60)	$(0.34)
Diluted	$0.04	$(0.33)	$(0.60)	$(0.34)

Liquidity and Capital Resources

For the year ended December 31, 2007, our sources of funds were:

•	net proceeds of $16,128,418 from the sale of 1,777,478 common shares in our initial public offering; and

•	net operating income of $3,337,477 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “net loss” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss from continuing operations for the years ended December 31, 2007 and 2006:

	2007	2006
Net Operating Income	$3,337,477	$939,990
Equity in earnings of real estate joint venture	83,896	75,226
Interest income	106,622	19,824
Depreciation and amortization expenses	(1,678,196)	(616,887)
Interest expense	(2,357,226)	(812,489)
General and administrative expenses	(1,036,478)	(386,249)
Minority Interest	219,437	127,817

Net Loss	$(1,324,468)	$(652,768)

We are dependent upon the net proceeds to be received from the sale of shares of our common stock to the public to conduct our proposed activities. The capital required to purchase real property investments and real estate related investments will be obtained from our public offerings and from any indebtedness that we may incur in connection with the acquisition of any real property investments and real estate related investments thereafter. We anticipate our sources of funds will continue to primarily consist of the net proceeds of our public offerings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Net cash provided by operating activities for the year ended December 31, 2007 was $225,381 compared to $391,288 for the year ended December 31, 2006. Notwithstanding the fact that we acquired more properties in 2007, our net cash provided by operating activities decreased due to additional expenses incurred in connection with ramp-up costs.

Net cash used in investing activities for the year ended December 31, 2007 was $12,257,593, which included $11,581,949 relating to the purchase of real estate and improvements, payment of $578,498 of acquisition fees paid to Paladin Advisors and an increase in restricted cash of $179,750 offset by distributions from real estate joint venture in excess of equity in earnings of $82,604. Net cash used in investing activities for the year ended December 31, 2006 was $24,650,252, which included $24,699,123 relating to the purchase of real estate and improvements and $40,794 in investment in real estate joint venture offset by distributions from real estate joint venture in excess of equity in earnings of $89,665.

Net cash provided by financing activities was $15,286,918 for the year ended December 31, 2007 related to $6,250,000 of borrowings from mortgage lenders, $17,106,137 in proceeds from the issuance of common shares in our offering increase in unaccepted subscription of common stock of $188,210 and $129,574 of contributions from minority interests offset primarily by $3,800,000 of payments on note payable to affiliate, $1,604,634 of selling commissions and dealer manager fees, $94,833 of deferred loan costs, $534,637 of offering costs, $1,217,400 increase in due from affiliates, $343,022 of dividends paid, $16,638 of payments on mortgages payable, increase in restricted cash of $738,210, $23,593 of treasury shares purchased and $14,036 of distributions to minority interest. Net cash provided by financing activities was $25,164,064 for the year ended December 31, 2006 primarily related to $16,350,000 of borrowings from mortgage lenders and net borrowings of $6,200,000 from note payable to affiliate relating to the Champion Farms Apartments and Fieldstone Apartments acquisition described below and $6,257,084 in proceeds from the issuance of common shares in our offering offset primarily by $2,400,00 of payments on note payable to affiliate, $595,579 of selling commissions and dealer manager fees, $470,500 of deferred loan costs, $95,000 of offering costs, $71,981 of dividends paid and $9,960 of distributions to minority interest.

Mortgage Notes Payable

We have mortgage loans in an aggregate amount of $43,879,125 outstanding, consisting of (1) $16,350,000 incurred in connection with the acquisition of our interest in Champion Farms Apartments, (2) $16,500,000 incurred in connection with the acquisition of our interest in Fieldstone Apartments, (3) $4,779,125 assumed in connection with the acquisition of our interest in Pinehurst Apartment Homes, and (4) $6,250,000 incurred in connection with the acquisition of our interest in Pheasant Run Apartment. These mortgage notes payable are described in detail in Note 4 to our consolidated financial statements included herein.

Notes Payable to Affiliates

During the year ended December 31, 2007, we repaid $3.8 million of our notes payable to affiliate previously incurred in connection with our acquisitions of Champion Farms Apartments and Fieldstone Apartments with proceeds from our Offering. There are currently no loans outstanding to affiliates.

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

On March 25, 2008, we amended our bylaws to include a provision that requires our board of directors, in applying and calculating the 65% leverage limitation, to further ensure that the maximum amount of our aggregate borrowings, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, do not exceed 300% of the our net assets. The provision further mandates that any excess in borrowing over such 300% leverage limitation shall be approved by a majority of our independent directors and disclosed to shareholders in our next quarterly report, along with a justification for such excess.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007:

Mortgages Payable	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal	43,879,125	67,429	148,418	443,400	43,219,878
Interest	21,097,334	2,686,342	5,367,481	5,324,167	7,719,344

Dividends

We paid $969,937 in dividends in the fiscal year ended December 31, 2007. Our board of directors has declared dividends for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

Month	Annualized Rate Declared(1)	Date Made
December 2005	6.0%	January 17, 2006
January 2006	6.0%	February 15, 2006
February 2006	6.0%	March 15, 2006
March 2006	6.0%	April 17, 2006
April 2006	6.0%	May 15, 2006
May 2006	6.0%	June 15, 2006
June 2006	6.0%	July 17, 2006
July 2006	6.0%	August 15, 2006
August 2006	6.0%	September 15, 2006
September 2006	6.0%	October 16, 2006
October 2006	6.0%	November 15, 2006
November 2006	6.0%	December 15, 2006
December 2006	6.0%	January 15, 2007
January 2007	6.0%	February 15, 2007
February 2007	6.0%	March 15, 2007
March 2007	6.0%	April 16, 2007
April 2007	6.0%	May 15, 2007
May 2007	6.0%	June 15, 2007
June 2007	6.0%	July 16, 2007
July 2007	6.0%	August 15, 2007
August 2007	6.0%	September 17, 2007
September 2007	6.0%	October 16, 2007
October 2007	6.0%	November 15, 2007
November 2007	6.0%	December 17, 2007
December 2007	6.0%	January 15, 2008
January 2008	6.0%	February 15, 2008
February 2008	6.0%	March 17, 2008

(1)	Dividends were declared in the amount of $0.0016438 per share day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if made each day over a 365-day period.

Each of our six real estate investments is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive on an unconsolidated basis, and the operations of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes and Pheasant Run Apartment on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the minority interest held by our joint venture partner. As structured, our investment in Champion Farms Apartments represents a 70% ownership interest, our investment in Fieldstone Apartments a 65% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest and our investment in Pheasant Run Apartment a 97.5% ownership interest. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital and by the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 9.0% return on our invested capital. The following chart compares cash distributions received from the Company’s investments in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes and Pheasant Run Apartments during 2007 with dividends paid during the same period.

	801 Fiber Optic Drive	Champion Farms Apartments	Fieldstone Apartments	Pinehurst	Pheasant Run	Total
Summary of Cash Distributions from Investments:
Quarter ended March 31, 2007:	$—	$106,732	$75,261	N/A	N/A	$181,993
Quarter ended June 30, 2007:	77,700	106,732	90,521	N/A	N/A	274,953
Quarter ended September 30, 2007:	—	90,000	82,890	N/A	N/A	172,890
Quarter ended December 31, 2007	88,800	74,665	55,260	63,768	62,054	344,547

Year ended December 31, 2007:	$166,500	$378,129	$303,932	$63,768	$62,054	$974,383
Summary of Dividends:
Quarter ended March 31, 2007						$130,860
Quarter ended June 30, 2007						197,234
Quarter ended September 30, 2007						291,489
Quarter ended December 31, 2007						350,354

Year ended December 31, 2007						$969,937

Of the $969,937 dividends noted above, $343,022 was paid in cash and $626,915 was paid through the dividend reinvestment plan in the form of additional shares issued.

As shown in the previous tables, cash distributions from our investments have exceeded the dividends paid for the year ended December 31, 2007. However, for the year ended December 31, 2007, cash flow from operations was $225,381, which is less than the amount of dividends paid. Paladin Advisors has paid expenses on our behalf and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. We are dependent on Paladin Advisors to support our financial position currently because of our small size. As we continue to grow by selling shares in our Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors.

As of December 31, 2007, Paladin Advisors and its affiliates had incurred on our behalf $1,499,043 in general and administrative expenses. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has deferred (without interest) repayment of these expenses. As of December 31, 2007, we are not obligated to reimburse these expenses due to the application of the 3% limitation and the 2% / 25% Rule, respectively. We may be obligated to pay these amounts to Paladin Advisors or record them as obligations on our financial statements in future periods as we receive additional proceeds from our offering and income from our investments. The payment of these obligations may impact our ability to pay future dividends. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expenses or fees, our ability to pay dividends to our stockholders could be adversely affected, and we may be unable to pay dividends to our stockholders, or such dividends could decrease significantly. Additionally, if Paladin Advisors continues to pay expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact on our ability to pay dividends in future periods as well as potentially adversely impact the value of an investment in the Company.

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

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of December 31, 2007 we had outstanding fixed-rate debt of approximately $44.1 million.

As of December 31, 2007, the fair value of our fixed-rate debt is estimated to be $46.2 million, compared to its carrying value of $43.9 million. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates as of December 31, 2007.

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

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for preparing the Company’s annual consolidated financial statements and establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s internal controls over financial reporting are effective and that there are no material weaknesses in the Company’s internal control over financial reporting, as of the end of the period covered by this report. Management excluded the acquisitions of Pinehurst Apartment Homes and Pheasant Run Apartments, both acquired in September 2007, from its report on internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s management report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report on internal control over financial reporting in this annual report.

Changes in Internal Control over Financial Reporting

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

Other than our independent directors, each of our officers and directors are officers of Paladin Advisors and officers, limited partners and/or members of affiliates of Paladin Advisors. As a result, these individuals will be subject to conflicts of interest in allocating their time between us and other activities and operations of Paladin Advisors and its affiliates and between fiduciary duties owed to us and to those entities. Please see Item 1A “Risk Factors-Risks Related To Conflicts of Interest.” There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

All executive officers serve at the pleasure of the board of directors. Our executive officers are listed below:

Name	Age	Positions
James R. Worms	62	President, Chief Executive Officer and Director

Michael B. Lenard	52	Executive Vice President, Secretary, Counselor and Director

John A. Gerson	59	Executive Vice President, Chief Financial Officer and Director

Whitney A. Greaves	44	Chief Operating Officer

William K. Dunbar	48	Chief Investment Officer

Harold H. Greene	69	Independent Director

Harvey Lenkin	71	Independent Director

Michael L. Meyer	69	Independent Director

Christopher H. Volk	51	Independent Director

James R. Worms has served as our President and Chief Executive Officer and also as one of our directors since October 2003. Mr. Worms is also the President of Paladin Advisors, and the Chairman and Chief Executive Officer and a management committee member of Paladin Realty. Paladin Realty is our sponsor and the managing member of Paladin Advisors.

Prior to joining the predecessor of Paladin Realty in 1995, Mr. Worms was a Managing Director of Salomon Brothers, where he co-managed the firm’s worldwide real estate investment banking activities. In this capacity, he was involved in real estate investment and advisory transactions totaling billions of dollars, including extensive experience in all types of commercial and residential real estate. Prior to joining Salomon Brothers, Mr. Worms was a principal at Eastdil Realty, Inc. where he directed Eastdil’s Western Region partnership investment operations. Before joining Eastdil, Mr. Worms worked as a Certified Public Accountant at Coopers & Lybrand. Mr. Worms has served on the board of directors for MeriStar Hospitality Corporation, a publicly traded real estate investment trust focused on the lodging industry, from August 1998 until its acquisition by an affiliate of The Blackstone Group in May 2006. Mr. Worms has been a member of various industry organizations including the Pension Real Estate Association, the National Association of Real Estate Investment Trusts, the International Council of Shopping Centers and the Urban Land Institute.

Mr. Worms graduated from UCLA with a Bachelor’s degree in Economics and from The Anderson School of Management at UCLA with a masters degree in Business Administration. Mr. Worms also received a law degree from Hastings College of Law.

Michael B. Lenard has served as our Executive Vice President, Secretary and Counselor and also as one of our directors since October 2003. Mr. Lenard is also an Executive Vice President and Counselor of Paladin Advisors and a Senior Managing Director, Counselor and a management committee member of Paladin Realty.

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

John A. Gerson has served as our Chief Financial Officer and an Executive Vice President and also as one of our directors since February 2004. He is also an Executive Vice President and Chief Financial Officer of Paladin Advisors and Chief Financial Officer, a Senior Managing Director and a management committee member of Paladin Realty.

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

Whitney A. Greaves has served as our Chief Operating Officer since May 2007. Ms. Greaves also serves as a Vice President of Paladin Advisors and a Managing Director of Paladin Realty.

Prior to joining Paladin Realty in 1995, Ms. Greaves was a First Vice President and Portfolio Manager for First Nationwide Bank in San Francisco. During her seven year tenure with First Nationwide, her responsibilities included management and disposition of portfolios of non-performing loans and real estate assets. Ms. Greaves was also responsible for restructuring tax-exempt bond financings and credit enhancement facilities with the Federal Home Loan Bank and Fannie Mae, resolving complex construction and partnership litigation disputes and managing several environmental remediation projects. Ms. Greaves has been a member of various industry organizations including the Pension Real Estate Association and the Urban Land Institute.

Ms. Greaves graduated from the University of Redlands with a Bachelor’s degree in Economics and Political Science.

William K. Dunbar has served as our Chief Investment Officer since May 2007. Mr. Dunbar is also a Vice President of Paladin Advisors and a Managing Director of Paladin Realty.

Prior to joining Paladin Realty in 1998, Mr. Dunbar was a Senior Vice President of Greystone Realty Corp., where he acquired residential and commercial real estate totaling several hundred million dollars, and originated and managed a joint venture development fund. Mr. Dunbar began his career as a Real Estate Loan Officer for Chemical Bank in New York. He has been a member of various industry organizations including the Pension Real Estate Association and the Urban Land Institute.

Mr. Dunbar graduated from Cornell University with a Bachelor’s degree and from the J.L. Kellogg Graduate School of Management at Northwestern University with a Masters degree in Management.

Harold H. Greene has served as one of our directors since February 2004. Mr. Greene is a retired Managing Director of Commercial Real Estate for Bank of America, where he held responsibility for lending to commercial real estate developers in California, from 1998 to June 2001. Prior to joining Bank of America, Mr. Greene served from 1990 to 1998 as an Executive Vice President with Seafirst Bank, where he was responsible for real estate lending for the Northwest and for managing a real estate portfolio comprised of approximately $2 billion in assets. Mr. Greene is a director of William Lyon Homes, a builder of new luxury and single family home communities in California, Nevada and Arizona. Mr. Greene is also a director of Grubb & Ellis Company.

Mr. Greene graduated from UCLA with a Bachelor’s degree in Political Science. Mr. Greene has also studied at the Northwestern University Mortgage Banking School and the Southwest Graduate School of Banking at Southern Methodist University.

Harvey Lenkin has served as one of our directors since February 2004. Mr. Lenkin served as President and Chief Operating Officer and as a director of Public Storage, Inc. from November 1991 until his retirement on June 30, 2005. He continues to serve as a director of Public Storage, Inc. Public Storage, Inc. is a real estate investment trust that primarily acquires, develops, owns and operates storage facilities. Mr. Lenkin has been employed in various capacities by Public Storage, Inc. for 26 years. Since March 1998, Mr. Lenkin has been a director of PS Business Parks, Inc., an affiliate of Public Storage, Inc. that is a real estate investment trust that acquires primarily industrial, office, retail and flex properties. Mr. Lenkin was President of PS Business Parks, Inc. from 1990 until March of 1998. Mr. Lenkin has served a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc.

Mr. Lenkin graduated from UCLA with a Bachelor’s degree in education.

Michael L. Meyer has served as one of our directors since February 2004. Mr. Meyer is a private real estate investor and since October 1999 has been the Chief Executive Officer of Michael L. Meyer Company, which is a principal of and/or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer has also been a principal in AMG Realty Investors, LLC, a commercial real estate investment company. From 2000 to 2003, Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects. From 1974 to 1998, Mr. Meyer was Managing Partner-Orange County with E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director of City National Bank and City National Corporation.

Mr. Meyer was inducted into the California Building Industry Foundation Hall of Fame in June of 1999 for outstanding achievements in the real estate industry and community. Mr. Meyer was also the recipient of the University of California Irvine Graduate School of Management Real Estate Program Lifetime Achievement Award. Mr. Meyer is a graduate of the University of Iowa.

Christopher H. Volk has served as one of our directors since February 2004. Mr. Volk is President and Chief Executive Officer and a director of Spirit Finance Corporation, a Scottsdale, Arizona-based real estate investment trust that specializes in providing financing for single tenant, operationally-essential real estate, which he co-founded in 2003. Since September 2005, Mr. Volk has also served as Chief Executive Officer of Spirit Finance Corporation. In August 2007, Spirit Finance Corporation was acquired through a merger with Redford Merger Co., which is owned by a consortium of investors including Macquarie Bank Limited, Kaupthing Bank hf. and other independent equity participants. From 1986 until August 2001, Mr. Volk was President and Chief Operating Officer and a member of the board of directors of Franchise Finance Corporation of America, a NYSE-listed real estate investment trust that focused on providing real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets, and from August 2001 to December 2002 served as Chief Operating Officer of its successor, GE Franchise Finance.

Mr. Volk has been widely published in areas of finance, credit analysis and evaluation and has frequently served as a guest lecturer and conference speaker. Mr. Volk graduated from Washington and Lee University with a Bachelor’s degree and from Georgia State University with a Masters degree in Business Administration.

Committees of the Board of Directors

Our entire board of directors considers all major decisions concerning our business. However, our board of directors has established an audit committee and a corporate governance committee, each of which is comprised solely of independent directors, so that important items within the purview of these committees can be addressed in greater depth by independent members of our board.

We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. However, if in the future we provide any compensation to our officers, we will establish a compensation committee comprised entirely of independent directors to determine the nature and amount of such compensation.

Audit Committee

Our audit committee’s primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established, and the audit and financial reporting process. The audit committee is responsible for the selection, evaluation and, when necessary, replacement of our independent registered public accounting firm. Under our audit committee charter, the audit committee will always be comprised solely of independent directors. The current members of our audit committee are Harold H. Greene, Harvey Lenkin, Christopher H. Volk and Michael L. Meyer, with Mr. Meyer serving as the chairman of the committee and the designated audit committee financial expert.

Corporate Governance Committee

Our board of directors has established a corporate governance committee. The corporate governance committee is responsible for:

•	Oversight of board and committee composition and practices;

•	Our corporate governance practices; and

•	Other relevant policies and procedures.

The corporate governance committee also reviews the selection criteria for directors and the selection of nominees to serve as directors, evaluates the performance of the board of directors and develops, reviews, evaluates and makes recommendations to the board of directors with respect to corporate governance issues. Under our corporate governance committee charter, the corporate governance committee will always be comprised solely of independent directors. The current members our corporate governance committee are Harold H. Greene, Harvey Lenkin and Christopher H. Volk, with Mr. Volk serving as the chairman of the committee.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to Paladin Realty Income Properties, Inc. at 10880 Wilshire Boulevard, Suite 1400, Los Angeles, California 90024, Attention: Secretary.

Item 11.	Executive Compensation

Information required by this Item 11 is incorporated by reference to the information contained under the caption “Executive Compensation” and “Director Compensation-Fiscal Year 2007” in our 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference to the information contained under the caption “Stock Ownership” in our 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this Item 13 is incorporated by reference to the information contained under the caption “Certain Relationships and Related Party Transactions” in our 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information required by this Item 14 is incorporated by reference to the information contained under the caption “Fees Paid to Independent Registered Public Accounting Firm” in our 2008 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits

Exhibit No.	Description

1.1	Dealer Manager Agreement by and between Paladin Realty Income Properties, Inc. and BroadWall Capital LLC, dated June 5, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007)

1.2	Amendment to Dealer Manager Agreement, dated February 23, 2008 (incorporated by reference to Exhibit 1.4 to the Company’s Post-Effective Amendment No. 7 filed on March 21, 2008)

3.1	Articles of Amended and Restatement Articles of Paladin Realty Income Properties, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 15, 2005)

3.2	Amended and Restated Bylaws of Paladin Realty Income Properties, Inc. (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-113863), filed on April 6, 2007 (the “Registration Statement”))

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to Post-Effective Amendment No. 7 to the Company’s Registration Statement)

4.2	Subscription Escrow Agreement by and between Paladin Realty Income Properties, Inc. and Deutsche Bank Trust Company Americas (filed as Exhibit 10.5 to Amendment No. 4 to the Registration Statement on February 1, 2005 and incorporated herein by reference)

10.1	Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P., dated February 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 13, 2005)

10.2	Amended and Restated Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC, dated February 28, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed on March 6, 2007)

10.3	First Amendment to Amended and Restated Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC, dated February 28, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Post-Effective Amendment No. 7 filed on March 21, 2008)

Exhibit No.	Description

10.4	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2005)*

10.5	Purchase Agreement and Amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 4, 2005)

10.6	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC dated October 31, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 4, 2005)

10.7	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on November 4, 2005)

10.8	Membership Interest Purchase and Sale Agreement by and among PRIP 3700, LLC, Bradley B. Chambers, Buckingham Investment Corporation and Springhurst Housing Partners, LLC, dated as of May 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 12, 2006)

10.9	Amended and Restated Operating Agreement of Springhurst Housing Partners, LLC, dated June 1, 2006, by and between PRIP 3700, LLC and Buckingham Springhurst, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 9, 2006)

10.10	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of June 1, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 9, 2006)

10.11	Membership Interest Purchase and Sale Agreement by and between Shiloh Housing Partners II, LLC and Glenwood Housing Partners I, LLC, dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on December 7, 2006)

10.12	Amended and Restated Operating Agreement of Glenwood Housing Partners I, LLC by and between PRIP 10637, LLC and Shiloh Crossing Partners II, LLC, dated as of December 1, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 7, 2006)

10.13	Note for loan of $2,000,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on December 7, 2006)

10.14	Note for loan of $1,100,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on December 7, 2006)

10.15	Phase II Options Agreement by and between Glenwood Housing Partners II, LLC and PRIP 10637, LLC, dated as of December 1, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on December 7, 2006)

10.16	Purchase and Sale Agreement by and between Pinehurst Associates, LLC and KC Pinehurst Associates, LLC dated as of July 2, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 9, 2007).

10.17	Operating Agreement of KC Pinehurst Associates, LLC, dated as of September 13, 2007, by and among PRIP 500, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.18	Assumption Agreement dated September 13, 2007 by and among Pinehurst Associates, LLC, KC Pinehurst Associates, LLC, Federal Home Loan Mortgage Corporation and Robert E. Spielman (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.19	Promissory Note dated December 6, 2005 executed by KC Pinehurst Associates, LLC and payable to NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.20	Multi-family Deed of Trust, Assignment of Rents and Security Agreement, dated December 6, 2005 by Pinehurst Associates, LLC in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.21	Guaranty, dated September 13, 2007, by James E. Lippert in favor of the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.22	Guaranty, dated December 6, 2006, by Robert E. Spielman in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.23	Purchase and Sale Agreement by and between Pheasant Run Apts, LS, Limited Partnership and KC Pheasant Associates, LLC dated as of August 2, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 8, 2007)

10.24	Operating Agreement of KC Pheasant Associates, LLC, dated as of September 25, 2007, by and among PRIP 1102, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2007)

10.25	Multifamily Note effective as of September 26, 2007 made by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 2, 2007)

10.26	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of September 26, 2007 by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 2, 2007)

10.27	Purchase and Sale Agreement, dated as of January 11, 2008, by and between The Retreat, LLC and KC Retreat Associates, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 17, 2007)

10.28	Operating Agreement of KC Retreat Associates, LLC, dated as of January 11, 2008, by and among PRIP 11128, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 17, 2007)

10.29	Multifamily Note, effective as of January 11, 2008, made by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K , filed on January 17, 2007)

10.30	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of January 11, 2008, by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 17, 2007)

10.31	Guaranty, dated January 11, 2008, by James E. Lippert in favor NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on January 17, 2007)

10.32	Repair Escrow Agreement, dated as of January 11, 2008, by and between KC Retreat Associates, LLC and NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on January 17, 2007)

21.1	List of subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

By:	/s/ James R. Worms
James R. Worms
President and Chief Executive Officer

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James R. Worms James R. Worms	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2008

/s/ Michael B. Lenard Michael B. Lenard	Executive Vice President, Secretary, Counselor and Director	March 28, 2008

/s/ John A. Gerson John A. Gerson	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 28, 2008

/s/ Harold H. Greene Harold H. Greene	Director	March 28, 2008

/s/ Harvey Lenkin Harvey Lenkin	Director	March 28, 2008

Michael L. Meyer	Director	March 28, 2008

/s/ Christopher H. Volk Christopher H. Volk	Director	March 28, 2008

EXHIBIT INDEX

Exhibit No.	Description
1.1	Dealer Manager Agreement by and between Paladin Realty Income Properties, Inc. and BroadWall Capital LLC, dated June 5, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007)

1.2	Amendment to Dealer Manager Agreement, dated February 23, 2008 (incorporated by reference to Exhibit 1.4 to the Company’s Post-Effective Amendment No. 7 filed on March 21, 2008)

3.1	Articles of Amended and Restatement Articles of Paladin Realty Income Properties, Inc. (incorporated by reference to the Company’s Form 10-Q, filed on August 15, 2005)

3.2	Amended and Restated Bylaws of Paladin Realty Income Properties, Inc. (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-113863), filed on April 6, 2007 (the “Registration Statement”))

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to Post-Effective Amendment No. 7 to the Company’s Registration Statement)

4.2	Subscription Escrow Agreement by and between Paladin Realty Income Properties, Inc. and Deutsche Bank Trust Company Americas (filed as Exhibit 10.5 to Amendment No. 4 to the Registration Statement on February 1, 2005 and incorporated herein by reference)

10.1	Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P., dated February 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 13, 2005)

10.2	Amended and Restated Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC, dated February 28, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed on March 6, 2007)

10.3	First Amendment to Amended and Restated Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC, dated February 28, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Post-Effective Amendment No. 7 filed on March 21, 2008)

10.4	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2005)*

10.5	Purchase Agreement and Amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 4, 2005)

10.6	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC dated October 31, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 4, 2005)

10.7	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on November 4, 2005)

10.8	Membership Interest Purchase and Sale Agreement by and among PRIP 3700, LLC, Bradley B. Chambers, Buckingham Investment Corporation and Springhurst Housing Partners, LLC, dated as of May 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 12, 2006)

10.9	Amended and Restated Operating Agreement of Springhurst Housing Partners, LLC, dated June 1, 2006, by and between PRIP 3700, LLC and Buckingham Springhurst, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 9, 2006)

10.10	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of June 1, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 9, 2006)

10.11	Membership Interest Purchase and Sale Agreement by and between Shiloh Housing Partners II, LLC and Glenwood Housing Partners I, LLC, dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on December 7, 2006)

10.12	Amended and Restated Operating Agreement of Glenwood Housing Partners I, LLC by and between PRIP 10637, LLC and Shiloh Crossing Partners II, LLC, dated as of December 1, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 7, 2006)

10.13	Note for loan of $2,000,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on December 7, 2006)

10.14	Note for loan of $1,100,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on December 7, 2006)

10.15	Phase II Options Agreement by and between Glenwood Housing Partners II, LLC and PRIP 10637, LLC, dated as of December 1, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on December 7, 2006)

10.16	Purchase and Sale Agreement by and between Pinehurst Associates, LLC and KC Pinehurst Associates, LLC dated as of July 2, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 9, 2007).

10.17	Operating Agreement of KC Pinehurst Associates, LLC, dated as of September 13, 2007, by and among PRIP 500, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.18	Assumption Agreement dated September 13, 2007 by and among Pinehurst Associates, LLC, KC Pinehurst Associates, LLC, Federal Home Loan Mortgage Corporation and Robert E. Spielman (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.19	Promissory Note dated December 6, 2005 executed by KC Pinehurst Associates, LLC and payable to NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.20	Multi-family Deed of Trust, Assignment of Rents and Security Agreement, dated December 6, 2005 by Pinehurst Associates, LLC in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.21	Guaranty, dated September 13, 2007, by James E. Lippert in favor of the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.22	Guaranty, dated December 6, 2006, by Robert E. Spielman in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.23	Purchase and Sale Agreement by and between Pheasant Run Apts, LS, Limited Partnership and KC Pheasant Associates, LLC dated as of August 2, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 8, 2007)

10.24	Operating Agreement of KC Pheasant Associates, LLC, dated as of September 25, 2007, by and among PRIP 1102, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2007)

10.25	Multifamily Note effective as of September 26, 2007 made by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 2, 2007)

10.26	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of September 26, 2007 by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 2, 2007)

10.27	Purchase and Sale Agreement, dated as of January 11, 2008, by and between The Retreat, LLC and KC Retreat Associates, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 17, 2007)

10.28	Operating Agreement of KC Retreat Associates, LLC, dated as of January 11, 2008, by and among PRIP 11128, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 17, 2007)

10.29	Multifamily Note, effective as of January 11, 2008, made by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K , filed on January 17, 2007)

10.30	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of January 11, 2008, by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 17, 2007)

10.31	Guaranty, dated January 11, 2008, by James E. Lippert in favor NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on January 17, 2007)

10.32	Repair Escrow Agreement, dated as of January 11, 2008, by and between KC Retreat Associates, LLC and NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on January 17, 2007)

21.1	List of subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Paladin Realty Income Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Paladin Realty Income Properties, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paladin Realty Income Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 28, 2008

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

	2007	2006
ASSETS
Real Estate:
Building and improvements	$49,726,454	$36,418,755
Land	6,131,578	3,781,578
Furniture, fixtures and equipment	1,136,256	659,788
In-place leases	1,069,508	823,508

	58,063,796	41,683,629
Less: Accumulated depreciation and amortization	(2,300,170)	(616,887)

Total real estate, net	55,763,626	41,066,742

Investment in real estate joint venture	1,666,265	1,748,869
Cash and cash equivalents	4,230,937	976,231
Restricted cash	1,328,202	311,797
Prepaid insurance and other assets, net	947,961	671,301
Due from affiliates	926,416	—

TOTAL ASSETS	$64,863,407	$44,774,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages payable	$43,879,125	$32,850,000
Notes payable to affiliate	—	3,800,000
Due to affiliates	—	853,622
Unaccepted subscriptions for common shares	210,210	22,000
Accrued expenses and other liabilities	907,333	788,374
Dividends payable	263,426	82,756

Total liabilities	45,260,094	38,396,752

Minority interest	256,902	166,891

Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 2,608,023 shares and 830,545 shares issued, respectively	26,080	8,305
Additional paid-in-capital	22,863,824	7,247,818
Treasury shares, at cost - 2,537 shares and 0 shares, respectively	(23,593)	—
Accumulated deficit and dividends	(3,519,900)	(1,044,826)

Total shareholders’ equity	19,346,411	6,211,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,863,407	$44,774,940

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues
Rental income	$5,072,207	$1,417,679	$—
Other income	416,793	92,999	—
Interest income	106,622	19,824	16,243

Total Revenues	5,595,622	1,530,502	16,243

Expenses
Property operating expenses	1,732,394	492,297	—
Real property taxes	419,129	78,391	—
General and administrative expenses	1,036,478	386,249	36,771
Organizational costs	—	—	51,134
Interest expense, including amortization of deferred loan costs	2,357,226	812,489	12,066
Depreciation and amortization expense	1,678,196	616,887	—

Total Expenses	7,223,423	2,386,313	99,971

Loss before equity in earnings and minority interest	(1,627,801)	(855,811)	(83,728)

Equity in earnings from real estate joint venture	83,896	75,226	14,987
Minority interest	219,437	127,817	7,200

Net loss	$(1,324,468)	$(652,768)	$(61,541)

Net loss per common share
Basic	$(0.75)	$(1.42)	$(5.01)

Diluted	$(0.75)	(1.42)	N/A

Weighted average number of common shares outstanding
Basic	1,758,564	458,658	12,291

Diluted	1,758,564	458,658	N/A

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2007, 2006 and 2005

	Common Shares		Treasury Shares
	Common shares	Amount	Treasury shares	Amount	Additional Paid-in Capital	Accumulated Deficit and Dividends	Total Shareholders’ Equity
BALANCE, December 31, 2004	500	$5	—	$—	$4,995	$—	$5,000

Issuance of common shares	173,027	1,730	—	—	1,702,739	—	1,704,469
Selling commissions and dealer manager fees	—	—	—	—	(140,823)	—	(140,823)
Dividends declared	—	—	—	—	—	(17,639)	(17,639)
Net loss	—	—	—	—	—	(61,541)	(61,541)

BALANCE, December 31, 2005	173,527	1,735	—	—	1,566,911	(79,180)	1,489,466

Issuance of common shares	626,707	6,274	—	—	6,250,810	—	6,257,084
Selling commissions and dealer manager fees	—	—	—	—	(595,579)	—	(595,579)
Offering costs	—	—	—	—	(192,986)	—	(192,986)
Issuance of common shares to directors	12,000	120	—	—	(120)	—	—
Share-based compensation expense	—	—	—	—	43,178	—	43,178
Dividends declared	—	—	—	—	—	(312,878)	(312,878)
Shares issued pursuant to dividend reinvestment plan	18,311	176	—	—	175,604	—	175,780
Net loss	—	—	—	—	—	(652,768)	(652,768)

BALANCE, December 31, 2006	830,545	8,305	—	—	7,247,818	(1,044,826)	6,211,297

Issuance of common shares	1,714,525	17,148	—	—	17,088,989	—	17,106,137
Treasury shares purchased	—	—	2,537	(23,593)	—	—	(23,593)
Selling commissions and dealer manager fees	—	—	—	—	(1,604,634)	—	(1,604,634)
Offering costs	—	—	—	—	(534,637)	—	(534,637)
Share-based compensation expense	—	—	—	—	40,000	—	40,000
Dividends declared	—	—	—	—	—	(1,150,606)	(1,150,606)
Shares issued pursuant to dividend reinvestment plan	62,953	627	—	—	626,288	—	626,915
Net loss	—	—	—	—	—	(1,324,468)	(1,324,468)

BALANCE, December 31, 2007	2,608,023	$26,080	2,537	$(23,593)	$22,863,824	$(3,519,900)	$19,346,411

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,324,468)	$(652,768)	$(61,541)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Equity in earnings from joint venture	(83,896)	(75,226)	(14,987)
Distributions from real estate joint venture	83,896	75,226	—
Depreciation and amortization expense	1,678,196	616,887	—
Amortization of deferred loan costs	83,664	20,606	—
Amortization of deferred compensation	40,000	43,178	—
Minority interest	(219,437)	(127,817)	(7,200)
Changes in operating assets and liabilities:
Increase in restricted cash	(98,445)	(289,797)	—
Increase in prepaid insurance and other assets	(68,815)	(93,007)	(16,532)
Decrease in due from affiliates	15,727	90,117	87,021
Increase in accrued expenses and other liabilities	118,959	783,889	4,485

Net cash provided by / (used in) operating activities	225,381	391,288	(8,754)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for real estate and improvements	(11,581,949)	(24,699,123)	—
Increase in restricted cash	(179,750)	—	—
Decrease in due to affiliates	(578,498)	—	—
Investment in real estate joint venture	—	(40,794)	(1,700,587)
Distributions from real estate joint venture in excess of equity in earnings	82,604	89,665	11,826

Net cash used in investing activities	(12,257,593)	(24,650,252)	(1,688,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	6,250,000	16,350,000	—
Payments on mortgage payable	(16,638)	—	—
Borrowings from notes payable to affiliate	—	6,200,000	1,700,000
Payments on notes payable to affiliate	(3,800,000)	(2,400,000)	(1,700,000)
Deferred loan costs	(94,833)	(470,500)	—
(Increase) decrease in restricted cash	(738,210)	28,000	(50,000)
Proceeds from issuance of common shares	17,106,137	6,257,084	1,704,469
Treasury shares purchased	(23,593)	—	—
Increase (decrease) in unaccepted subscriptions for common stock	188,210	(28,000)	50,000
Selling commissions and dealer manager fees	(1,604,634)	(595,579)	(140,823)
Offering costs	(534,637)	(95,000)	—
Increase in due from affiliates	(1,217,400)	—	—
Dividends paid	(343,022)	(71,981)	—
Contributions from minority interest	129,574	—	—
Distributions to minority interest	(14,036)	(9,960)	—

Net cash provided by financing activities	15,286,918	25,164,064	1,563,646

Net increase (decrease) in cash and cash equivalents	3,254,706	905,100	(133,869)
Cash and cash equivalents - beginning of year	976,231	71,131	205,000

Cash and cash equivalents - end of year	$4,230,937	$976,231	$71,131

Supplemental disclosure of non-cash investing and financing activities
Mortgage loan assumed in connection with purchase of real estate	$4,795,763	$16,500,000	$—
Acquisition fees due to affiliate	$—	$484,506	$93,992
Offering costs due to affiliate	$—	$97,986	$—
Acquisition costs accrued but unpaid	$—	$—	$40,794
Dividends payable	$263,426	$82,756	$17,639
Issuance of common stock for compensation plan	$—	$120,000	$—
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,245,569	$592,483	$12,066

See notes to consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 and intends to provide investors the potential for income through investment in a diversified portfolio of real estate properties, focusing primarily on investments that produce current income. Paladin REIT owns interests in five income-producing properties as of December 31, 2007, consisting of 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is 100% leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000; Fieldstone Apartments, a 266-unit multifamily community property built in 2001; Pinehurst Apartment Homes, a 146-unit multifamily rental community built in two phases in 1986 and 1988; and Pheasant Run Apartments, a 160-unit multifamily rental community built in 1985. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005, as amended February 28, 2008 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors of Paladin REIT. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Offering”) was declared effective and Paladin REIT commenced its offering efforts. As of December 31, 2007 Paladin REIT had received proceeds of $25,870,381 for 2,595,523 shares.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of December 31, 2007 and 2006, Paladin Advisors held a 0.8% and 2.4% limited partnership interest, respectively, and Paladin REIT held a 99.2% and 97.6% general partnership interest, respectively, in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to continue to increase as Paladin REIT invests net proceeds from the Offering in Paladin OP. Paladin REIT had no operations prior to November 2, 2005.

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

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. The Company allocates the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, the Company allocates costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The Company depreciates the buildings and fixtures based on the expected useful life of the asset, which ranges from 32 to 45 years for the buildings and improvements and from five to seven years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from three to 24 months. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

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

As of December 31, 2007, Paladin OP held a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), a 65% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”), a 97.5% ownership interest in KC Pinehurst Associates, LLC (“KC Pinehurst”), a 97.5% ownership interest in KC Pheasant Associates, LLC (“KC Pheasant”) and a 74% ownership interest in PRIP 801, LLC as described in Note 3. Paladin REIT has determined that Paladin OP and its investees are not VIEs. Paladin REIT consolidates Paladin OP, Springhurst, Glenwood, KC Pinehurst and KC Pheasant, as it is the majority owner and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Deferred Loan Costs

Loan costs are capitalized and amortized using the effective interest method over the life of the related loan. The amortization is recorded as a component of interest expense.

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

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds. Restricted cash included $210,210 and $22,000 as of December 31, 2007 and 2006, respectively, for proceeds that were held in escrow. At December 31, 2007 and 2006, restricted cash also included $567,992 and $289,797 held in restricted accounts for tenant improvements, repairs, property taxes and insurance as required by lenders. At December 31, 2007 and 2006, restricted cash also included $550,000 and $0 held in a restricted account as collateral for a letter of credit as described in Note 3.

Income Taxes

Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate income tax rates. It may also be subject to certain state or local income taxes, or franchise taxes. No provision has been made for federal income taxes for the years ended December 31, 2007, 2006 and 2005 in the accompanying consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will be sustained. The Company adopted FIN 48 as required effective January 1, 2007. The adoption of FIN 48 did not have a material impact on its consolidated financial position, results of operations or cash flows. All of the Company’s tax years are subject to examination by tax jurisdictions.

In accordance with FIN 48, the Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded that there were no material FIN 48 uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the year ended December 31, 2007, 2006 and 2005.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3% limitation of the gross proceeds from the Offering pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in Note 6.

Expense Reimbursement

Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates, including reimbursement of personnel costs and overhead for which they do not otherwise receive a fee. The Company will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of the average invested assets of Paladin REIT or (2) 25% of the net income as described below of the Company (the “2%/25% Rule”), and Paladin Advisors must reimburse Paladin REIT quarterly for any amounts by which the operating expenses of Paladin REIT exceeds the 2%/25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”).

The average invested assets of the Company for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. The net income of the Company for any period is equal to the Company’s total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under generally accepted accounting principles (including the asset management fee), but excluding organization and offering expenses, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

Paladin Advisors must reimburse the excess expenses to the Company within 60 days after the end of each fiscal quarter unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, Paladin REIT will send its stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer receipt of any portion of the asset management fee or reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates.

Per Share Data

The Company presents both basic and diluted loss per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to independent directors totaling 4,000 and 8,000 shares for the years ended December 31, 2007 and 2006, respectively, but are excluded from the calculation as their effect would be antidilutive. At of December 31, 2005, the Company had not issued any potentially dilutive securities, Accordingly, no diluted earnings per share was computed in 2005.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of December 31, 2007 and 2006.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, other assets, dividends payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of December 31, 2007, the mortgage loans payable had an estimated fair value of approximately $44.1 million compared to the carrying value of $43.9 million. As of December 31, 2006, the mortgage loans payable had an estimated fair value of approximately $33.7 million compared to the carrying value of $32.9 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of December 31, 2007 and 2006. The fair value of the notes payable to affiliates approximates the carrying value.

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

The Company records compensation expense for restricted common stock as required by SFAS No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123(R)”). Compensation expense for common stock unvested at March 21, 2006 was based on the grant date fair value of the common shares calculated under SFAS No. 123(R) and will be recognized using the straightline attribution method, assuming no forfeitures. For the years ended December 31, 2007 and 2006, the Company recorded $40,000 and $43,178, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. Total unamortized compensation costs on nonvested shares on December 31, 2007 and 2006 is $36,822 and 76,822, respectively, and at December 31, 2007 the remaining weighted average period over which it is expected to be recognized is approximately one year.

As of December 31, 2007, 8,000 shares have vested. There are 4,000 shares unvested and there have been no forfeitures as of December 31, 2007. As of December 31, 2006 4,000 shares have vested. There were 8,000 shares unvested and there were no forfeitures as of December 31, 2006.

Reportable Segments

FASB SFAS No. 131, “Disclosures About Segments of Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which owns interests in real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of December 31, 2007, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company has adopted this SFAS No. 159 effective January 1, 2008 and has elected not to measure any of our current eligible financial asset or liabilities at fair value upon adoption. However, the Company does reserve the right to elect to measure future eligible financial assets of liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is effective for the periods beginning on or after December 15, 2008. Earlier application is prohibited and will be applied to business combinations occurring after the effective date. The Company is currently evaluating the impact of adopting SFAS No. 141R on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, which will require noncontrolling interests (currently referred to as minority interest) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attributed net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. . The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial position, results of operations or cash flows.

In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66. EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007.

3. Investments

Investments in Real Estate

On September 14, 2007, a wholly-owned subsidiary of Paladin OP, PRIP 500, LLC purchased a 97.5% interest in KC Pinehurst, a joint venture between PRIP 500, LLC, JTL Holdings, LLC and JTL Asset Management, Inc., which owns Pinehurst Apartment Homes. Pinehurst Apartment Homes is a 146-unit multifamily rental community built in two phases in 1986 and 1988. The apartment complex is located in Kansas City, Missouri. Paladin OP’s investment in KC Pinehurst was $2,411,000. KC Pinehurst acquired Pinehurst Apartment Homes for a total purchase price of $7.27 million including approximately $144,000 of closing costs.

On September 26, 2007, a wholly-owned subsidiary of Paladin OP, PRIP 1102, LLC purchased a 97.5% interest in KC Pheasant, a joint venture between PRIP 1102, LLC, JTL Holdings, LLC and JTL Asset Management, Inc., which owns Pheasant Run Apartments. Pheasant Run Apartments is a 160-unit multifamily rental community built in 1985. The apartment complex is located in Lee’s Summit, Missouri. Paladin OP’s investment in KC Pheasant was $2,642,000. KC Pheasant acquired Pheasant Run Apartments for a total purchase price of $8.96 million including approximately $710,000 of closing costs.

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

In connection with the Paladin OP’s acquisition of its interest in Springhurst, Paladin OP may be required to purchase additional ownership units in Springhurst from Buckingham Springhurst, LLC upon the occurrence of certain events after the first anniversary of the acquisition. If such events occur, Buckingham Springhurst, LLC would be able to put to Paladin OP up to an additional 20% ownership in Springhurst at a cost of $67,500 per 1% of ownership interest. As of December 31, 2007 Paladin OP has not been required to purchase additional interests in Springhurst by Buckingham Springhurst, LLC.

On December 1, 2006, a wholly owned subsidiary of Paladin OP, PRIP 10637, LLC, purchased a 65% interest in Glenwood, a joint venture between PRIP 10637, LLC and Shiloh Crossing Partners II, LLC which owns Fieldstone Apartments. Fieldstone Apartments is a 266-unit luxury multifamily rental community built in 2001. The apartment complex is located in a neighborhood of Cincinnati, Ohio.

In connection with the Paladin OP’s acquisition of its interest in Glenwood, Paladin OP may be required to purchase additional ownership units in Glenwood from Shiloh Crossing Partners II, LLC upon the occurrence of certain events after the first anniversary of the acquisition. If such events occur, Shiloh Crossing Partners II, LLC would be able to put to Paladin OP up to an additional 25% ownership in Glenwood at a cost of $62,500 per 1% of ownership interest. As of December 31, 2007 Paladin OP has not been required to purchase additional interests in Glenwood by Shiloh Crossing Partners II, LLC.

Also in connection with Paladin OP’s acquisition of its interest in Glenwood, a wholly owned subsidiary of Paladin OP, PRIP 10637, LLC entered into a Phase II Option Agreement (“Option Agreement”) with Glenwood Housing Partners II, LLC, an Indiana limited liability company (“Glenwood II”). Glenwood II owns a parcel of land adjacent to Fieldstone Apartments upon which it may construct 88 apartment units with an aggregate of 97,640 square feet of rentable space to be leased, managed and operated as Phase II of the Fieldstone Apartments. The Option Agreement grants PRIP 10637, LLC an ongoing option to purchase at least a 70% but not more than 90% beneficial ownership interest in Glenwood II or any affiliated entity that owns the parcel and developments thereon. PRIP 10637 may exercise the option at any time after the completion of development and stabilization of the project. If exercised, the purchase price for the option interest will be determined by a formula that utilizes market-rate variables as of that future date.

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

The Company consolidates KC Pinehurst, KC Pheasant, Springhurst and Glenwood.

The following table summarizes certain information related to the Company’s investments in real estate as of December 31, 2007:

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Total Costs
Property	Encumbrances	Land Acquired	Building & Improvements	Improvements	Land Acquired	Building & Improvements	Accumulated Depreciation	Year Built	Year Acquired
Champion Farms Apartments	$16,350,000	$2,335,545	$17,856,281	$42,776	$2,335,545	$17,899,057	$(629,474)	2000	2006
Fieldstone Apartments	16,500,000	1,446,033	18,548,780	18,706	1,446,033	18,567,486	(447,066)	2001	2006
Pinehurst Apartment Homes	4,779,125	1,230,000	5,865,966	—	1,230,000	5,865,966	(53,527)	1986	2007
Pheasant Run Apartments	6,250,000	1,120,000	7,393,945	—	1,120,000	7,393,945	(57,845)	1985	2007

Total	$43,879,125	$6,131,578	$49,664,972	$61,482	$6,131,578	$49,726,454	$(1,187,912)

The aggregate cost of the Company’s investments in real estate for federal income tax purposes is approximately $55.8 million (unaudited) as of December 31, 2007.

The following reconciles the historical cost of the Company’s investments in real estate from January 1 to December 31, 2007 and 2006:

	2007	2006
Balance, beginning of year	$40,200,333	$—
Acquisitions	15,609,911	40,186,639
Improvements	47,788	13,694

Balance, end of year	$55,858,032	$40,200,333

The following table reconciles accumulated depreciation related to the Company’s investments in real estate from January 1 to December 31, 2007 and 2006:

	2007	2006
Balance, beginning of year	$265,903	$—
Depreciation expense	922,009	265,903

Balance, end of year	$1,187,912	$265,903

Depreciation of investments in real estate reflected in the statements of operations is calculated over the estimated lives of the assets as follows:

Buildings and improvements	32 to 45 years

The following reconciles in-place leases from January 1 to December 31, 2007 and 2006:

	2007	2006
Balance, beginning of year	$532,707	$—
In-place lease additions	246,000	823,508
Amortization expense	(598,915)	(290,801)

Balance, end of year	$179,792	$532,707

The remaining balance of $179,792 of in-place leases will be fully amortized in 2008.

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

Condensed financial information of PRIP 801, LLC is summarized as follows:

Condensed Balance Sheets

December 31, 2007 and 2006

	2007	2006
ASSETS
Investment in real estate, net	$3,934,812	$4,015,668
Other assets, net	141,911	159,282

Total Assets	$4,076,723	$4,174,950

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000	$1,950,000
Other liabilities	38,116	28,348
Members’ equity	2,088,607	2,196,602

Total Liabilities and Members’ Equity	$4,076,723	$4,174,950

Company’s share of Members’ Equity*	$1,545,655	$1,625,571

Condensed Statements of Operations

For the years ended December 31, 2007 and 2006

	2007	2006	2005
Revenues and interest income	$338,791	$339,112	$56,390
Expenses	(221,786)	(233,823)	(35,532)

Net income	$117,005	$105,289	$20,858

Company’s share of net income*	$86,584	$77,914	$15,435

*	The difference in the Company’s share of Members’ Equity and the Company’s share of net income compared to the balance sheets and statements of operations is attributed to the depreciation expense of the acquisition costs incurred by the Company.

The mortgage loan requires payments of interest only at a fixed interest rate of 5.498% through November 1, 2010, the anticipated repayment date. If the mortgage loan is not repaid or refinanced as of the anticipated repayment date, interest will accrue at a rate per annum equal to the greater of (a) 8.498% and (b) the treasury rate plus three percentage points. Pursuant to the terms of a cash management agreement, the borrower was required to post a $550,000 letter of credit by December 1, 2007, or the lender would sweep and retain all cash flow from 801 Fiber Optic Drive. On, November 29, 2007 Paladin OP posted a $550,000 irrevocable standby letter of credit with Wachovia Bank, N.A. secured by $550,000 cash deposited in a certificate of deposit with Wachovia Bank, N.A. If the borrower does not pay off the loan on November 1, 2010, the lender can apply the letter of credit (or retained cash flow) and will continue to sweep all cash flow to repay the loan. In the event of a default under the loan documents, the cash management agreement further provides that the lender may sweep cash from all accounts maintained by the borrower with the lender (including rent accounts from the property). The estimated principal balance to be due at the anticipated repayment date is $1,950,000.

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

4. Mortgages and Notes Payable

Mortgages Payable

At December 31, 2007 and 2006, mortgage loans payable consisted of the following:

	2007	2006
Mortgage loan payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by the Champion Farms Apartments property (1)	$16,350,000	$16,350,000
Mortgage loan payable—interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,500,000	16,500,000
Mortgage loan payable—principal and amortization only at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,779,125	—
Mortgage loan payable—interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	—

Total mortgage loans payable	$43,879,125	$32,850,000

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007 (“New Guaranty”), but only upon the occurrence of certain events specified in the New Guaranty.
(3)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the Promissory Note will be due and payable.

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

Principal payments due on the mortgage loans payable as of December 31, 2007 are as follows:

2008	$67,429
2009	72,115
2010	76,303
2011	170,608
2012	272,792
Thereafter	43,219,878

Total	$43,879,125

Our charter provides that our independent directors must approve any borrowing in excess of 65% of our aggregate asset value and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report.

Notes Payable to Affiliate

The acquisition of the property interest in Champion Farms was partially funded through a note by and between Paladin Realty and Paladin REIT in the amount of $3,100,000 (the “Champion Farms Note”). The original maturity date of the Champion Farms Note was November 3, 2007 and the interest rate under the Champion Farms Note was LIBOR plus 2.5%. James R. Worms, Paladin REIT’s President, John A. Gerson, Paladin REIT’s Chief Financial Officer, and Michael B. Lenard, Paladin REIT’s Executive Vice President, Secretary and Counselor, personally guaranteed the Champion Farms Note. As of December 31, 2007, this note has been repaid in full.

The acquisition of the interest in Fieldstone Apartments was partially funded through two notes by and between Paladin Realty and Paladin REIT in the amounts of $1,100,000 and $2,000,000 respectively (the “Fieldstone Notes”). The original maturity date was the 180th days following execution of the $1,100,000 note and November 3, 2007 for the $2,000,000 note, and the interest rate under the Fieldstone Notes was LIBOR plus 2.5%. James R. Worms, Paladin REIT’s President, John A. Gerson, Paladin REIT’s Chief Financial Officer, and Michael B. Lenard, Paladin REIT’s Executive Vice President, Secretary and Counselor, personally guaranteed the Fieldstone Notes. As of December 31, 2007, both notes have been repaid in full.

5. Shareholders’ Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s charter, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common shares as the consideration paid for each such preferred share bears to the book value of each outstanding common share. As of December 31, 2007 and 2006, Paladin REIT had not issued any preferred shares.

Redemptions

As of December 31, 2007, three shareholders have redeemed 2,537 shares for $23,593 pursuant to the Company’s redemption program. These shares remain outstanding and will be held as treasury shares.

Dividends

The board of directors has declared dividends since December 2005 in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period. Dividends have been declared on a monthly basis to stockholders of record as the close of business each day during the applicable month and paid generally on the 15th day of the following month, unless the 15th day of the month is not a business day. Dividends to shareholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Dividends that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the shareholders’ basis in the common shares. All of our dividends declared and paid to date constitute a return of capital.

6. Related Party Transactions

Paladin Realty Securities, LLC (“Paladin Securities”), a wholly owned subsidiary of Paladin Advisors, began serving as the dealer manager for the Offering pursuant to a dealer manager agreement dated June 5, 2007, as amended by the amendment to the dealer manager agreement dated February 23, 2008 (the “Dealer Manager Agreement”). Pursuant to the terms of the Dealer Manager Agreement, Paladin REIT pays Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and 4.0% of the gross offering proceeds from the sale of shares of its common stock pursuant to its dividend reinvestment plan. Paladin REIT also pays Paladin Securities a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the year ended December 31, 2007, Paladin REIT incurred $667,153 in selling commissions and dealer manager fees to Paladin Securities.

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

Amounts due (from) to Affiliates

	December 31, 2007	December 31, 2006
General and administrative expenses due to affiliates (1)	$141,731	$126,004
Organization and offering costs due (from) to affiliates (2)	(1,068,147)	149,120
Acquisition fees due to affiliates (3)	—	578,498

Total due (from) to affiliates	$(926,416)	$853,622
Deferred general and administrative expenses due to affiliates (4)	$1,499,043	$1,292,517
Deferred organization and offering costs due to affiliates (4)	$4,354,293	$4,018,284

(1)	For the year ended December 31, 2007, the Company incurred $930,732 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company was able to recognize a total of $957,104 of general and administrative expenses in its consolidated statement of operations with the additional amount of $26,372 recorded as due to affiliate. During the year ended December 31, 2007, the Company paid Paladin Advisors $202,850 for asset management fees for 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes and Pheasant Run Apartments. Of the $202,850 of asset management fees, $61,475 related to prior years and was included in the $126,004 of due to affiliate as of December 31, 2006. Paladin Advisors has elected to defer (without interest) the net balance of $141,731 in general and administrative expenses due to affiliate.
(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offering. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offering. Following receipt of the minimum offering on December 2, 2005, such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offering. For the year ended December 31, 2007, the Company paid $1,752,037 of offering costs. Due to the application of the 3% limitation, the Company was only able to recognize $534,637 as a charge to stockholders’ equity with the additional amount of $1,217,400 recorded as due from affiliate. Paladin Advisors is required to reimburse the Company the balance of $1,068,147 within 60 days after the end of the Offering.
(3)	Paladin Advisors was entitled to acquisition and advisory fees related to 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartments and Pheasant Run Apartments. During the year ended December 31, 2007, the Company paid $856,433 of acquisition fees to Paladin Advisors for 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes and Pheasant Run Apartments.
(4)	Not reflected in the consolidated financial statements at December 31, 2007 and 2006.

7. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2007 and 2006:

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$1,186,408	$1,238,470	$1,329,419	$1,841,325
Equity in earnings of PRIP 801, LLC	$21,233	$20,986	$20,998	$20,679
Net income / (loss)	$(372,045)	$(361,766)	$(230,227)	$(360,430)
Income / (loss) per common share:
Basic	$(0.38)	$(0.24)	$(0.11)	$(0.15)
Diluted	$(0.38)	$(0.24)	$(0.11)	$(0.15)

	For the Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$2,103	$196,180	$566,176	$766,043
Equity in earnings of PRIP 801, LLC	$20,271	$21,031	$20,804	$13,120
Net income / (loss)	$10,726	$(120,990)	$(303,994)	$(238,510)
Income / (loss) per common share:
Basic	$0.04	$(0.33)	$(0.60)	$(0.34)
Diluted	$0.04	$(0.33)	$(0.60)	$(0.34)

8. Subsequent Events

The Retreat of Shawnee

On January 14, 2008, the Company acquired an interest in an additional property, the Retreat of Shawnee, or the Retreat Apartments. The Retreat Apartments is located at 11128 West 76th Terrace in Shawnee, Kansas. The Company’s interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Retreat Associates, LLC (“KC Retreat”). JTL Holdings, LLC and JTL Asset Management, Inc. own the remaining 2.5% interest in KC Retreat. The Retreat Apartments is a 342-unit rental apartment community consisting of 10 three-story garden-style apartment and an attached clubhouse located on 16.43 acres. The property was developed in 1984 and renovated between 2004 and 2005. The property has an aggregate of 230,400 square feet of rentable area and an average unit size of 674 square feet. Paladin OP’s investment in KC Retreat was $2,850,000. KC Retreat acquired the Retreat Apartments for a total purchase price of $15,900,000.

In connection with the closing of the Retreat Apartments acquisition, KC Retreat entered into a mortgage loan with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to obtain a loan in the amount of approximately $13,600,000 as evidenced by a Multifamily Note dated January 11, 2008, in favor of NorthMarq Capital, Inc. The loan bears interest at a fixed rate of 5.58% through February 1, 2018. Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The outstanding balance on the loan at the time of maturity will be approximately $12,650,000. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) 1.0% of the outstanding balance or (2) an amount calculated pursuant to a standard formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events. As a condition to the loan, KC Retreat is further required to fund an escrow account with approximately $430,000 for the payment of approximately $343,000 to make certain repairs and improvements to the Retreat Apartments pursuant to a Repair Escrow Agreement dated January 11, 2008.

Bylaw Amendments

On March 25, 2008, the Company amended its bylaws to include a provision that requires its board of directors, in applying and calculating the 65% leverage limitation, to further ensure that the maximum amount of its aggregate borrowings, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, do not exceed 300% of the our net assets. The provision further mandates that any excess in borrowing over such 300% leverage limitation shall be approved by a majority of the Company’s independent directors and disclosed to shareholders in the next quarterly report, along with a justification for such excess.