Form 10-Q
period 2008-03-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2008-05-15
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of April 25, 2008, there were 3,048,479 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☐

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page

PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (unaudited)	2

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2008 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	31

PART II OTHER INFORMATION		32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	33

Item 6.	Exhibits	34

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS
Real Estate:
Building and improvements	$63,863,369	$49,726,454
Land	7,991,578	6,131,578
Furniture, fixtures and equipment	1,557,698	1,136,256
In-place leases	1,069,508	1,069,508

	74,482,153	58,063,796
Less: Accumulated depreciation and amortization	(2,874,457)	(2,300,170)

Total real estate, net	71,607,696	55,763,626
Investment in real estate joint venture	1,661,592	1,666,265
Cash and cash equivalents	5,352,568	4,230,937
Restricted cash	1,914,571	1,328,202
Prepaid insurance and other assets, net	1,047,677	947,961
Due from affiliates	—	926,416

TOTAL ASSETS	$81,584,104	$64,863,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages payable	$57,462,260	$43,879,125
Due to affiliates	390,841	—
Unaccepted subscriptions for common shares	207,503	210,210
Accrued expenses and other liabilities	1,267,673	907,333
Dividends payable	291,952	263,426

Total liabilities	59,620,229	45,260,094

Minority interest	207,468	256,902

Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 2,971,439 shares and 2,608,023 shares issued, respectively	29,714	26,080
Additional paid-in-capital	26,063,684	22,863,824
Treasury shares, at cost - 2,537 shares and 2,537 shares, respectively	(23,593)	(23,593)
Accumulated deficit and dividends	(4,313,398)	(3,519,900)

Total shareholders’ equity	21,756,407	19,346,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,584,104	$64,863,407

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues
Rental income	$2,077,885	$1,092,540
Other income	192,662	88,872
Interest income	23,590	4,996

Total Revenues	2,294,137	1,186,408

Expenses
Property operating expenses	783,977	355,480
Real property taxes	163,466	98,651
General and administrative expenses	350,158	188,537
Interest expense, including amortization of deferred loan costs	846,100	574,262
Depreciation and amortization expense	574,287	441,984

Total Expenses	2,717,988	1,658,914

Loss before equity in earnings and minority interest	(423,851)	(472,506)
Equity in earnings from real estate joint venture	21,227	21,233
Minority interest	34,323	79,228

Net loss	$(368,301)	$(372,045)

Net loss per common share
Basic	$(0.13)	$(0.38)

Diluted	$(0.13)	(0.38)

Weighted average number of common shares outstanding
Basic	2,759,459	986,337

Diluted	2,759,459	986,337

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2008

(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Deficit and Dividends	Total Shareholders’ Equity
	Common shares	Amount	Treasury shares	Amount
	2,608,023	$26,080	2,537	$(23,593)	$22,863,824	$(3,519,900)	$19,346,411

Issuance of common shares	338,978	3,390	—	—	3,382,149	—	3,385,539
Selling commissions and dealer manager fees	—	—	—	—	(326,563)	—	(326,563)
Offering costs	—	—	—	—	(109,178)	—	(109,178)
Share-based compensation expense	—	—	—	—	9,945	—	9,945
Dividends declared	—	—	—	—	—	(425,197)	(425,197)
Shares issued pursuant to Dividend Reinvestment Plan	24,438	244	—	—	243,507	—	243,751
Net loss	—	—	—	—	—	(368,301)	(368,301)

	2,971,439	$29,714	2,537	$(23,593)	$26,063,684	$(4,313,398)	$21,756,407

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(368,301)	$(372,045)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Equity in earnings from joint venture	(21,227)	(21,233)
Distributions of income from real estate joint venture	21,227	—
Depreciation and amortization expense	574,287	441,984
Amortization of deferred loan costs	14,320	23,859
Amortization of deferred compensation	9,945	9,862
Minority interest	(34,323)	(79,228)
Changes in operating assets and liabilities:
Increase in restricted cash	(185,401)	(18,836)
(Increase) decrease in prepaid insurance and other assets	34,898	(119,572)
Increase in due to affiliates	288,032	40,564
Increase (decrease) in accrued expenses and other liabilities	122,568	(146,703)

Net cash provided by / (used in) operating activities	456,025	(241,348)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions/expenditures for real estate and improvements	(16,338,543)	(35,491)
Increase in restricted cash	(245,717)	—
Decrease in due to affliates	—	(357,456)
Distributions of capital from real estate joint venture	4,673	—

Net cash used in investing activities	(16,579,587)	(392,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	13,600,000	—
Payments on mortgages payable	(16,865)	—
Payments on notes payable to affiliate	—	(2,650,000)
Deferred loan costs	(92,076)	—
Increase in restricted cash	2,707	(877,471)
Proceeds from issuance of common shares	3,385,539	3,854,757
(Decrease) increase in unaccepted subscriptions for common stock	(2,707)	877,471
Selling commissions and dealer manager fees	(326,563)	(367,920)
Offering costs	(109,178)	(102,517)
Decrease in due from affliates	1,029,225	—
Dividends paid	(152,922)	(43,087)
Distributions to minority interest	(71,967)	—

Net cash provided by financing activities	17,245,193	691,233

Net increase in cash and cash equivalents	1,121,631	56,938
Cash and cash equivalents - beginning of period	4,230,937	976,231

Cash and cash equivalents - end of period	$5,352,568	$1,033,169

Supplemental disclosure of non-cash investing and financing activities
Dividends payable	$291,952	$117,097
Common stockholder distributions reinvested in accordance with Dividend Reinvestment Plan	$243,751	$87,774
Accrued expenses for real estate improvements	$237,772	$—
Offering costs due to affiliate	$—	$17,838
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$766,513	$367,255

See notes to consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008 and 2007 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 and intends to provide investors the potential for income through investment in a diversified portfolio of real estate properties, focusing primarily on investments that produce current income. Paladin REIT owns interests in six income-producing properties as of March 31, 2008, consisting of 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is 100% leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000; Fieldstone Apartments, a 266-unit multifamily community property built in 2001; Pinehurst Apartment Homes, a 146-unit multifamily rental community built in two phases in 1986 and 1988; Pheasant Run Apartments, a 160-unit multifamily rental community built in 1985; and Retreat Apartments, a 342-unit multifamily rental community built in 1984. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005, as amended February 28, 2008 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors of Paladin REIT. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Offering”) was declared effective and Paladin REIT commenced its offering efforts. As of March 31, 2008 Paladin REIT had received proceeds of $29,499,674 for 2,958,939 shares.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of March 31, 2008 and December 31, 2007, Paladin Advisors held a 0.7% and 0.8% limited partnership interest, respectively, and Paladin REIT held a 99.3% and 99.2% general partnership interest, respectively, in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to continue to increase as Paladin REIT invests net proceeds from the Offering in Paladin OP. Paladin REIT had no operations prior to November 2, 2005.

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

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. The Company allocates the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, the Company allocates costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The Company depreciates the buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the buildings and improvements and from five to seven years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from three to 24 months. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

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

Investments

The Company follows the provisions of FIN 46R and the Company is required to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the Company determines that the joint venture is a VIE and that the Company is the “primary beneficiary” as defined in FIN 46R, it will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which the Company is not the primary beneficiary, the Company considers other relevant accounting literature including Accounting Principles Board Opinion 18— “The Equity Method of Accounting for Investments in Common Stock,” Statement of Position (“SOP”) 78-9— “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force Issue (“EITF”) 04-5 to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, the Company determines whether it should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not the Company exercises control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of the Company’s partners. To the extent that the Company is deemed to control these entities, these entities will be consolidated.

As of March 31, 2008, Paladin OP held a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), a 65% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”), a 97.5% ownership interest in KC Pinehurst Associates, LLC (“KC Pinehurst”), a 97.5% ownership interest in KC Pheasant Associates, LLC (“KC Pheasant”), a 97.5% interest in KC Retreat Associates, LLC (“KC Retreat”) and a 74% ownership interest in PRIP 801, LLC as described in Note 3. Paladin REIT has determined that Paladin OP and its investees are not VIEs. Paladin REIT consolidates Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant and KC Retreat, as it is the majority owner and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

March 31, 2008 and 2007 (unaudited)

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

Accounts Receivable

Accounts receivable is included in other assets in our consolidated balance sheets. Bad debts are recorded under the specific identification method, whereby, uncollectible receivables are directly written off when identified.

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

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds. Restricted cash included $207,503 and $210,210 as of March 31, 2008 and December 31, 2007, respectively, for proceeds that were held in escrow. At March 31, 2008 and December 31, 2007, restricted cash also included $1,157,068 and $567,992 held in restricted accounts for tenant improvements, repairs, property taxes and insurance as required by lenders. At March 31, 2008 and December 31, 2007, restricted cash also included $550,000 held in a restricted account as collateral for a letter of credit as described in Note 3.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income and property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the three months ended March 31, 2008 and 2007 in the accompanying consolidated financial statements.

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

March 31, 2008 and 2007 (unaudited)

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

In accordance with FIN 48, the Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded that there were no material FIN 48 uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three months ended March 31, 2008 and 2007.

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

The average invested assets of the Company for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. The net income of the Company for any period is equal to the Company’s total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under U.S. generally accepted accounting principles (including the asset management fee), but excluding organization and offering expenses, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

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

Per Share Data

The Company presents both basic and diluted loss per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to independent directors totaling 4,000 and 8,000 shares for the three months ended March 31, 2008 and 2007, respectively, but are excluded from the calculation as their effect would be antidilutive.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008 and 2007 (unaudited)

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of March 31, 2008 and December 31, 2007.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, other assets, dividends payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of March 31, 2008, the mortgage loans payable had an estimated fair value of approximately $58.3 million compared to the carrying value of $57.5 million. As of December 31, 2007, the mortgage loans payable had an estimated fair value of approximately $44.1 million compared to the carrying value of $43.9 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of March 31, 2008 and December 31, 2007.

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

The Company records compensation expense for restricted common stock as required by SFAS No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123(R)”). Compensation expense for common stock unvested at March 21, 2006 was based on the grant date fair value of the common shares calculated under SFAS No. 123(R) and will be recognized using the straightline attribution method, assuming no forfeitures. For the three months ended March 31, 2008 and 2007, the Company recorded $9,945 and $9,862, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. Total unamortized compensation costs on nonvested shares on March 31, 2008 and December 31, 2007 is $26,877 and $36,822, respectively, and at March 31, 2008 the remaining weighted average period over which it is expected to be recognized is approximately eight months.

As of March 31, 2008, 8,000 shares have vested. There are 4,000 shares unvested and there have been no forfeitures as of March 31, 2008. As of December 31, 2007 8,000 shares have vested. There were 4,000 shares unvested and there were no forfeitures as of December 31, 2007.

Reportable Segments

FASB SFAS No. 131, “Disclosures About Segments of Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which owns interests in real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of March 31, 2008, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008 and 2007 (unaudited)

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company has adopted this SFAS No. 159 effective January 1, 2008 and has elected not to measure any of our current eligible financial asset or liabilities at fair value upon adoption. However, the Company does reserve the right to elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is effective for the periods beginning on or after December 15, 2008. Earlier application is prohibited and will be applied to business combinations occurring after the effective date. The Company is currently evaluating the impact of adopting SFAS No. 141R on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, which will require noncontrolling interests (currently referred to as minority interest) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attributed net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66. EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-6 to have a material impact on its consolidated financial position, results of operations and cash flows.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008 and 2007 (unaudited)

3. Investments

Investments in Real Estate

On January 11, 2008, a wholly-owned subsidiary of Paladin OP, PRIP 11128, LLC purchased a 97.5% interest in KC Retreat, a joint venture between PRIP 11128, LLC, JTL Holdings, LLC and JTL Asset Management, Inc., which owns Retreat Apartment. Retreat Apartment is a 342-unit multifamily rental community built in 1984. The apartment complex is located in Shawnee, Missouri. The total purchase price of Retreat Apartments was $15.9 million, plus closing costs of $200,000 and approximately $350,000 for capital expenditures. KC Retreat secured a mortgage loan of $13.6 million to finance the acquisition. Paladin OP’s investment in KC Retreat was $2,850,000. The Company also accrued an acquisition fee payable to Paladin Advisors of $156,750 in connection with the acquisition of Retreat Apartments.

The operating agreement for KC Retreat provides that the Company will receive priority in distributions of operating cash flow until it has received at least 12.0% on its invested equity, after which its co-venture partners will receive distributions until they have reached the same 12.0% on their invested equity. Thereafter, operating cash flow will be distributed 50% to the Company and 50% to its co-venture partners. The operating agreement for KC Retreat also provides for priority distributions of sale proceeds, if any. First, the Company will receive a priority distribution equal to a return of its invested capital plus an amount that when added to all distributions of cash flow made to the Company during the life of its investment, is sufficient to generate a 12.0% internal rate of return on its invested capital. Second, the Company’s co-venture partners will receive distributions that when added to all distributions of cash flow made to its co-venture partners during the life of their investment, is sufficient to generate a 12.0% internal rate of return on their invested capital. Third, any further sale proceeds will be distributed 50% to the Company and 50% to its co-venture partners. In addition, the Company has the right and option to purchase, after January 11, 2009, its co-venture partners’ interest in KC Retreat for a purchase price set forth in the operating agreement.

In addition, Paladin OP holds a 70% ownership interest in Springhurst, which owns Champion Farms Apartments. Champion Farms Apartments is a 264-unit luxury multifamily rental community built in 2000. Paladin OP also holds a 65% ownership interest in Glenwood, which owns Fieldstone Apartments. Fieldstone Apartments is a 266-unit luxury multifamily rental community built in 2001. Paladin OP also holds a 97.5% ownership interest in KC Pinehurst, which owns Pinehurst Apartment Homes a 146-unit multifamily rental community built in two phases in 1986 and 1988. Also, Paladin OP holds a 97.5% ownership interest in KC Pheasant, which owns Run Apartments a 160-unit multifamily rental community built in 1985.

In connection with Paladin OP’s acquisition of its interest in Springhurst, Paladin OP may be required to purchase additional ownership units in Springhurst from Buckingham Springhurst, LLC upon the occurrence of certain events after the first anniversary of the acquisition. If such events occur, Buckingham Springhurst, LLC would be able to put to Paladin OP up to an additional 20% ownership in Springhurst at a cost of $67,500 per 1% of ownership interest. As of March 31, 2008, Paladin OP has not been required to purchase additional interests in Springhurst by Buckingham Springhurst, LLC.

In connection with Paladin OP’s acquisition of its interest in Glenwood, Paladin OP may be required to purchase additional ownership units in Glenwood from Shiloh Crossing Partners II, LLC upon the occurrence of certain events after the first anniversary of the acquisition. If such events occur, Shiloh Crossing Partners II, LLC would be able to put to Paladin OP up to an additional 25% ownership in Glenwood at a cost of $62,500 per 1% of ownership interest. As of March 31, 2008, Paladin OP has not been required to purchase additional interests in Glenwood by Shiloh Crossing Partners II, LLC.

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

March 31, 2008 and 2007 (unaudited)

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

The Company consolidates KC Retreat, KC Pinehurst, KC Pheasant, Springhurst and Glenwood.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008 and 2007 (unaudited)

Condensed financial information of PRIP 801, LLC is summarized as follows:

Condensed Balance Sheets

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Investment in real estate, net	$3,914,598	$3,934,812
Other assets, net	146,782	141,911

Total Assets	$4,061,380	$4,076,723

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000	$1,950,000
Other liabilities	28,180	38,116
Members’ equity	2,083,200	2,088,607

Total Liabilities and Members’ Equity	$4,061,380	$4,076,723

Company’s share of Members’ Equity*	$1,541,654	$1,545,655

Condensed Statements of Operations

For the three months ended March 31, 2008 and 2007

	March 31, 2008	March 31, 2007
Revenues and interest income	$84,601	$84,647
Expenses	(55,008)	(55,046)

Net income	$29,593	$29,601

Company’s share of net income*	$21,899	$21,905

*	The difference in the Company’s share of Members’ Equity and the Company’s share of net income compared to the balance sheets and statements of operations is attributed to the depreciation expense of the acquisition costs incurred by the Company.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008 and 2007 (unaudited)

In general, the mortgage loan may not be prepaid until January 31, 2008 and as of March 31, 2008 has not been prepaid. In general, no sale, encumbrance or other transfer of an interest in the property is permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO, LLC has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, Paladin Realty has agreed to fully indemnify Mr. Gilbert against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property. In addition PRIP 801, LLC has entered into an environmental and hazardous substance indemnification agreement.

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

4. Mortgages Payable

Mortgages Payable

Mortgage loans payable consisted of the following:

	March 31, 2008	December 31, 2007
Mortgage loan payable — interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by the Champion Farms Apartments property (1)	$16,350,000	$16,350,000
Mortgage loan payable — interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,500,000	16,500,000
Mortgage loan payable — principal and amortization only at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,762,260	4,779,125
Mortgage loan payable — interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000
Mortgage loan payable — interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	—

Total mortgage loans payable	$57,462,260	$43,879,125

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.

(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007 (“New Guaranty”), but only upon the occurrence of certain events specified in the New Guaranty.

(3)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the Promissory Note will be due and payable.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008 and 2007 (unaudited)

(4)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.

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

Our charter provides that our independent directors must approve any borrowing in excess of 65% of our aggregate asset value and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. On March 25, 2008, we amended our bylaws to include a provision that requires our board of directors, in applying and calculating the 65% leverage limitation, to further ensure that the maximum amount of our aggregate borrowings, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, does not exceed 300% of our net assets. The provision further mandates that any excess in borrowing over such 300% leverage limitation shall be approved by a majority of our independent directors and disclosed to shareholders in our next quarterly report, along with a justification for such excess.

5. Shareholders’ Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s charter, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common shares as the consideration paid for each such preferred share bears to the book value of each outstanding common share. As of March 31, 2008 and December 31, 2007, Paladin REIT had not issued any preferred shares.

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

6. Related Party Transactions

Paladin Realty Securities, LLC (“Paladin Securities”), a wholly owned subsidiary of Paladin Advisors, began serving as the dealer manager for the Offering pursuant to a dealer manager agreement dated June 5, 2007, as amended by the amendment to the dealer manager agreement dated February 23, 2008 (the “Dealer Manager Agreement”). Pursuant to the terms of the Dealer Manager Agreement, Paladin REIT pays Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and 4.0% of the gross offering proceeds from the sale of shares of its common stock pursuant to its dividend reinvestment plan. Paladin REIT also pays Paladin Securities a dealer manager fee of up to

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008 and 2007 (unaudited)

2.5% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the three months ended March 31, 2008, Paladin REIT incurred $326,563 in selling commissions and dealer manager fees to Paladin Securities. For the year ended December 31, 2007, Paladin REIT incurred $667,153 in selling commissions and dealer manager fees to Paladin Securities.

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

Amounts due (from) to Affiliates

	March 31, 2008	December 31, 2007
General and administrative expenses due to affiliates (1)	$429,763	$141,731
Organization and offering costs due (from) to affiliates (2)	(38,922)	(1,068,147
Acquisition fees due to affiliates (3)	—	—

Total due (from) to affiliates	$390,841	$(926,416)
Deferred general and administrative expenses due to affiliates (4)	$1,861,189	$1,499,043
Deferred organization and offering costs due to affiliates (4)	$5,677,310	$4,354,293

(1)	During the three months ended March 31, 2008, the Company incurred $62,126 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company was able to recognize a total of $350,158 of general and administrative expenses in its consolidated statement of operations with the additional amount of $288,032 recorded as due to affiliate. During the three months ended March 31, 2008 the Company paid Paladin Advisors $52,413 for asset management fees for 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments and Retreat Apartments. Paladin Advisors has elected to defer (without interest) the net balance of $429,763 in general and administrative expenses due to affiliate.

(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offering, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offering. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offering and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offering. Following receipt of the minimum offering on December 2, 2005, such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offering. For the three months ended March 31, 2008, the Company paid $306,138 of offering costs. Due to the application of the 3% limitation, the Company was only able to recognize $109,178 as a charge to shareholders’ equity with the additional amount of $196,960 recorded as due from affiliate. On March 28, 2008 Paladin Advisors reimbursed the Company $1,226,186. Paladin Advisors is required to reimburse the balance of $38,922 within 60 days after the end of the Offering.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008 and 2007 (unaudited)

(3)	Paladin Advisors was entitled to acquisition and advisory fees related to 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartments, Pheasant Run Apartments and Retreat Apartments. During the three months ended March 31, 2008, the Company paid $156,750 of acquisition fees to Paladin Advisors for Retreat Apartments.

(4)	Not reflected in the consolidated financial statements at March 31, 2008 and December 31, 2007.

7. Subsequent Events

Hilltop Apartments

On April 7, 2008, the Company acquired an interest in an additional property, Hilltop Apartments. The Hilltop Apartments is located at 8601 Newton Avenue in Kansas City, Missouri. The Company’s interest in this property consists of a 49% membership interest in the entity that owns the property, Park Hill Partners I, LLC (“Park Hill”). JTL Properties, LLC owns the remaining 51% interest in Park Hill. The Hilltop Apartments is a 124-unit rental apartment community and was built in 1986. The property has an aggregate of 78,720 square feet of rentable area and an average unit size of 635 square feet. Paladin OP’s investment in Park Hill was $1,050,000.

Redemptions

Since March 31, 2008, four shareholders have redeemed 6,111 shares for $56,828.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•

the factors referenced in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the period ended March 31, 2008;

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand our operations and our present business environment. The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 1 of Part I of this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors, including those factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in Item 1A of this Quarterly Report on Form 10-Q for the period ended March 31, 2008 and other factors presented throughout this report.

We are a Maryland corporation formed on October 31, 2003 that intends to invest in a diversified portfolio of real estate properties, focusing primarily on properties that produce current income. As of March 31, 2008, we owned interests in six income-producing properties:

•	801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation;

•	Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000;

•	Fieldstone Apartments, a 266-unit multifamily community property built in 2001;

•	Pinehurst Apartment Homes, a 146-unit recently renovated multifamily community built in two phases in 1986 and 1988;

•	Pheasant Run Apartments, a 160-unit multifamily community built in 1985 and renovated in 2003 and 2004; and

•	The Retreat of Shawnee, a 342-unit multifamily community built in 1984 and renovated in 2004 and 2005.

On April 7, 2008, we completed the acquisition of our interest in our seventh property, Hilltop Village Apartments, a 124-unit multifamily community built in 1986.

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

In our prospectus dated April 6, 2007, as subsequently supplemented and amended, we disclosed that our Offering would expire on or before February 23, 2008, which is the three-year anniversary of the commencement of that offering. However, we have determined to extend our Offering beyond February 23, 2008, as permitted pursuant to the Securities and Exchange Commission’s Rule 415, as promulgated under the Securities Act of 1933, as amended. Specifically, we are extending the term of our Offering until the earlier to occur of: (i) the date upon which our new registration statement on Form S-11, originally filed on October 23, 2007, and subsequently amended, becomes effective, and (ii) August 21, 2008, which is the date that is 180 days after February 23, 2008.

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

Recent Acquisitions

Retreat of Shawnee

On January 11, 2008, KC Retreat Associates, LLC, a joint venture in which we own a 97.5% interest, which we refer to as KC Retreat, entered into an agreement with an unaffiliated third party, The Retreat, LLC, to purchase the Retreat of Shawnee located at 11128 West 76th Terrace in Shawnee, Kansas, or the Retreat Apartments. JTL Holdings, LLC and JTL Asset Management, Inc., both affiliates of JTL Properties, a Kansas City-based real estate investment and management company, own the remaining 2.5% interest in KC Retreat. JTL Properties is unaffiliated with us and our affiliates, except that affiliates of JTL Properties participate in other joint ventures with us relating to Pheasant Run Apartments, Pinehurst Apartment Homes and Hilltop Apartments.

On January 14, 2008, KC Retreat acquired the Retreat Apartments for a total purchase price of $15.9 million. The total acquisition cost for our interest in KC Retreat was approximately $2.85 million, including approximately $350,000 for capital expenditures and $200,000 in closing costs. We accrued an acquisition fee payable to Paladin Advisors pursuant to the terms of the advisory agreement of $156,750 in connection with our investment in KC Retreat. We will also pay Paladin Advisors an annual asset management fee of $34,200 pursuant to the terms of the advisory agreement.

In connection with the acquisition of the Retreat Apartments, KC Retreat entered into a mortgage loan with the Federal Home Loan Mortgage Corporation, or Freddie Mac, to obtain a loan in the amount of $13,600,000 as evidenced by a Multifamily Note dated January 11, 2008, in favor of NorthMarq Capital, Inc. The loan bears interest at a fixed rate of 5.58% through February 1, 2018. Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The outstanding balance on the loan at the time of maturity will be approximately $12,650,000. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) 1.0% of the outstanding balance or (2) an amount calculated pursuant to a standard formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events. As a condition to the loan, KC Retreat was required to fund an escrow account with approximately $430,000 for the payment of approximately $343,000 to make specified repairs and improvements to the Retreat Apartments pursuant to a Repair Escrow Agreement dated January 11, 2008, or the Repair Escrow Agreement.

On January 11, 2008, our subsidiary, PRIP 11128, LLC, a Delaware limited liability company, entered into an operating agreement with JTL Holdings, LLC and JTL Asset Management, Inc., affiliates of JTL Properties, for KC Retreat. The operating agreement provides that we will receive priority in distributions of operating cash flow until we have received at least 12.0% on our invested equity, after which our co-venture partners will receive distributions until they have reached the same 12.0% on their invested equity. Thereafter, operating cash flow will be distributed 50% to us and 50% to our co-venture partners.

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

Hilltop Village Apartments

On April 7, 2008, our subsidiary, PRIP 6700, LLC, a Delaware limited liability company, or PRIP 6700, entered into a contribution agreement with JTL Properties, LLC, a Missouri limited liability company, and Park Hill Partners I, LLC, a Missouri limited liability company, which we refer to as Park Hill Partners, whereby PRIP 6700 acquired a 49.0% interest in Park Hill Partners. Park Hill Partners owns the Hilltop Village Apartments located at 8601 Newton Avenue, Kansas City, Missouri, which we refer to as the Hilltop Apartments. JTL Properties, a Kansas City-based real estate investment and management company, owns the remaining 51.0% interest in Park Hill Partners. JTL Properties is unaffiliated with us and our affiliates, except that affiliates of JTL Properties participate in other joint ventures with us relating to Pheasant Run Apartments, Pinehurst Apartment Homes and the Retreat Apartments.

The total acquisition cost for PRIP 6700’s interest in Park Hill Partners was $1,050,000, including approximately $50,000 for capital expenditures reserve and $50,000 for closing costs and working capital. The total value of Hilltop Apartments is approximately $5,200,000, plus transaction costs, which includes the existing mortgage in the amount of $4,250,000.

In connection with the acquisition of our interest in Park Hill Partners, our investment is subject to the existing mortgage loan with NorthMarq Capital, Inc. in an amount of $4,250,000. The mortgage loan provides for a fixed rate of 5.81% through December 1, 2017. The outstanding balance on the loan at the time of maturity will be approximately $3,965,000. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) 1.0% of the outstanding balance or (2) an amount calculated pursuant to a standard formula based on the remaining life of the loan and then-current interest rates. The mortgage loan is secured by a mortgage on the property. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.

On April 7, 2008, PRIP 6700 entered into an amended and restated operating agreement with JTL Properties for Park Hill Partners. The amended and restated operating agreement provides that we will receive priority in distributions of operating cash flow until we have received at least 12.0% on our invested equity, after which our co-venture partner will receive distributions until it has reached the same 12.0% on its invested equity. Thereafter, operating cash flow will be distributed 49.0% to us and 51.0% to our co-venture partner.

The amended and restated operating agreement also provides for priority distributions of sale proceeds, if any. First, we will receive a priority distribution equal to a return of our invested capital plus an amount that when added to all distributions of cash flow made to us during the life of our investment, is sufficient to generate a 12.0% internal rate of return on our invested capital. Second, our co-venture partner will receive distributions that when added to all distributions of cash flow made to our co-venture partner during the life of its investment, is sufficient to generate a 12.0% internal rate of return on its invested capital. Third, any further sale proceeds will be distributed 49.0% to us and 51.0% to our co-venture partner.

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

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we allocate costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the building and improvements and from five to seven years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from three to 24 months. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Expenditures for repairs and maintenance are expensed as incurred.

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

Investments

The Company follows the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2004), “Consolidation of Variable Interest Entities,” or FIN 46R, and the Company is required to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If we determine that the joint venture is a “variable interest entity” (“VIE”) and that we are the “primary beneficiary” as defined in FIN 46R, we will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE or in which we are not the primary beneficiary, we consider other relevant accounting literature including Accounting Principles Board Opinion 18—”The Equity Method of Accounting for Investments in Common Stock,” Statement of Position (“SOP”) 78-9—”Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force Issue (“EITF”) 04-5 to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, we determine whether we should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities will be consolidated.

As of March 31, 2008, we held a 99.3% ownership interest in Paladin OP and Paladin OP holds a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), a 65% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”) , a 97.5% ownership interest in KC Pinehurst Associates, LLC (“KC Pinehurst”), a 97.5% ownership interest in KC Pheasant Associates, LLC (“KC Pheasant”), a 97.5% ownership interest in KC Retreat Associates, LLC (“KC Retreat”) and a 74% ownership interest in PRIP 801, LLC, as described in Note 3 to the consolidated financial statements. We have determined that Paladin OP and its investees are not VIEs. We consolidate Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant and KC Retreat, as we are the majority owner and exercise control over all significant decisions. We account for our investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Accounts Receivable

Accounts receivable is included in other assets in our consolidated balance sheets. Bad debts are recorded under the specific identification method, whereby, uncollectible receivables are directly written off when identified.

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

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income and property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the three months ended March 31, 2008 and 2007 in the accompanying consolidated financial statements.

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

In accordance with FIN 48, the Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded that there were no material FIN 48 uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three months ended March 31, 2008 and 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited and will be applied to business combinations occurring after the effective date. The Company is currently evaluating the impact of adopting SFAS No. 141R on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”, which will require noncontrolling interests (currently referred to as minority interest) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attributed net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66. EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-6 to have a material impact on its consolidated financial position, results of operations and cash flows.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Rental income for the quarter ended March 31, 2008 was $2,077,885 compared to $1,092,540 for the quarter ended March 31, 2007. Our rental income has increased due to our acquisitions of Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007 and Retreat Apartments in January 2008. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our investments in real estate acquired in 2007 and 2008 and future acquisitions of real estate investments.

Other income for the quarter ended March 31, 2008 was $192,662 compared to $88,872 for the quarter ended March 31, 2007. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for the quarter ended March 31, 2008 is attributable to our acquisitions in 2007 and 2008.

Property operating expenses for the quarter ended March 31, 2008 were $783,977 compared to $355,480 for the quarter ended March 31, 2007. The increase in property operating expenses related primarily to expenses incurred for Pinehurst Apartment Homes, Pheasant Run Apartments and Retreat Apartments. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our acquisitions in 2007 and 2008 and future acquisitions of real estate investments.

Real estate taxes were $163,466 for the quarter ended March 31, 2008 compared to $98,651 for the quarter ended March 31, 2007. The increase in real estate taxes in 2008 is a result of our acquisitions in 2007 and 2008.

General and administrative expenses were $350,158 for the quarter ended March 31, 2008 compared to $188,537 for the quarter ended March 31, 2007. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions and Agreements,” increased during the quarter ended March 31, 2008 due to the fact that our average invested assets increased as a result of our acquisitions in 2007 and 2008. We expect this trend to continue as we acquire additional real estate investments.

Interest expense, including amortization of deferred financing costs, was $846,100 for the quarter ended March 31, 2008 and $574,262 for the quarter ended March 31, 2007. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred in connection with our acquisition of Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007and Retreat Apartments in 2008 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $574,287 for the quarter ended March 31, 2008 compared to $441,984 for the quarter ended March 31, 2007. The increase in depreciation and amortization expense is a result of our acquisitions in 2007 and 2008.

Loss allocated to minority interest decreased from $79,228 for the three months ended March 31, 2007 to $34,323 for the three months ended March 31, 2008 due mainly to the allocation of losses to the provisions of each projects operating agreement.

Net loss decreased from $372,045 for the three months ended March 31, 2007 to $368,301 for the three months ended March 31, 2008 primarily due to the net impact of items discussed above.

Related Party Transactions and Agreements

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the Dealer Manager Agreement, we pay Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of our common stock in our Offering and 4.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to our dividend reinvestment plan. We also pay Paladin Securities a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of shares of our common stock in our Offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the three months ended March 31, 2008, we incurred $326,563 in selling commissions and dealer manager fees to Paladin Securities.

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

We had incurred organization and offering costs of $6,603,829 as of March 31, 2008, which includes $5,677,310 paid by Paladin Advisors as described in Note 6 of the notes to our consolidated financial statements included herewith. Such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offering. When recorded by us, organization costs are expensed as incurred and offering costs are charged to shareholders’ equity. For the three months ended March 31, 2008, we recognized $109,178 of offering costs.

As of March 31, 2008, $836,800 in offering costs have been charged to shareholders’ equity and $51,134 of organization costs were expensed in 2005.

Subject to the 3% limitation, the remaining $5,715,895 in organization and offering costs, as of March 31, 2008, will be recognized in future periods as we receive additional proceeds of the Offering.

Expense Reimbursement. Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. We will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income (the “2%/25% Rule”), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”). Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our net income for any period is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under U.S. generally accepted accounting principles (“GAAP”) (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

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

During the Expense Period ended March 31, 2008, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, exceeded the 2%/25% Rule by $120,830. During the Expense Period ended March 31, 2008, $568,009 was paid by Paladin Advisors, and the board of directors (including the independent directors) have approved reimbursing Paladin Advisors for this amount in the future to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were legitimate operating expenses necessary for the operation of our business, we are in our early stages of operations and have limited operations to cover our operating expenses and because such amounts will only be reimbursed in the future to the extent described above.

As of March 31, 2008, we incurred $62,126 in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule. Due to the application of the 2%/25% Rule, we were able to recognize $350,158 of general and administrative expenses in our consolidated statements of operations with the additional amount of $288,032 recorded as due to affiliate.

Acquisition and Advisory Fees. Pursuant to the terms of the Advisory Agreement, we pay Paladin Advisors acquisition and advisory fees consisting of 2.75% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 5.5% of the funds we advance with respect to the investment. Paladin Advisors was entitled to acquisition and advisory fees of $156,750 relating to the acquisition of Retreat Apartments, which were paid in the quarter ended March 31, 2008. The acquisition and advisory fees were capitalized as part of our investment in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments and Retreat Apartments.

Asset Management Fees. Pursuant to the terms of the Advisory Agreement, an annual asset management fee is payable to Paladin Advisors monthly in an amount equal to one-twelfth of 0.6% of (1) the contract purchase price of a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 1.2% of the funds we advance with respect to the investment. Paladin Advisors receives this fee for supervising the management, leasing, development and construction services provided for our properties by third parties and management of real estate related investments. During the three months ended March 31, 2008, the Company paid Paladin Advisors $52,413 for asset management fees earned for the three months ended March 31, 2008.

Trends or Uncertainties

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Liquidity and Capital Resources

During the three months ended March 31, 2008, our sources of funds were:

•	net proceeds of $3,058,976 from the sale of 338,978 common shares in our Offering; and

•	net operating income of $1,323,104 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “net loss” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss from continuing operations for the three months ended March 31, 2008:

Net Operating Income	$1,323,104
Equity in earnings of real estate joint venture	21,227
Interest income	23,590
Depreciation and amortization expense	574,287
Interest expense	846,100
General and administrative expenses	350,158
Minority Interest	34,323

Net Loss	$(368,301)

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

Net cash provided by operating activities for the three months ended March 31, 2008 was $456,025 compared to net cash used in operating activities of $241,348 for the three months ended March 31, 2007 due to our acquisitions of Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007 and Retreat Apartments in January 2008.

Net cash used in investing activities for the three months ended March 31, 2008 was $16,579,587, which included $16,338,543 relating to the purchase of real estate and improvements and an increase in restricted cash of $245,717, less distributions from real estate joint venture in excess of equity in earnings of $4,673. Net cash used in investing activities for the three months ended March 31, 2007 was $392,947, which included $35,491 relating to the expenditure of real estate and improvements and a decrease in due to affiliates of $357,456 relating to payments of acquisition fees previously deferred.

Net cash provided by financing activities was $17,245,193 for the three months ended March 31, 2008 related to $3,385,539 in proceeds from the issuance of common shares in our Offering, $13,600,000 of borrowings from mortgages payable and $1,029,225 decrease in due from affiliates offset primarily by $16,865 of payments on mortgages payable, $92,076 in deferred loan costs, $326,563 of selling commissions and dealer manager fees, $109,178 of Offering costs, $152,922 of dividends paid and $71,967 distributions to minority interest. Net cash provided by financing activities for the three months ended March 31, 2007 was $691,233 primarily related to $3,854,757 in proceeds from the issuance of common shares in our Offering offset primarily by $2,650,000 of payments on note payable to affiliate, $367,920 of selling commissions and dealer manager fees, $102,517 of Offering costs and $43,087 of dividends paid.

Mortgages Payable

We have mortgage loans in an aggregate amount of $57,462,260 outstanding, consisting of (1) $16,350,000 incurred in connection with the acquisition of our interest in Champion Farms Apartments, (2) $16,500,000 incurred in connection with the acquisition of our interest in Fieldstone Apartments, (3) $4,762,260 incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, (4) $6,250,000 incurred in connection with the acquisition of our interest in Pheasant Run Apartments and (5) $13,600,000 incurred in connection with the acquisition of our interest in Retreat Apartments. These mortgage notes payable are described in detail in Note 4 to our consolidated financial statements included herein.

Leverage Policy

Our charter does not permit borrowings that would cause our aggregate borrowings to exceed 65% of the aggregate asset value of all of our real estate and real estate related investments, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. At year end December 31, 2007, our leverage exceeded 65%, and as a result of the addition of the mortgage loan secured by the Retreat Apartments, our leverage continues to exceed 65% as of March 31, 2008. In accordance with our charter, our board of directors, including our independent directors, approved the addition of the mortgage loan secured by KC Retreat and the continuation of our leverage exceeding 65%.

The board of directors determined that the excess leverage was justified for the following reasons: (1) the loan assumption enabled us to purchase the assets and earn rental and interest income more quickly and (2) the acquisition is likely to increase the net offering proceeds from our Offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital. We will likely continue to exceed our charter’s leverage guidelines during the early stages of our operations.

On March 25, 2008, we amended our bylaws to include a provision that requires our board of directors, in applying and calculating the 65% leverage limitation, to further ensure that the maximum amount of our aggregate borrowings, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, do not exceed 300% of the our net assets. The provision further mandates that any excess in borrowing over such 300% leverage limitation shall be approved by a majority of our independent directors and disclosed to shareholders in our next quarterly report, along with a justification for such excess. As of March 31, 2008, our aggregate borrowings did not exceed 300% of our net assets.

Dividends

We paid $396,673 in dividends during the three months ended March 31, 2008. Our board of directors has declared dividends for the periods listed below to stockholders of record as the close of business each day during the applicable period and paid on the dates listed below.

Month	Annualized Rate Declared (1)	Date Paid	Total Dividends
December 1, 2007 to December 31, 2007	6.0%	January 15, 2008	$130,354
January 1, 2008 to January 31, 2008	6.0%	February 15, 2008	$134,933
February 1, 2008 to February 29, 2008(2)	6.0%	March 17, 2008	$131,386

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.

(2)	On March 27, 2008, our board of directors declared dividends for the month of April that will total approximately $148,000 when paid on May 15, 2008. On April 28, 2008, our board of directors declared dividends for the month of May that will total approximately $161,000 when paid on June 16, 2008.

Each of our seven real estate investments is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive and 6700 PRIP, LLC on an unconsolidated basis, and the operations of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments and the Retreat Apartments on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the minority interest held by our joint venture partner. As structured, our investment in Champion Farms Apartments represents a 70% ownership interest, our investment in Fieldstone Apartments a 65% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest, our investment in Pheasant Run Apartment a 97.5% ownership interest, a 97.5% ownership interest in the Retreat Apartments and a 49.0% ownership interest in Hilltop Apartments. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital and by the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for the Retreat Apartment and Hilltop Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 12.0% return on our invested capital. The following chart compares cash distributions received from the Company’s investments in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments and Retreat Apartments during the fourth fiscal quarter of 2007 and the first quarter of 2008 with dividends paid during the same period.

Summary of Cash Distributions from the Company’s Investments

	801 Fiber Optic Drive	Champion Farms Apartments	Fieldstone Apartments	Pinehurst Apartment Homes	Pheasant Run Apartments	Retreat Apartments	Total
Summary of Cash Distributions from Investments:
Year ended December 31, 2007	$166,500	$378,129	$303,932	$63,768	$62,054	N/A	$974,383
Quarter ended March 31, 2008	25,900	131,732	110,521	54,255	59,448	73,866	$455,722

Summary of Dividends:
Year ended December 31, 2007							$969,937
Quarter ended March 31, 2008							$396,673

Of the $396,673 dividends noted above, $152,922 was paid in cash and $243,751 was paid through the dividend reinvestment plan in the form of additional shares issued.

As shown in the charts, cash distributions from our investments have exceeded the dividends paid for the year ended December 31, 2007 and the three months ended March 31, 2008. In addition, for the three months ended March 31, 2008, cash flow from operations was $456,025, which exceeds the amount of dividends paid in cash. Paladin Advisors has paid expenses on our behalf and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. We are dependent on Paladin Advisors to support our financial position currently because of our small size. As we continue to grow by selling shares in our Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors.

As of March 31, 2008, Paladin Advisors and its affiliates had incurred on our behalf $362,146 in general and administrative expenses. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has deferred (without interest) repayment of these expenses. As of March 31, 2008, we are not obligated to reimburse these expenses due to the application of the 2%/25% Rule, respectively. We may be obligated to pay these amounts to Paladin Advisors or record them as obligations on our financial statements in future periods as we receive additional proceeds from the Offering and income from our investments. The payment of these obligations may impact our ability to pay future dividends. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expenses or fees, our ability to pay dividends to our stockholders could be adversely affected, and we may be unable to pay dividends to our stockholders, or such dividends could decrease significantly. Additionally, if Paladin Advisors continues to pay expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact on our ability to pay dividends in future periods as well as potentially adversely impact the value of your investment.

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

Off-Balance Sheet Arrangements

As of March 31, 2008 and Deecember 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2008, we had outstanding fixed-rate debt of approximately $57.5 million.

As of March 31, 2008, the fair value of our fixed-rate debt is estimated to be $58.3 million, compared to its carrying value of $57.5 million. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates as of March 31, 2008.

A 50 basis point increase in interest rates on our fixed-rate debt would decrease the fair value of our $57.5 million fixed-rate debt by approximately $1.7 million. A 50 basis point decrease in interest rates on our fixed-rate debt would increase the fair value of our $57.5 million fixed-rate debt by approximately $1.0 million.

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

The following risk factors are hereby added to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007:

The proposed amendments to our charter may not be approved by our stockholders at our annual meeting.

We submitted proposed amendments to our charter in proxy materials distributed to stockholders on April 30, 2008. We are seeking stockholder approval to amend certain provisions in our charter in response to comments received from state regulators in connection with our pending follow-on offering of common stock and in order to receive clearance to offer and sell securities in such states. In addition, such proposed amendments are necessary to comply with the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, and applicable provisions of Maryland law, the state in which we are organized. We cannot accurately predict whether our stockholders will approve all or any of the proposed amendments to our charter at our annual meeting, to be held on June 19, 2008. If the proposed amendments are not approved, we may not be able to sell shares of our common stock in connection with our follow-on offering in all states.

We may not receive clearance to offer and sell shares of our common stock in connection with our follow-on offering from all fifty states prior to the consummation of the follow-on offering.

Although approximately forty states have granted us clearance, upon receipt of SEC effectiveness, to offer and sell shares of our common stock in connection with our follow-on offering, we cannot ensure that we will receive clearance in all fifty states prior to the consummation of our follow-on offering, and we will not be able to offer and sell shares in any state in which our offering has not been cleared.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Offering (SEC File No. 333-113863) was declared effective and we commenced our offering efforts. As of March 31, 2008, we had sold 2,958,939 shares of common stock in the Offering, raising gross proceeds of $29,499,674. From this amount, we have incurred $2,667,599 in selling commissions and dealer manager fees to our dealer managers, $6,603,824 in organization and offering costs (of which $887,935 has been recorded in our financial statements), $1,013,183 in acquisition and advisory fees and $255,263 in asset management fees.

For information regarding how we used the net proceeds from our Offering (along with how we used cash from operating activities) through March 31, 2008, see our consolidated statements of cash flows included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.

During the quarter ended March 31, 2008, we did not redeem any shares pursuant to our share redemption program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q on August 15, 2005 and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Registrant’s Post-Effective Amendment No. 5 filed on April 6, 2007 and incorporated herein by reference).

4.2	Paladin Realty Income Properties, Inc. Dividend Reinvestment Plan (filed as Appendix C to the Registrant’s Post-Effective Amendment No. 5 filed on April 6, 2007 and incorporated herein by reference).

10.1	Purchase and Sale Agreement, dated as of January 11, 2008, by and between The Retreat, LLC and KC Retreat Associates, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.2	Operating Agreement of KC Retreat Associates, LLC, dated as of January 11, 2008, by and among PRIP 11128, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.3	Multifamily Note, effective as of January 11, 2008, made by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.4	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of January 11, 2008, by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.5	Guaranty, dated January 11, 2008, by James E. Lippert in favor NorthMarq Capital, Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.6	Repair Escrow Agreement, dated as of January 11, 2008, by and between KC Retreat Associates, LLC and NorthMarq Capital, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.7	Amended and Restated Operating Agreement of Park Hill Partners I, LLC, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.8	Contribution Agreement, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.9	Multifamily Note, effective as of November 30, 2007, made by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.10	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as November 30, 2007, by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.11	Guaranty, dated November 30, 2007, by James E. Lippert in favor NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: May 15, 2008	By:	/s/ James R. Worms
James R. Worms
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ John A. Gerson
John A. Gerson
Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q on August 15, 2005 and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Registrant’s Post-Effective Amendment No. 5 filed on April 6, 2007 and incorporated herein by reference).

4.2	Paladin Realty Income Properties, Inc. Dividend Reinvestment Plan (filed as Appendix C to the Registrant’s Post-Effective Amendment No. 5 filed on April 6, 2007 and incorporated herein by reference).

10.1	Purchase and Sale Agreement, dated as of January 11, 2008, by and between The Retreat, LLC and KC Retreat Associates, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.2	Operating Agreement of KC Retreat Associates, LLC, dated as of January 11, 2008, by and among PRIP 11128, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.3	Multifamily Note, effective as of January 11, 2008, made by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.4	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of January 11, 2008, by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.5	Guaranty, dated January 11, 2008, by James E. Lippert in favor NorthMarq Capital, Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.6	Repair Escrow Agreement, dated as of January 11, 2008, by and between KC Retreat Associates, LLC and NorthMarq Capital, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.7	Amended and Restated Operating Agreement of Park Hill Partners I, LLC, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.8	Contribution Agreement, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.9	Multifamily Note, effective as of November 30, 2007, made by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.10	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as November 30, 2007, by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.11	Guaranty, dated November 30, 2007, by James E. Lippert in favor NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.