Form 10-Q
period 2008-06-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2008-08-14
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of July 31, 2008, there were 3,356,487 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (unaudited)	2

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2008 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T.	Controls and Procedures	36

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	38

Item 6.	Exhibits	38

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Real Estate:
Building and improvements	$68,638,537	$49,726,454
Land	8,421,578	6,131,578
Furniture, fixtures and equipment	1,944,146	1,136,256
In-place leases	1,099,508	1,069,508

	80,103,769	58,063,796
Less: Accumulated depreciation and amortization	(3,510,504)	(2,300,170)

Total real estate, net	76,593,265	55,763,626

Investment in real estate joint venture	1,638,576	1,666,265
Cash and cash equivalents	7,171,437	4,230,937
Restricted cash	1,387,791	1,328,202
Prepaid insurance and other assets, net	1,261,788	947,961
Due from affiliates	—	926,416

TOTAL ASSETS	$88,052,857	$64,863,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages payable	$61,695,887	$43,879,125
Due to affiliates	687,933	—
Unaccepted subscriptions for common shares	109,203	210,210
Accrued expenses and other liabilities	1,325,975	907,333
Dividends payable	326,913	263,426

Total Liabilities	64,145,911	45,260,094

Minority interest	206,964	256,902

Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 3,308,427 shares and 2,608,023 shares issued, respectively	33,084	26,080
Additional paid-in capital	29,034,049	22,863,824
Treasury shares, at cost – 8,647 shares and 2,537 shares respectively	(80,421)	(23,593)
Accumulated deficit and dividends	(5,286,730)	(3,519,900)

Total shareholders’ equity	23,699,982	19,346,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,052,857	$64,863,407

See notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Rental income	$2,344,057	$1,125,664	$4,421,942	$2,218,204
Other income	216,285	95,963	408,947	184,835
Interest income	32,499	16,843	56,089	21,839

Total Revenues	2,592,841	1,238,470	4,886,978	2,424,878

Expenses
Property operating expenses	918,571	368,530	1,702,548	724,010
Real property taxes	191,562	98,604	355,028	197,255
General and administrative expenses	405,748	269,312	755,906	457,849
Interest expenses, including amortization of deferred loan costs	937,569	534,420	1,783,669	1,108,682
Depreciation and amortization expenses	636,250	406,816	1,210,537	848,800

Total Expenses	3,089,700	1,677,682	5,807,688	3,336,596

Loss before equity in earnings and minority interest	(496,859)	(439,212)	(920,710)	(911,718)
Equity in earnings from real estate joint venture	21,384	20,986	42,611	42,219
Minority interest	(10,710)	56,460	23,613	135,688

Net loss	$(486,185)	$(361,766)	$(854,486)	$(733,811)

Net loss per common share
Basic	$(0.16)	$(0.24)	$(0.29)	$(0.59)

Diluted	$(0.16)	$(0.24)	$(0.29)	$(0.59)

Weighted average number of common shares outstanding
Basic	3,112,312	1,497,102	2,935,885	1,243,130

Diluted	3,112,312	1,497,102	2,935,885	1,243,130

See notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2008

(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Deficit and Dividends	Total Shareholders’ Equity
	Common shares	Amount	Treasury Shares	Amount
BALANCE, December 31, 2007	2,608,023	$26,080	2,537	$(23,593)	$22,863,824	$(3,519,900)	$19,346,411
Issuance of common shares	649,000	6,490	—	—	6,469,214	—	6,475,704
Treasury share purchased	—	—	6,110	(56,828)	—	—	(56,828)
Selling commissions and dealer manager fees	—	—	—	—	(624,965)	—	(624,965)
Offering costs	—	—	—	—	(210,528)	—	(210,528)
Share-based compensation expense	—	—	—	—	19,891	—	19,891
Dividends declared	—	—	—	—	—	(912,344)	(912,344)
Shares issued pursuant to Dividend Reinvestment Plan	51,404	514	—	—	516,613	—	517,127
Net Loss	—	—	—	—	—	(854,486)	(854,486)

BALANCE, June 30, 2008	3,308,427	$33,084	8,647	$(80,421)	$29,034,049	$(5,286,730)	$23,699,982

See notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(854,486)	$(733,811)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Equity in earnings from joint venture	(42,611)	(42,219)
Distributions from real estate joint venture	42,611	42,219
Depreciation and amortization expense	1,210,537	848,800
Amortization of deferred loan costs	32,076	47,716
Amortization of deferred compensation	19,891	19,835
Minority interest	(23,613)	(135,688)
Changes in operating assets and liabilities
Increase in restricted cash	(70,513)	(38,001)
Increase in prepaid insurance and other assets	(66,209)	(68,478)
Increase (decrease) in due to affiliates	585,124	(61,265)
Increase (decrease) in accrued expenses and other liabilities	338,828	(198,739)

Net cash provided by/(used in) operating activities	1,171,635	(319,631)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of/expenditures for real estate and improvements	(17,710,365)	(76,339)
Increase in restricted cash	(90,083)	(578,498)
Distributions from real estate joint venture in excess of equity in earnings	27,689	35,481

Net cash used in investing activities	(17,772,759)	(619,356)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	13,600,000	—
Payments on mortgages payable	(33,238)	—
Payments on notes payable to affiliate	—	(3,800,000)
Deferred loan costs	(159,050)	—
Decrease in restricted cash	101,007	400,453
Proceeds from issuance of common shares	6,475,704	9,931,287
Treasury shares purchased	(56,828)	(23,593)
Decrease in unaccepted subscriptions for common stock	(101,007)	(400,453)
Selling commissions and dealer manager fees	(624,965)	(937,481)
Offering costs	(210,528)	(306,603)
Decrease (increase) in due from affiliates	1,029,225	(298,760)
Dividends paid	(331,729)	(107,288)
Distributions to minority interest	(146,967)	(7,988)

Net cash provided by financing activities	19,541,624	4,449,574

Net increase in cash and cash equivalents	2,940,500	3,510,587
Cash and cash equivalents—beginning of year	4,230,937	976,231

Cash and cash equivalents—end of year	$7,171,437	$4,486,818

Supplemental disclosure of non-cash investing and financing activities
Mortgage loan assumed in connection with purchase of real estate	$4,250,000	$—
Dividends payable	$326,913	$178,835
Common shareholder distributions reinvested in accordance with Dividend Reinvestment Plan	$517,127	$220,807
Accrued expenses for real estate and improvements accrued but unpaid	$79,814	$—
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$1,675,265	$1,093,521

See notes to consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008 and 2007 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 and intends to provide investors the potential for income through investment in a diversified portfolio of real estate properties, focusing primarily on investments that produce current income. Paladin REIT owns interests in seven income-producing properties as of June 30, 2008, consisting of 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is 100% leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000; Fieldstone Apartments, a 266-unit multifamily community property built in 2001; Pinehurst Apartment Homes, a 146-unit multifamily rental community built in two phases in 1986 and 1988; Pheasant Run Apartments, a 160-unit multifamily rental community built in 1985; Retreat Apartments, a 342-unit multifamily rental community built in 1984; and Hilltop Apartments, a 124-unit multifamily rental community built in 1986. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005, as amended February 28, 2008 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors of Paladin REIT. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Public Offering”) was declared effective and Paladin REIT commenced its offering efforts. As of June 30, 2008 Paladin REIT had received proceeds of $32,863,215 for 3,295,927 shares. The Initial Public Offering terminated on July 28, 2008 in connection with the commencement of Paladin REIT’s follow-on offering (the “Follow-On Offering” and collectively with the Initial Public Offering, the “Offerings”) on July 28, 2008, as described in Note 7.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of June 30, 2008 and December 31, 2007, Paladin Advisors held a 0.6% and 0.8% limited partnership interest, respectively, and Paladin REIT held a 99.4% and 99.2% general partnership interest, respectively, in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to continue to increase as Paladin REIT invests net proceeds from the Offerings in Paladin OP. Paladin REIT had no operations prior to November 2, 2005.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

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

As of June 30, 2008, Paladin OP held a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), a 65% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”), a 97.5% ownership interest in KC Pinehurst Associates, LLC (“KC Pinehurst”), a 97.5% ownership interest in KC Pheasant Associates, LLC (“KC Pheasant”), a 97.5% interest in KC Retreat Associates, LLC (“KC Retreat”), a 49% interest in Park Hill Partners I, LLC (“Park Hill”) and a 74% ownership interest in PRIP 801, LLC as described in Note 3. Paladin REIT has determined that Paladin OP and its investees are not VIEs. Paladin REIT

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

consolidates Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant, KC Retreat and Park Hill, as it is the majority owner and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds. Restricted cash included $109,203 and $210,210 as of June 30, 2008 and December 31, 2007, respectively, for proceeds that were held in escrow. At June 30, 2008 and December 31, 2007, restricted cash also included $728,588 and $567,992 held in restricted accounts for tenant improvements, repairs, property taxes and insurance as required by lenders. At June 30, 2008 and December 31, 2007, restricted cash also included $550,000 held in a restricted account as collateral for a letter of credit as described in Note 3.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the six months ended June 30, 2008 and 2007 in the accompanying consolidated financial statements.

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

In accordance with FIN 48, the Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded that there were no material FIN 48 uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the six months ended June 30, 2008 and 2007.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3.0% limitation of the gross proceeds from the Offerings pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in Note 6.

Expense Reimbursement

Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates,

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

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

Per Share Data

The Company presents both basic and diluted loss per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to independent directors totaling 4,000 and 8,000 shares for the six months ended June 30, 2008 and 2007, respectively, but are excluded from the calculation as their effect would be antidilutive.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of June 30, 2008 and December 31, 2007.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, other assets, dividends payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

As of June 30, 2008, the mortgage loans payable had an estimated fair value of approximately $61.1 million compared to the carrying value of $61.7 million. As of December 31, 2007, the mortgage loans payable had an estimated fair value of approximately $44.1 million compared to the carrying value of $43.9 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of June 30, 2008 and December 31, 2007.

Stock-based Compensation

Under the terms of the Independent Director Incentive Stock Plan, the Company granted 3,000 shares at fair value of $10 of restricted common stock to each of the four independent directors on June 30, 2006. One-third of the restricted common stock will vest on each of the first three anniversaries of December 2, 2005, the date the Company reached its minimum offering. There are 60,000 shares in total authorized under the Independent Director Incentive Stock Plan, which expires on February 28, 2015.

The Company records compensation expense for restricted common stock as required by SFAS No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123(R)”). Compensation expense for common stock unvested at March 21, 2006 was based on the grant date fair value of the common shares calculated under SFAS No. 123(R) and will be recognized using the straightline attribution method, assuming no forfeitures. For the six months ended June 30, 2008 and 2007, the Company recorded $19,891 and $19,835, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. Total unamortized compensation costs on nonvested shares at June 30, 2008 and December 31, 2007 is $16,931 and $36,822, respectively, and at June 30, 2008 the remaining weighted average period over which it is expected to be recognized is approximately five months.

As of June 30, 2008, 8,000 shares have vested. There are 4,000 shares unvested and there have been no forfeitures as of June 30, 2008. As of December 31, 2007, 8,000 shares have vested. There were 4,000 shares unvested and there were no forfeitures as of December 31, 2007.

Reportable Segments

FASB SFAS No. 131, “Disclosures About Segments of Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which owns interests in real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of June 30, 2008, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company has adopted SFAS No. 159 effective January 1, 2008 and has elected not to measure any of our current eligible financial asset or liabilities at fair value upon adoption. However, the Company does reserve the right to elect to measure future eligible financial assets or liabilities at fair value.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

3. Investments

Investments in Real Estate

On January 14, 2008, a wholly-owned subsidiary of Paladin OP, PRIP 11128, LLC purchased a 97.5% interest in KC Retreat, a joint venture between PRIP 11128, LLC, JTL Holdings, LLC and JTL Asset Management, Inc., which owns the Retreat Apartments. The Retreat Apartments is a 342-unit multifamily rental community built in 1984. The apartment complex is located in Shawnee, Kansas. The total purchase price of Retreat Apartments was $15.9 million, plus closing costs of $200,000 and approximately $350,000 for capital expenditures. KC Retreat secured a mortgage loan of $13.6 million to finance the acquisition. Paladin OP’s investment in KC Retreat was $2,850,000. The Company also paid an acquisition fee payable to Paladin Advisors of $156,750 in connection with the acquisition of Retreat Apartments.

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

On April 7, 2008, a wholly-owned subsidiary of Paladin OP, PRIP 6700, LLC purchased a 49% interest in Park Hill, a joint venture between PRIP 6700, LLC and JTL Properties, LLC, which owns Hilltop Apartments. Hilltop Apartments is a 124-unit multifamily rental community built in 1986. The apartment complex is located in Kansas City, Missouri. The total acquisition cost for PRIP 6700, LLC’s interest in Park Hill was $1,050,000, including approximately $50,000 for capital expenditures reserve and $50,000 for closing costs and working capital. The property was encumbered by an existing first mortgage in the amount of $4,250,000. The Company paid an acquisition fee payable to Paladin Advisors of $57,750 in connection with the acquisition of Hilltop Apartments.

The operating agreement for Park Hill provides that the Company will receive priority in distributions of operating cash flow until it has received at least 12.0% on its invested equity, after which its co-venture partners will receive distributions until they have reached the same 12.0% on their invested equity. Thereafter, operating cash flow will be distributed 49% to the Company and 51% to its co-venture partners. The operating agreement for Park Hill also provides for priority distributions of sale proceeds, if any. First, the Company will receive a priority distribution equal to a return of its invested capital plus an amount that when added to all distributions of cash flow made to the Company during the life of its investment, is sufficient to generate a 12.0% internal rate of return on its invested capital. Second, the Company’s co-venture partners will receive distributions that when added to all distributions of cash flow made to the co-venture partners during the life of their investment, is sufficient to generate a 12.0% internal rate of return on their invested capital. Third, any further sale proceeds will be distributed 49% to the Company and 51% to its co-venture partners.

In addition, Paladin OP holds a 70% ownership interest in Springhurst, which owns Champion Farms Apartments. Champion Farms Apartments is a 264-unit luxury multifamily rental community built in 2000.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

Paladin OP also holds a 65% ownership interest in Glenwood, which owns Fieldstone Apartments. Fieldstone Apartments is a 266-unit luxury multifamily rental community built in 2001. Paladin OP also holds a 97.5% ownership interest in KC Pinehurst, which owns Pinehurst Apartment Homes a 146-unit multifamily rental community built in two phases in 1986 and 1988. Also, Paladin OP holds a 97.5% ownership interest in KC Pheasant, which owns Pheasant Run Apartments a160-unit multifamily rental community built in 1985.

In connection with Paladin OP’s acquisition of its interest in Springhurst, Buckingham Springhurst, LLC was granted the right to require Paladin OP to purchase up to an additional 20% ownership interest in Springhurst from Buckingham Springhurst, LLC upon the occurrence of certain events and the achievement of certain financial benchmarks at Champion Farms Apartments at a cost of $67,500 per 1% of ownership interest. As of June 30, 2008, Paladin OP has not been required to purchase additional interests in Springhurst by Buckingham Springhurst, LLC.

In connection with Paladin OP’s acquisition of its interest in Glenwood, Shiloh Crossing Partners II, LLC (“Shiloh II”) was granted the right to require Paladin OP to purchase up to an additional 25% ownership interest in Glenwood from Shiloh II upon the occurrence of certain events and the achievement of certain financial benchmarks at Fieldstone Apartments at a cost of $62,500 per 1% of ownership interest.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

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

The Company consolidates Park Hill, KC Retreat, KC Pinehurst, KC Pheasant, Springhurst and Glenwood.

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

Condensed financial information of PRIP 801, LLC is summarized as follows:

Condensed Balance Sheets

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Investment in real estate, net	$3,894,384	$3,934,812
Other assets, net	136,802	141,911

Total Assets	$4,031,186	$4,076,723

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000	$1,950,000
Other liabilities	28,180	38,116
Members’ equity	2,053,006	2,088,607

Total Liabilities and Members’ Equity	$4,031,186	$4,076,723

Company’s share of Members’ Equity*	$1,519,311	$1,545,655

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

Condensed Statements of Income

(unaudited)

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Revenues and interest income	$84,785	$84,692	$169,386	$169,339
Expenses	(54,979)	(55,425)	(109,987)	(110,471)

Net income	$29,806	$29,267	$59,399	$58,868

Company’s share of net income*	$22,056	$21,658	$43,955	$43,563

*	The difference in the Company’s share of Members’ Equity and the Company’s share of net income reflected above compared to the Company’s balance sheets and statements of operations is attributed to the depreciation expense of the acquisition costs incurred by the Company.

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

In general, the mortgage loan may not be prepaid until January 31, 2008 and as of June 30, 2008 has not been prepaid. In general, no sale, encumbrance or other transfer of an interest in the property is permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO, LLC has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, Paladin Realty has agreed to fully indemnify Mr. Gilbert against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property. In addition PRIP 801, LLC has entered into an environmental and hazardous substance indemnification agreement.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

4. Mortgages Payable

Mortgages Payable

Mortgage loans payable consisted of the following:

	June 30, 2008	December 31, 2007
Mortgage loan payable — interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by the Champion Farms Apartments property (1)	$16,350,000	$16,350,000
Mortgage loan payable — interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,500,000	16,500,000
Mortgage loan payable — principal and amortization only at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,745,887	4,779,125
Mortgage loan payable — interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000
Mortgage loan payable — interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	—
Mortgage loan payable — interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	—

Total mortgage loans payable	$61,695,887	$43,879,125

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007 (“New Guaranty”), but only upon the occurrence of certain events specified in the New Guaranty.
(3)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the Promissory Note will be due and payable.
(4)

Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

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

(5)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.

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

5. Shareholders’ Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s charter, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common shares as the consideration paid for each such preferred share bears to the book value of each outstanding common share. As of June 30, 2008 and December 31, 2007, Paladin REIT had not issued any preferred shares.

Redemptions

During April 2008, four shareholders redeemed 6,110 shares for $56,828. As of June 30, 2008, seven shareholders have redeemed 8,647 shares for $80,421 since the beginning of the Initial Public Offering. The redemptions have been recorded as treasury shares.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

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

6. Related Party Transactions

Paladin Realty Securities, LLC (“Paladin Securities”), a wholly owned subsidiary of Paladin Advisors, began serving as the dealer manager for the Initial Public Offering pursuant to a dealer manager agreement dated June 5, 2007, as amended by the amendment to the dealer manager agreement dated February 23, 2008 (the “IPO Dealer Manager Agreement”). Pursuant to the terms of the IPO Dealer Manager Agreement, Paladin REIT pays Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and 4.0% of the gross offering proceeds from the sale of shares of its common stock pursuant to its dividend reinvestment plan. Pursuant to the terms of the dealer manager agreement dated February 6, 2008 (the “Follow-On Dealer Manager Agreement”), Paladin REIT will pay Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and Paladin REIT will not pay any commission from the sale of shares of its common stock pursuant to its distribution reinvestment plan. Paladin REIT also pays Paladin Securities a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the six months ended June 30, 2008, Paladin REIT incurred $624,965 in selling commissions and dealer manager fees to Paladin Securities. For the year ended December 31, 2007, Paladin REIT incurred $667,153 in selling commissions and dealer manager fees to Paladin Securities.

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Initial Public Offering and investment of funds in real estate and real estate related investments, among other services, as well as reimbursement for organization and offering costs incurred by Paladin Advisors on behalf of the Company and certain costs incurred by Paladin Advisors and its affiliates in providing services to the Company.

Amounts due (from) to Affiliates

	June 30, 2008	December 31, 2007
General and administrative expenses due to affiliates (1)	$726,855	$141,731
Organization and offering costs due (from) to affiliates (2)	(38,922)	(1,068,147)
Acquisition fees due to affiliates (3)	—	—

Total due (from) to affiliates	$687,933	$(926,416)
Deferred general and administrative expenses due to affiliates (4)	$1,872,583	$1,499,043
Deferred organization and offering costs due to affiliates (4)	$5,743,165	$4,354,293

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

(1)	During the three months ended June 30, 2008, the Company incurred $108,657 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company was able to recognize a total of $405,749 of general and administrative expenses in its consolidated statement of operations with the additional amount of $297,092 recorded as due to affiliate. During the three months ended June 30, 2008 the Company paid Paladin Advisors $58,413 for asset management fees for 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, Retreat Apartments and Hilltop Apartments. During the six months ended June 30, 2008, the Company incurred $170,783 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company was able to recognize a total of $755,907 of general and administrative expenses in its consolidated statement of operations with the additional amount of $585,124 recorded as due to affiliate. During the six months ended June 30, 2008 the Company paid Paladin Advisors $110,826 for asset management fees for 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, Retreat Apartments and Hilltop Apartments. Paladin Advisors has elected to defer (without interest) the net balance of $726,855 in general and administrative expenses due to affiliate.
(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offerings and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offerings. Such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. For the six months ended June 30, 2008, the Company paid $407,489 of offering costs. Due to the application of the 3.0% limitation, the Company was only able to recognize $210,528 as a charge to shareholders’ equity with the additional amount of $196,961 recorded as due from affiliate. On March 28, 2008 Paladin Advisors reimbursed the Company $1,226,186. Paladin Advisors is required to reimburse the balance of $38,922 within 60 days after the end of the Initial Public Offering.
(3)	Paladin Advisors was entitled to acquisition and advisory fees related to 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartments, Pheasant Run Apartments, Retreat Apartments and Hilltop Apartments. During the six months ended June 30, 2008, the Company paid $214,500 of acquisition fees to Paladin Advisors for Retreat Apartments and Hilltop Apartments.
(4)	Not reflected in the consolidated financial statements at June 30, 2008 and December 31, 2007 as these amounts have exceeded the Company’s limitations described above in footnotes 1 and 2.

7. Subsequent Events

Fieldstone Apartments

In connection with Paladin OP’s acquisition of its interest in Glenwood, Shiloh II was granted the right to require Paladin OP to purchase up to an additional 25% ownership interest in Glenwood from Shiloh II upon the occurrence of certain events and the achievement of certain financial benchmarks at Fieldstone Apartments at a

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 and 2007 (unaudited)

cost of $62,50 per 1% of ownership interest. On June 2, 2008, Shiloh II notified Paladin OP that it intended to sell an additional 18% ownership interest to Paladin OP. Paladin OP reviewed the notice and confirmed that the necessary events had occurred and the required financial benchmarks had been achieved. On July 1, 2008, Paladin OP purchased the additional interest in Glenwood from Shiloh II for $1,125,000.

Conifer Crossing

On August 4, 2008, a wholly-owned subsidiary of Paladin OP, PRIP 3383, LLC purchased a 42.5% interest in FPA/PRIP Conifer, LLC (“FPA/PRIP”), a joint venture between PRIP 3383, LLC and FPA Conifer Investors, LLC. On August 5, 2008, FPA/PRIP purchased Conifer Crossing. Conifer Crossing is a 420-unit multifamily rental community developed in 1981. The apartment complex is located in Norcross, Georgia. Including funds earmarked for renovation and closing costs, the total capitalization for this investment was approximately $39,385,000. FPA/PRIP secured a mortgage loan of $28.7 million to finance the acquisition. Paladin OP’s investment in FPA/PRIP was $4.5 million. The Company accrued an acquisition fee payable to Paladin Advisors in the amount of $251,268 in connection with the acquisition of Conifer Crossing.

The operating agreement provides that the Company will receive priority in distributions of operating cash flow until the Company has received at least 8.5% on its invested equity, after which the Company’s co-venture partner will receive distributions until the co-venture partner has reached the same 8.5% on its invested equity. Thereafter, operating cash flow will be split pro-rata based on capital contributions. If the Company’s pro rata distribution exceeds 9.0% in a calendar year, the Company will share 20% of its excess distributions with its co-venture partner as a cash flow bonus.

Redemptions

In July 2008, six shareholders redeemed 7,447 shares for $69,260.

Follow-On Offering

On July 28, 2008, Paladin REIT’s Follow-On Offering was declared effective and Paladin REIT commenced its offering efforts.

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

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the “SEC,” contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Paladin Realty Income Properties, Inc., which we refer to as “Paladin REIT” or the “Company”, and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	use of proceeds or our Initial Public Offering.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward- looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless required by law.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand our operations and our present business environment. The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 1 of Part I of this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors, including those factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and other factors presented throughout this report.

We are a Maryland corporation formed on October 31, 2003 that intends to invest in a diversified portfolio of real estate properties, focusing primarily on properties that produce current income. As of June 30, 2008, we owned interests in seven income-producing properties:

•	801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation;

•	Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000;

•	Fieldstone Apartments, a 266-unit multifamily community property built in 2001;

•	Pinehurst Apartment Homes, a 146-unit renovated multifamily community built in two phases in 1986 and 1988 and renovated in 2006;

•	Pheasant Run Apartments, a 160-unit multifamily community built in 1985 and renovated in 2003 and 2004;

•	The Retreat Apartments, a 342-unit multifamily community built in 1984 and renovated in 2004 and 2005; and

•	Hilltop Apartments, a 124-unit multifamily community built in 1986.

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

Our Initial Public Offering terminated on July 28, 2008 in connection with the commencement of our Follow-On Offering on July 28, 2008.

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our shareholders equal at least the amount of our REIT taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate income tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state or local taxes on our income, property, or net worth and federal income and excise taxes on our undistributed income.

Recent Acquisitions

Retreat Apartments

On January 11, 2008, KC Retreat, a joint venture in which we own a 97.5% interest, entered into an agreement with an unaffiliated third party, The Retreat, LLC, to purchase the Retreat Apartments located at 11128 West 76th Terrace in Shawnee, Kansas. JTL Holdings, LLC and JTL Asset Management, Inc., both affiliates of JTL Properties, a Kansas City-based real estate investment and management company, own the remaining 2.5% interest in KC Retreat. JTL Properties is unaffiliated with us and our affiliates, except that affiliates of JTL Properties participate in two other joint ventures with us relating to Pheasant Run Apartments and Pinehurst Apartment Homes.

On January 14, 2008, KC Retreat acquired the Retreat Apartments for a total purchase price of $15.9 million. The total acquisition cost for our interest in KC Retreat was approximately $2.85 million, including approximately $350,000 for capital expenditures and $200,000 in closing costs. We paid an acquisition fee to Paladin Advisors pursuant to the terms of the Advisory Agreement of $156,750 in connection with our investment in KC Retreat. We will also pay Paladin Advisors an annual asset management fee of $34,200 pursuant to the terms of the advisory agreement.

In connection with the acquisition of the Retreat Apartments, KC Retreat entered into a mortgage loan with the Federal Home Loan Mortgage Corporation, or Freddie Mac, to obtain a loan in the amount of $13,600,000 as evidenced by a Multifamily Note dated January 11, 2008, in favor of NorthMarq Capital, Inc. The loan bears interest at a fixed rate of 5.58% through February 1, 2018. Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The outstanding balance on the loan at the time of maturity will be approximately $12,650,000. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) 1.0% of the outstanding balance or (2) an amount calculated pursuant to a standard formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events. As a condition to the loan, KC Retreat was further required to fund an escrow account with approximately $430,000 for the payment of approximately $343,000 to make specified repairs and improvements to the Retreat Apartments pursuant to a Repair Escrow Agreement dated January 11, 2008, or the Repair Escrow Agreement.

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

Hilltop Apartments

On April 7, 2008, our subsidiary, PRIP 6700, LLC, a Delaware limited liability company, entered into a contribution agreement with JTL Properties, LLC, a Missouri limited liability company, and Park Hill, whereby PRIP 6700, LLC acquired a 49.0% interest in Park Hill, or the Contribution Agreement. Park Hill owns the

Hilltop Apartments located at 8601 Newton Avenue, Kansas City, Missouri. JTL Properties, a Kansas City-based real estate investment and management company, owns the remaining 51.0% interest in Park Hill. JTL Properties is unaffiliated with us and our affiliates, except that affiliates of JTL Properties participate in three other joint ventures with us relating to Pheasant Run Apartments, Pinehurst Apartment Homes and the Retreat Apartments.

The total acquisition cost for PRIP 6700, LLC’s interest in Park Hill was $1,050,000, including approximately $50,000 for capital expenditures reserve and $50,000 for closing costs and working capital. The property was encumbered with an existing mortgage in the amount of $4,250,000. We paid an acquisition fee to Paladin Advisors pursuant to the terms of the Advisory Agreement of $57,750 in connection with our investment in PRIP 6700, LLC. We will also pay Paladin Advisors an annual asset management fee of $12,600 pursuant to the terms of the Advisory Agreement.

In connection with the acquisition of our interest in Park Hill, our investment is subject to the existing mortgage loan with NorthMarq Capital, Inc. in an amount of $4,250,000. The mortgage loan provides for a fixed rate of 5.81% through December 1, 2017. The outstanding balance on the loan at the time of maturity will be approximately $3,965,000. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) 1.0% of the outstanding balance or (2) an amount calculated pursuant to a standard formula based on the remaining life of the loan and then-current interest rates. The mortgage loan is secured by a mortgage on the property. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.

On April 7, 2008, our subsidiary, PRIP 6700, LLC, entered into an amended and restated operating agreement with JTL Properties for Park Hill. The amended and restated operating agreement provides that we will receive priority in distributions of operating cash flow until we have received at least 12.0% on our invested equity, after which our co-venture partner will receive distributions until it has reached the same 12.0% on its invested equity. Thereafter, operating cash flow will be distributed 49.0% to us and 51.0% to our co-venture partner.

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

Fieldstone Apartments

On July 1, 2008, we purchased an additional 18% membership interest in Glenwood, which owns Fieldstone Apartments located at 10637 Springfield Pike in Woodlawn, Ohio. We purchased the additional 18% membership interest from Shiloh II for approximately $1.1 million pursuant to the right of Shiloh II to require us to purchase up to an additional 25% of the membership interests in Glenwood owned by Shiloh II. We paid Paladin Advisors an acquisition fee of $61,875 in connection with this additional investment. After the additional acquisition on July 1, 2008, we own an 83% interest in Glenwood.

Conifer Crossing

On August 5, 2008, FPA/PRIP, a joint venture in which we own a 42.5% interest purchased Conifer Crossing located at 3383 Holcomb Bridge Road NW in Norcross, Georgia from Simpson Financing Limited Partnership, an unaffiliated third party. FPA Conifer Investors, LLC, an affiliate of Fowler Property Acquisitions, LLC, a San Francisco based real estate investment firm, owns the remaining 57.5% interest in FPA/PRIP. Fowler Property Acquisitions, LLC is not affiliated with us.

Including funds earmarked for renovation and closing costs, the total capitalization for this investment was approximately $39,385,000. We accrued an acquisition fee payable to Paladin Advisors pursuant to the terms of the Advisory Agreement of $251,268 in connection with our investment in Conifer Crossing. We will also pay Paladin Advisors an annual asset management fee of $50,254 pursuant to the terms of the Advisory Agreement.

In connection with the closing of the Conifer Crossing acquisition, FPA/PRIP obtained a loan from Freddie Mac in the amount of $28,700,000 as evidenced by a Multifamily Note dated August 5, 2008. The loan bears interest at a fixed rate of 5.96% and matures on September 1, 2015. The first three years are interest only with the remaining four years amortizing on a 30 year schedule. Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) 1.0% of the principal being repaid or (2) an amount calculated pursuant to a standard formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, but only upon the occurrence of certain limited events. As a condition to the loan, FPA/PRIP is further required to fund an escrow account with approximately $6,613,500 for the payment for such repairs and improvements pursuant to a Repair Escrow Agreement dated August 5, 2008, or the Repair Escrow Agreement.

The operating agreement provides that we will receive priority in distributions of operating cash flow until we have received at least 8.5% on our invested equity, after which our co-venture partner will receive distributions until the co-venture partner has reached the same 8.5% on its invested equity. Thereafter, operating cash flow will be split pro-rata based on capital contributions. If our pro rata distribution exceeds 9.0% in a calendar year, we will share 20% of our excess distributions with our co-venture partner as a cash flow bonus.

The operating agreement provides for distributions of sale proceeds, if any, as follows. First, each of us and our co-venture partner will receive a 100% return of our equity investments. Second, each of us and our co-venture partner will receive pro rata distributions until we have each received a 12.0% internal rate of return on our invested capital. Third, we will share fifty percent of our pro rata distributions with our co-venture partner as incentive compensation.

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

As of June 30, 2008, we held a 99.4% ownership interest in Paladin OP and Paladin OP held a 70% ownership interest in Springhurst, a 65% ownership interest in Glenwood, a 97.5% ownership interest in KC Pinehurst, a 97.5% ownership interest in KC Pheasant, a 97.5% interest in KC Retreat, a 49% interest in Park Hill and a 74% ownership interest in PRIP 801, LLC, as described in Note 3 to the consolidated financial statements. We have determined that Paladin OP and its investees are not VIEs. We consolidate Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant, KC Retreat and Park Hill, as we are the majority owner and exercise control over all significant decisions. We account for our investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the six months ended June 30, 2008 and 2007 in the accompanying consolidated financial statements.

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

In accordance with FIN 48, the Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded that there were no material FIN 48 uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the six months ended June 30, 2008 and 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company has adopted SFAS No. 159 effective January 1, 2008 and has elected not to measure any of our current eligible financial asset or liabilities at fair value upon adoption. However, the Company does reserve the right to elect to measure future eligible financial assets of liabilities at fair value.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Rental income for the quarter ended June 30, 2008 was $2,344,057 compared to rental income of $1,125,664 for the quarter ended June 30, 2007. Our rental income has increased due to our acquisitions of Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007, Retreat Apartments in January 2008 and Hilltop Apartments in April 2008. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our investments in real estate acquired in 2007 and 2008 and future acquisitions of real estate investments.

Other income for the quarter ended June 30, 2008 was $216,285 compared to $95,963 for the quarter ended June 30, 2007. Other income consists of various tenant related charges and are recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for the quarter ended June 30, 2008 is attributable to our acquisitions in 2007 and 2008.

Property operating expenses for the quarter ended June 30, 2008 were $918,571 compared to $368,530 for the quarter ended June 30, 2007. The increase in property operating expenses for the quarter ended June 30, 2008 is attributable to our acquisitions in 2007 and 2008. We expect property operating expenses to continue to increase in future periods, as compared to historical periods as a result of our investments in real estate acquired in 2007 and 2008 and future acquisitions of real estate investments.

Real estate taxes were $191,562 for the quarter ended June 30, 2008 compared to $98,604 for the quarter ended June 30, 2007. The increase in real estate taxes in 2008 is a result of our acquisitions in 2007 and 2008.

General and administrative expenses were $405,748 for the quarter ended June 30, 2008 compared to $269,312 for the quarter ended June 30, 2007. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions and Agreements,” increased during the quarter ended June 30, 2008 due to the fact that our average invested assets increased as a result of our acquisitions in 2007 and 2008. We expect this trend to continue as we acquire additional real estate investments.

Interest expense, including amortization of deferred financing costs, was $937,569 for the quarter ended June 30, 2008 compared to $534,420 for the quarter ended June 30, 2007. The increase in interest expense was primarily related to the increase in mortgage notes payable from $32,850,000 as of June 30, 2007 to $61,695,887 as of June 30, 2008 as a result of our acquisitions in 2007 and 2008 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $636,250 for the quarter ended June 30, 2008 compared to $406,816 for the quarter ended June 30, 2007. The increase in depreciation and amortization expense is a result of our acquisitions in 2007 and 2008.

Income allocated to minority interest was $10,710 for the quarter ended June 30, 2008 compared to loss allocated to minority interest of $56,460 for the quarter ended June 30, 2007 and the change was due mainly to the allocation of losses to the provisions of each project’s operating agreement.

Net loss increased from $361,766 for the quarter ended June 30, 2007 to $486,185 for the quarter ended June 30, 2008 primarily due to the net impact of items discussed above.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Rental income for the six months ended June 30, 2008 was $4,421,942 compared to rental income of $2,218,204 for the six months ended June 30, 2007. Our rental income has increased due to our acquisitions of Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007, Retreat Apartments in January 2008 and Hilltop Apartments in April 2008.

Other income for the six months ended June 30, 2008 was $408,947 compared to $184,835 for the six months ended June 30, 2007. Other income consists of various tenant related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for the six months ended June 30, 2008 is attributable to our acquisitions in 2007 and 2008.

Property operating expenses for the six months ended June 30, 2008 were $1,702,548 compared to $724,010 for the six months ended June 30, 2007. The increase in property operating expenses for the six months ended June 30, 2008 is attributable to our acquisitions in 2007 and 2008.

Real estate taxes were $355,028 for the six months ended June 30, 2008 compared to $197,255 for the six months ended June 30, 2007. The increase in real estate taxes in 2008 is a result of our acquisitions in 2007 and 2008.

General and administrative expenses were $755,906 for the six months ended June 30, 2008 compared to $457,849 for the six months ended June 30, 2007. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions and Agreements,” increased during the six months ended June 30, 2008 due to the fact that our average invested assets increased as a result of our acquisitions in 2007 and 2008.

Interest expense, including amortization of deferred financing costs, was $1,783,669 for the six months ended June 30, 2008 and $1,108,682 for the six months ended June 30, 2007. The increase in interest expense was primarily related to the increase in mortgage notes payable from $32,850,000 as of June 30, 2007 to $61,695,887 as of June 30, 2008 as a result of our acquisitions in 2007 and 2008 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $1,210,537 for the six months ended June 30, 2008 compared to $848,800 for the six months ended June 30, 2007. The increase in depreciation and amortization expense is a result of our acquisitions in 2007 and 2008.

Loss allocated to minority interest decreased from $135,688 for the six months ended June 30, 2007 to $23,613 for the six months ended June 30, 2008 due mainly to the allocation of losses to the provisions of each project’s operating agreement.

Net loss increased from $733,811 for the six months ended June 30, 2007 to $854,486 for the six months ended June 30, 2008 primarily due to the net impact of items discussed above.

Related Party Transactions and Agreements

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the IPO Dealer Manager Agreement, we pay Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and 4.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to our dividend reinvestment plan. Pursuant to the terms of the Follow-On Dealer Manager Agreement, we will pay Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we will not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay Paladin Securities a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the six months ended June 30, 2008, we incurred $624,965 in selling commissions and dealer manager fees to Paladin Securities.

Organization and Offering Costs. Our organization and offering costs are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of us and directly by us. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or our dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, we are obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offerings and will be required to return to us any amount we reimburse them in excess of 3.0% of the gross proceeds from the Offerings.

We had incurred organization and offering costs of $6,771,035 as of June 30, 2008, which includes $5,743,165 paid by Paladin Advisors as described in Note 6 of the notes to our consolidated financial statements included herewith. Such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. When recorded by us, organization costs are expensed as incurred and offering costs are charged to shareholders’ equity. For the six months ended June 30, 2008, we recognized $210,528 of offering costs.

As of June 30, 2008, $938,151 in offering costs have been charged to shareholders’ equity and $51,134 of organization costs were expensed in 2005.

Subject to the 3.0% limitation, the remaining $5,781,750 in organization and offering costs as of June 30, 2008 may be recognized in future periods as we receive additional proceeds of the Offerings.

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

During the Expense Period ended June 30, 2008, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended June 30, 2008, $511,349 was paid by Paladin Advisors.

For the three months ended June 30, 2008, we incurred $108,657 in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule. Due to the application of the 2%/25% Rule, we were able to recognize $405,749 of general and administrative expenses in our consolidated statements of operations for the three months ended June 30, 2008 with the additional amount of $297,092 recorded as due to affiliate.

For the six months ended June 30, 2008, we incurred $170,783 in general and administrative expenses. Due to the application of the 2%/25% Rule, we were able to recognize $755,907 of general and administrative expenses in our consolidated statements of operations for the six months ended June 30, 2008 with the additional amount of $585,124 recorded as due to affiliate.

Acquisition and Advisory Fees. Pursuant to the terms of the Advisory Agreement, we pay Paladin Advisors acquisition and advisory fees consisting of 2.75% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 5.5% of the funds we advance with respect to the investment. Paladin Advisors was entitled to acquisition and advisory fees of $214,500 relating to the acquisition of Retreat Apartments and Hilltop Apartments, which were paid during the six months ended June 30, 2008. The acquisition and advisory fees were capitalized as part of our investment in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, Retreat Apartments and Hilltop Apartments.

Asset Management Fees. Pursuant to the terms of the Advisory Agreement, an annual asset management fee is payable to Paladin Advisors monthly in an amount equal to one-twelfth of 0.6% of (1) the contract purchase price of a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 1.2% of the funds we advance with respect to the investment. Paladin Advisors receives this fee for supervising the management, leasing, development and construction services provided for our properties by third parties and management of real estate related investments. During the three months ended June 30, 2008, the Company paid Paladin Advisors $58,413 for asset management fees earned for the three months ended June 30, 2008. During the six months ended June 30, 2008, the Company paid Paladin Advisors $110,826 for asset management fees earned for the six months ended June 30, 2008.

Trends or Uncertainties

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Liquidity and Capital Resources

During the six months ended June 30, 2008, our sources of funds were:

•	net proceeds of $5,850,736 from the sale of 649,000 common shares in our Initial Public Offering; and

•	net operating income of $2,773,313 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “net loss” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss from continuing operations for the six months ended June 30, 2008:

Net Operating Income	$2,773,313
Equity in income of real estate joint venture	42,611
Interest income	56,089
Depreciation and amortization expense	(1,210,537)
Interest expense	(1,783,669)
General and administrative expenses	(755,906)
Minority Interest	23,613

Net Loss	$(854,486)

We are dependent upon the net proceeds to be received from the Initial Public Offering and our Follow-on Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related investments will be obtained from the Initial Public Offering and the Follow-On Offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter. We anticipate our sources of funds will continue to consist of the net proceeds of the Initial Public Offering and the Follow-On Offering and indebtedness. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Net cash provided by operating activities for the six months ended June 30, 2008 was $1,171,635 compared to net cash used in operating activities of $319,631 for the six months ended June 30, 2007 due to our acquisitions of Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007, Retreat Apartments in January 2008 and Hilltop Apartments in April 2008.

Net cash used in investing activities for the six months ended June 30, 2008 was $17,772,759, which included $17,710,365 relating to the purchase of real estate and improvements and an increase in restricted cash of $90,083, less distributions from real estate joint venture in excess of equity in earnings of $27,689. Net cash used in investing activities for the six months ended June 30, 2007 was $619,356, which included $76,339 relating to the expenditure of real estate and improvements and an increase in restricted cash of $578,498, less distributions from real estate joint venture in excess of equity in earnings of $35,481.

Net cash provided by financing activities was $19,541,624 for the six months ended June 30, 2008 related to $6,475,704 in proceeds from the issuance of common shares in our Initial Public Offering, $13,600,000 of borrowings from mortgages payable and $1,029,225 decrease in due from affiliates offset primarily by $33,238 of payments on mortgages payable, $159,050 in deferred loan costs, $624,965 of selling commissions and dealer manager fees, $210,528 of offering costs, $331,729 of dividends paid and $146,967 distributions to minority interest. Net cash provided by financing activities for the six months ended June 30, 2007 was $4,449,574 primarily related to $9,931,287 in proceeds from the issuance of common shares in our Initial Public Offering offset primarily by $3,800,000 of payments on note payable to affiliate, $937,481 of selling commissions and dealer manager fees, $306,603 of offering costs, $298,760 increase in due to affiliate and $107,288 of dividends paid.

Mortgages Payable

We have mortgage loans in an aggregate amount of $61,695,887 outstanding, consisting of (1) $16,350,000 incurred in connection with the acquisition of our interest in Champion Farms Apartments, (2) $16,500,000 incurred in connection with the acquisition of our interest in Fieldstone Apartments, (3) $4,745,887 incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, (4) $6,250,000 incurred in connection with the acquisition of our interest in Pheasant Run Apartments, (5) $13,600,000 incurred in connection with the acquisition of our interest in Retreat Apartments and (6) $4,250,000 incurred in connection with the acquisition of our interest in Hilltop apartments. These mortgage notes payable are described in detail in Note 4 to our consolidated financial statements included herein.

Leverage Policy

Our charter as in effect on June 30, 2008 did not permit borrowings that would cause our aggregate borrowings to exceed 65% of the aggregate asset value of all of our real estate and real estate related investments, unless approved by our independent directors and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. At year end December 31, 2007, our leverage exceeded 65%, and as a result of the addition of the mortgage loan secured by the Retreat Apartment and Hilltop Apartments, our leverage continued to exceed 65% as of June 30, 2008. In accordance with our charter, our board of directors, including our independent directors, approved the addition of the mortgage loan secured by the Retreat Apartments and Hilltop Apartments and the continuation of our leverage exceeding 65%.

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

On March 25, 2008, we amended our bylaws to include a provision that requires our board of directors, in applying and calculating the 65% leverage limitation, to further ensure that the maximum amount of our aggregate borrowings, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, do not exceed 300% of the our net assets. The provision further mandates that any excess in borrowing over such 300% leverage limitation shall be approved by a majority of our independent directors and disclosed to shareholders in our next quarterly report, along with a justification for such excess. As of June 30, 2008, our aggregate borrowings did not exceed 300% of our net assets.

Dividends

We paid $848,856 in dividends during the six months ended June 30, 2008. Our board of directors has declared dividends for the periods listed below to stockholders of record as the close of business each day during the applicable period and paid on the dates listed below.

Month	Annualized Rate Declared (1)	Date Paid	Total Dividends
December 1, 2007 to December 31, 2007	6.0%	January 15, 2008	$130,354
January 1, 2008 to January 31, 2008	6.0%	February 15, 2008	$134,933
February 1, 2008 to February 29, 2008	6.0%	March 17, 2008	$131,386
March 1, 2008 to March 31, 2008	6.0%	April 15, 2008	$145,938
April 1, 2008 to April 30, 2008	6.0%	May 15, 2008	$148,235
May 1, 2008 to May 31, 2008 (2)	6.0%	June 16, 2008	$158,010

(1)	Dividends were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On May 28, 2008, our board of directors declared dividends for the month of June that totaled approximately $159,000 when paid on July 15, 2008. On June 24, 2008, our board of directors declared dividends for the month of July that totaled approximately $171,000 when paid on August 15, 2008. On July 28, 2008, our board of directors declared dividends for the month of August that will total approximately $174,000 when paid on September 15, 2008.

Each of our seven real estate investments is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive on an unconsolidated basis, and the operations of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments and the Hilltop Apartments on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the minority interest held by our joint venture partner. As structured as of June 30, 2008, our investment in Champion Farms Apartments represented a 70% ownership interest, our investment in Fieldstone Apartments a 65% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest, our investment in Pheasant Run Apartment a 97.5% ownership interest, a 97.5% ownership interest in the Retreat Apartments and a 49.0% ownership interest in Hilltop Apartments. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital and by the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for the Retreat Apartment and Hilltop Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 12.0% return on our invested capital. The following chart compares cash distributions received from the Company’s investments in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments and Hilltop Apartments during the year ended December 31, 2007 and the six months ended June 30, 2008 with dividends paid during the same period.

Summary of Cash Distributions from the Company’s Investments

	801 Fiber Optic	Champion Farms Apartments	Fieldstone Apartments	Pinehurst Apartment Homes	Pheasant Run Apartments	Retreat Apartments	Hilltop Apartments	Total
Summary of Cash Distributions from Investments:
Year ended December 31, 2007	$166,500	$378,129	$303,932	$63,768	$62,054	N/A	N/A	$974,383
Six months ended June 30, 2008	70,300	230,531	193,412	108,510	118,896	$145,116	$29,050	895,815

Summary of Dividends Paid
Year ended December 31, 2007								$969,937
Six months ended June 30, 2008								$848,856

Of the $848,856 dividends noted above, $331,729 was paid in cash and $517,127 was paid through the dividend reinvestment plan in the form of additional shares issued.

As shown in the charts, cash distributions from our investments have exceeded the dividends paid for the year ended December 31, 2007 and the six months ended June 30, 2008. In addition, for the six months ended June 30, 2008, cash flow from operations was $1,171,635, which exceeds the amount of dividends paid in cash. Paladin Advisors has paid expenses on our behalf and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. We are dependent on Paladin Advisors to support our financial position currently because of our small size. As we continue to grow by selling shares in our Follow-On Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors.

For the six months ended June 30, 2008, Paladin Advisors and its affiliates had incurred on our behalf $373,540 in general and administrative expenses. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has deferred (without interest) repayment of these expenses. The payment of these obligations in future periods may impact our ability to pay future dividends. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expenses or fees, our ability to pay dividends to our stockholders could be adversely affected, and we may be unable to pay dividends to our stockholders, or such dividends could decrease significantly. Additionally, if Paladin Advisors continues to pay expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact on our ability to pay dividends in future periods as well as potentially adversely impact the value of your investment.

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

Off-Balance Sheet Arrangements

As of June 30, 2008 and December 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2008, we had outstanding fixed-rate debt of approximately $61.7 million.

As of June 30, 2008, the fair value of our fixed-rate debt is estimated to be $61.1 million, compared to its carrying value of $61.7 million. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates as of June 30, 2008.

A 50 basis point increase in interest rates on our fixed-rate debt would decrease the fair value of our $61.7 million fixed-rate debt by approximately $1.8 million. A 50 basis point decrease in interest rates on our fixed-rate debt would increase the fair value of our $61.7 million fixed-rate debt by approximately $2.1 million.

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

There were no material changes in our Risk Factors as previously disclosed in Item 1A of our Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Initial Public Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise a maximum of 38,500,000 shares of our common stock for $10.00 per share and up to 3,500,00 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. As of June 30, 2008, we had sold 3,295,927 shares of common stock in the Initial Public Offering, raising gross proceeds of $32,863,215. From this amount, we have incurred $2,966,001 in selling commissions and dealer manager fees to our dealer managers, $6,771,035 in organization and offering costs (of which $989,285 has been recorded in our financial statements), $1,070,973 in acquisition and advisory fees and $316,676 in asset management fees.

For information regarding how we used the net proceeds from our Initial Public Offering (along with how we used cash from operating activities) through June 30, 2008, see our consolidated statements of cash flows included in this report, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and in our Annual Report on Form 10-K for the year ended December 31, 2007.

During the quarter ended June 30, 2008, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program		(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	—	$—	—	(1)
May 1, 2008 to May 31, 2008	6,110	$9.30	6,110	(1)
June 1, 2008 to June 30, 2008	—	$—	—	(1)

(1)	Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) during any 12-month period, we will not redeem in excess of 3.0% of the number of shares outstanding as of the beginning of such 12-month period; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our dividend reinvestment plan such that in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 19, 2008, we held our annual meeting of stockholders (the “Annual Meeting”) in Los Angeles, California for the purpose of: (1) electing individuals to serve as directors of the Company as provided in the

Company’s Charter, (2) approving ten proposal to amend certain provisions of the Charter as described in the Proxy Statement for the Annual Meeting and (3) transacting other business properly coming before the Annual Meeting. The total number of shares of common stock entitled to vote at the Annual Meeting was 3,030,264, of which 1,916,470 shares, or 63%, were present in person or by proxy.

The following sets forth the results of the election of directors:

Name of Director	For	Withheld
James R. Worms	1,883,250	33,220
Michael B. Lenard	1,883,679	32,791
John A. Gerson	1,883,679	32,791
Harold H. Greene	1,883,250	33,220
Harvey Lenkin	1,883,679	32,791
Michael L. Meyer	1,883,679	32,791
Christopher H. Volk	1,883,250	33,220

The following sets forth the results of the ten proposed Charter amendments as described in the Proxy Statement:

Proposal	For	Against	Abstention
Proposal 2A – Specific Powers and Authority of the Board of Directors	1,797,273	30,773	88,423
Proposal 2B – Election, Vacancies, Resignation or Removal of Directors	1,800,169	14,510	101,791
Proposal 2C – Suitability Standards	1,772,527	51,839	92,105
Proposal 2D – Removal of Restriction on Appraisal Rights	1,719,980	67,469	129,021
Proposal 2E – Removal of Certain Investment Limitations	1,670,048	115,413	131,009
Proposal 2F – Limitation of Liability of Directors and Officers	1,630,039	165,210	121,221
Proposal 2G – Indemnification	1,696,995	76,702	142,773
Proposal 2H – Amendments to the Charter	1,731,305	50,685	134,481
Proposal 2I – Duration of the Company	1,755,629	41,178	119,663
Proposal 2J – Certain Miscellaneous, Non-Substantive Items	1,758,796	43, 291	43,291

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q on August 15, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Prospectus included in the Registrant’s Post-Effective Amendment No. 5 filed on April 6, 2007 and incorporated herein by reference).

Exhibit No.	Description

4.2	Paladin Realty Income Properties, Inc. Dividend Reinvestment Plan (filed as Appendix C to the Prospectus included in the Registrant’s Post-Effective Amendment No. 5 filed on April 6, 2007 and incorporated herein by reference).

10.1	Amended and Restated Operating Agreement of Park Hill Partners I, LLC, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.2	Contribution Agreement, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.3	Multifamily Note, effective as of November 30, 2007, made by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.4	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as November 30, 2007, by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.5	Guaranty, dated November 30, 2007, by James E. Lippert in favor NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: August 14, 2008	By:	/s/ JAMES R. WORMS
James R. Worms President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ JOHN A. GERSON
John A. Gerson Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q on August 15, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Prospectus included in the Registrant’s Post-Effective Amendment No. 5 filed on April 6, 2007 and incorporated herein by reference).

4.2	Paladin Realty Income Properties, Inc. Dividend Reinvestment Plan (filed as Appendix C to the Prospectus included in the Registrant’s Post-Effective Amendment No. 5 filed on April 6, 2007 and incorporated herein by reference).

10.1	Amended and Restated Operating Agreement of Park Hill Partners I, LLC, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.2	Contribution Agreement, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.3	Multifamily Note, effective as of November 30, 2007, made by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.4	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as November 30, 2007, by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.5	Guaranty, dated November 30, 2007, by James E. Lippert in favor NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.