Form 10-Q
period 2008-09-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2008-11-10
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 3,608,797 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited)	2

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T.	Controls and Procedures	37

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
Real Estate:
Building and improvements	$88,908,471	$49,726,454
Land	22,221,677	6,131,578
Furniture, fixtures and equipment	3,381,470	1,136,256
In-place leases	1,099,508	1,069,508

	115,611,126	58,063,796
Less: Accumulated depreciation and amortization	(4,271,098)	(2,300,170)

Total real estate, net	111,340,028	55,763,626
Investment in real estate joint venture	1,619,170	1,666,265
Cash and cash equivalents	3,219,133	4,230,937
Restricted cash	7,394,015	1,328,202
Prepaid insurance and other assets, net	1,633,922	947,961
Due from affiliates	—	926,416

TOTAL ASSETS	$125,206,268	$64,863,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages payable	$90,379,276	$43,879,125
Due to affiliates	626,311	—
Unaccepted subscriptions for common shares	135,000	210,210
Accrued expenses and other liabilities	2,905,403	907,333
Distributions payable	351,307	263,426

Total Liabilities	94,397,297	45,260,094

Minority interest	6,237,402	256,902

Stockholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 3,547,051 shares and 2,608,023 shares issued, respectively	35,470	26,080
Additional paid-in capital	31,163,059	22,863,824
Treasury shares, at cost – 16,095 shares and 2,537 shares respectively	(149,681)	(23,593)
Accumulated deficit and dividends	(6,477,279)	(3,519,900)

Total stockholders’ equity	24,571,569	19,346,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,206,268	$64,863,407

See notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues
Rental income	$2,982,422	$1,186,260	$7,404,364	$3,404,464
Other income	239,941	93,494	648,888	278,329
Interest income	17,538	49,665	73,627	71,504

Total Revenues	3,239,901	1,329,419	8,126,879	3,754,297
Expenses
Property operating expenses	1,227,650	369,951	2,930,198	1,093,961
Real property taxes	244,179	99,851	599,207	297,106
General and administrative expenses	508,720	237,491	1,264,626	695,340
Interest expense, including amortization of deferred loan costs	1,214,230	554,108	2,997,899	1,662,790
Depreciation and amortization expense	766,775	347,950	1,977,312	1,196,750

Total Expenses	3,961,554	1,609,351	9,769,242	4,945,947
Loss before equity in earnings and minority interest	(721,653)	(279,932)	(1,642,363)	(1,191,650)
Equity in earnings from real estate joint venture	17,594	20,998	60,205	63,217
Minority interest	37,911	28,707	61,524	164,395

Net loss	$(666,148)	$(230,227)	$(1,520,634)	$(964,038)

Net loss per common share
Basic	$(0.20)	$(0.11)	$(0.49)	$(0.63)
Diluted	$(0.20)	$(0.11)	$(0.49)	$(0.63)
Weighted average number of common shares outstanding
Basic	3,398,882	2,081,052	3,091,344	1,525,507
Diluted	3,398,882	2,081,052	3,091,344	1,525,507

See notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2008

(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Deficit and Dividends	Total Stockholders’ Equity
	Common shares	Amount	Treasury Shares	Amount
BALANCE, December 31, 2007	2,608,023	$26,080	2,537	$(23,593)	$22,863,824	$(3,519,900)	$19,346,411

Issuance of common shares	856,447	8,564	—	—	8,563,622	—	8,572,186
Treasury share purchased	—	—	13,558	(126,088)	—	—	(126,088)
Selling commissions and dealer manager fees	—	—	—	—	(824,820)	—	(824,820)
Offering costs	—	—	—	—	(282,478)	—	(282,478)
Share-based compensation expense	—	—	—	—	29,946	—	29,946
Distributions declared	—	—	—	—	—	(1,436,745)	(1,436,745)
Shares issued pursuant to Distribution Reinvestment Plan	82,581	826	—	—	812,965	—	813,791
Net Loss	—	—	—	—	—	(1,520,634)	(1,520,634)

BALANCE, September 30, 2008	3,547,051	$35,470	16,095	$(149,681)	$31,163,059	$(6,477,279)	$24,571,569

See notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,520,634)	$(964,038)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Equity in earnings from real estate joint venture	(60,205)	(63,217)
Distributions from real estate joint venture	60,205	63,217
Depreciation and amortization expense	1,977,312	1,196,750
Amortization of deferred loan costs	46,482	71,569
Amortization of deferred compensation	29,946	29,917
Minority interest	(61,524)	(164,395)
Changes in operating assets and liabilities:
Increase in restricted cash	(360,427)	(271,175)
Increase in prepaid insurance and other assets	(222,342)	(135,320)
Increase in due to affiliates	604,290	55,139
Increase in accrued expenses and other liabilities	865,683	73,773

Net cash provided by/ (used in) operating activities	1,358,786	(107,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of / expenditures for real estate and improvements	(52,159,562)	(11,028,406)
Increase in restricted cash	(5,780,596)	(179,750)
Decrease in due to affiliates	—	(578,498)
Refundable deposits	—	(532,400)
Distributions from real estate joint venture in excess of equity in earnings	47,095	14,483

Net cash used in investing activities	(57,893,063)	(12,304,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	42,300,000	6,250,000
Payments on mortgages payable	(49,849)	—
Payments on notes payable to affiliate	—	(3,800,000)
Deferred loan costs	(407,186)	(372,854)
Decrease in restricted cash	75,210	113,403
Proceeds from issuance of common shares	8,572,186	14,155,572
Treasury shares purchased	(126,088)	(23,593)
Decrease in unaccepted subscriptions for common stock	(75,210)	(113,403)
Selling commissions and dealer manager fees	(824,820)	(1,321,546)
Offering costs	(282,478)	(439,220)
Decrease (increase) in due from affiliates	948,437	(499,829)
Distributions paid	(535,072)	(212,592)
Contributions from minority interest	6,080,315	129,574
Distributions to minority interest	(152,972)	(7,988)

Net cash provided by financing activities	55,522,473	13,857,524

Net (decrease) / increase in cash and cash equivalents	(1,011,804)	1,445,173
Cash and cash equivalents—beginning of period	4,230,937	976,231

Cash and cash equivalents—end of period	$3,219,133	$2,421,404

Supplemental disclosure of non-cash investing and financing activities
Mortgage loan assumed in connection with purchase of real estate	$4,250,000	$4,795,763
Distributions payable	$351,307	$225,877
Common stockholder distributions reinvested in accordance with Distribution Reinvestment Plan	$813,791	$406,991
Accrued expenses for real estate and improvements accrued but unpaid	$1,132,387	$—
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,732,622	$1,611,877

See notes to consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008 and 2007 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 to invest in a diversified portfolio of real estate investments, including investments in real properties and real estate related investments, focusing primarily on investments that produce current income. Paladin REIT owns interests in eight income-producing properties as of September 30, 2008, consisting of 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is 100% leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000; Fieldstone Apartments, a 266-unit multifamily community property built in 2001; Pinehurst Apartment Homes, a 146-unit multifamily rental community built in two phases in 1986 and 1988; Pheasant Run Apartments, a 160-unit multifamily rental community built in 1985; Retreat Apartments, a 342-unit multifamily rental community built in 1984; Hilltop Apartments, a 124-unit multifamily rental community built in 1986; and Conifer Crossing, a 420-unit multifamily rental community built in 1981. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include first mortgages or second mortgages, mezzanine loans or preferred equity investments relating to the same types of properties that Paladin REIT may acquire directly. Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an advisory agreement dated February 28, 2005, as amended February 28, 2008 and as amended and restated as of July 18, 2008 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real estate and real estate related investments it acquires, subject to oversight by the board of directors of Paladin REIT. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Public Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Public Offering terminated on July 28, 2008 in connection with the commencement of Paladin REIT’s follow-on offering (the “Follow-On Offering” and collectively with the Initial Public Offering, the “Offerings”) on July 28, 2008. As of September 30, 2008 Paladin REIT had received proceeds of $35,256,362 for 3,534,551 shares in the Offerings.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of September 30, 2008 and December 31, 2007, Paladin Advisors held a 0.6% and 0.8% limited partnership interest, respectively, and Paladin REIT held a 99.4% and 99.2% general partnership interest, respectively, in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to continue to increase as Paladin REIT invests net proceeds from the Offerings in Paladin OP. Paladin REIT had no operations prior to November 2, 2005.

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

September 30, 2008 and 2007 (unaudited)

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

Investments

The Company follows the provisions of FIN 46R and the Company is required to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the Company determines that the joint venture is a “variable interest entity” (“VIE”) and that the Company is the “primary beneficiary” as defined in FIN 46R, it will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE, the Company considers other relevant accounting literature including Accounting Principles Board Opinion 18— “The Equity Method of Accounting for Investments in Common Stock,” Statement of Position (“SOP”) 78-9— “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force Issue (“EITF”) 04-5 to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, the Company determines whether it should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not the Company exercises control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of the Company’s partners. To the extent that the Company is deemed to control these entities, these entities will be consolidated.

As of September 30, 2008, Paladin OP held a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), an 83% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”), a 97.5% ownership interest in KC Pinehurst Associates, LLC (“KC Pinehurst”), a 97.5% ownership interest in KC Pheasant Associates, LLC (“KC Pheasant”), a 97.5% interest in KC Retreat Associates, LLC (“KC Retreat”), a 49% interest in Park Hill Partners I, LLC (“Park Hill”), a 42.5% ownership interest in FPA/PRIP Conifer, LLC (“FPA/PRIP”) and a 74% ownership interest in PRIP 801, LLC as described in Note 3. Paladin REIT has

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

determined that Paladin OP and the entities in which it has invested are not VIEs. Paladin REIT consolidates Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant, and KC Retreat, as it is the majority owner and exercises control over all significant decisions. Paladin REIT also consolidates Park Hill and FPA/PRIP because it holds a significant ownership interest and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Accounts Receivable

Accounts receivable is included in other assets in the consolidated balance sheets. Bad debts are recorded under the specific identification method, whereby, uncollectible receivables are directly written off when identified.

Use of Estimates

The presentation of the consolidated financial statements requires management to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of the property, plant and equipment, and valuation allowances for receivables. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities at the date of purchase of three months or less.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and Paladin REIT receives the subscription proceeds. Restricted cash included $135,000 and $210,210 as of September 30, 2008 and December 31, 2007, respectively, for proceeds that were held in escrow. At September 30, 2008 and December 31, 2007, restricted cash also included $6,709,015 and $567,992 held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders. At September 30, 2008 and December 31, 2007, restricted cash also included $550,000 held in a restricted account as collateral for a letter of credit as described in Note 3.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the nine months ended September 30, 2008 and 2007 in the accompanying consolidated financial statements.

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

In accordance with FIN 48, the Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded that there were no material FIN 48 uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the nine months ended September 30, 2008 and 2007.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3.0% limitation of the gross proceeds from the Offerings pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in Note 6.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

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

The average invested assets of the Company for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. The net income of the Company for any period is equal to the Company’s total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under U.S. generally accepted accounting principles (including the asset management fee), but excluding organization and offering expenses, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

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

Per Share Data

The Company presents both basic and diluted loss per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to independent directors totaling 4,000 and 8,000 shares for the nine months ended September 30, 2008 and 2007, respectively, but are excluded from the calculation as their effect would be antidilutive.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for common shares include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of September 30, 2008 and December 31, 2007.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, other assets, distributions payable and other liabilities approximate the carrying values due to the short-term nature of these financial

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

instruments. As of September 30, 2008, the mortgage loans payable had an estimated fair value of approximately $88.4 million compared to the carrying value of $90.4 million. As of December 31, 2007, the mortgage loans payable had an estimated fair value of approximately $44.1 million compared to the carrying value of $43.9 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of September 30, 2008 and December 31, 2007.

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

The Company records compensation expense for restricted common stock as required by SFAS No. 123(R), “Share-Based Payment, revised 2004” (“SFAS No. 123(R)”). Compensation expense for common stock unvested at March 21, 2006 was based on the grant date fair value of the common shares calculated under SFAS No. 123(R) and will be recognized using the straight-line attribution method, assuming no forfeitures. For the nine months ended September 30, 2008 and 2007, the Company recorded $29,946 and $29,917, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. Total unamortized compensation costs on non-vested shares at September 30, 2008 and December 31, 2007 is $6,876 and $36,822, respectively, and at September 30, 2008 the remaining weighted average period over which it is expected to be recognized is approximately two months.

As of September 30, 2008, 8,000 shares have vested. There are 4,000 shares unvested and there have been no forfeitures as of September 30, 2008. As of December 31, 2007, 8,000 shares have vested. There were 4,000 shares unvested and there were no forfeitures as of December 31, 2007.

Reportable Segments

FASB SFAS No. 131, “Disclosures About Segments of Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which owns interests in real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of September 30, 2008, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company’s adoption of SFAS No. 157, as of January 1, 2008, did not have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company has adopted SFAS No. 159 effective January 1, 2008 and has elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption. However, the Company does reserve the right to elect to measure future eligible financial assets or liabilities at fair value.

In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66. EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007. The adoption of EITF 07-6 on January 1, 2008 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” which will require noncontrolling interests (currently referred to as minority interest) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attributed net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

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

On August 4, 2008, a wholly-owned subsidiary of Paladin OP, PRIP 3383, LLC purchased a 42.5% interest in FPA/PRIP, a joint venture between PRIP 3383, LLC and FPA Conifer Investors, LLC. On August 5, 2008, FPA/PRIP purchased Conifer Crossing. Conifer Crossing is a 420-unit multifamily rental community developed

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

in 1981. The apartment complex is located in Norcross, Georgia. Including funds earmarked for renovation and closing costs, the total capitalization for this investment was approximately $39,385,000. FPA/PRIP secured a mortgage loan of $28.7 million to finance the acquisition. As a condition to the loan, FPA/PRIP was required to fund an escrow account with approximately $6,613,500 for the payment for such repairs and improvements pursuant to a Repair Escrow Agreement dated August 5, 2008. Paladin OP’s investment in FPA/PRIP was $4.5 million. The Company paid an acquisition fee payable to Paladin Advisors in the amount of $251,268 in connection with the acquisition of Conifer Crossing.

The operating agreement for FPA/PRIP provides that the Company will receive priority in distributions of operating cash flow until the Company has received at least 8.5% on its invested equity, after which the Company’s co-venture partner will receive distributions until the co-venture partner has reached the same 8.5% on its invested equity. If the Company’s pro rata distribution exceeds 9.0% in a calendar year, the Company will share 20% of its excess distributions with its co-venture partner as a cash flow bonus.

The operating agreement also provides for distributions of sale proceeds, if any, as follows. First, the Company and the co-venture partner will receive a 100% return of our equity investments. Second, the Company and the co-venture partner will receive pro rata distributions until the Company and the co-venture partner each have received a 12.0% internal rate of return on their invested capital. Third, the Company will share its pro rata portion of fifty percent of the remaining distributions with the co-venture partner and the co-venture partner will receive all of the other fifty percent of the remaining distributions as incentive compensation.

In connection with Paladin OP’s acquisition of its interest in Glenwood, which owns Fieldstone Apartments, Shiloh Crossing Partners II, LLC (“Shiloh II”) was granted the right to require Paladin OP to purchase up to an additional 25% ownership interest in Glenwood from Shiloh II upon the occurrence of certain events and the achievement of certain financial benchmarks at Fieldstone Apartments at a cost of $62,500 per 1% of ownership interest. On June 2, 2008, Shiloh II notified Paladin OP that it intended to sell an additional 18% ownership interest to Paladin OP. Paladin OP reviewed the notice and confirmed that the necessary events had occurred and the required financial benchmarks had been achieved. On July 1, 2008, Paladin OP purchased the additional interest in Glenwood from Shiloh II for $1,125,000. Paladin OP now holds an 83% ownership interest in Glenwood. Fieldstone Apartments is a 266-unit luxury multifamily rental community built in 2001. The Company also paid an acquisition fee payable to Paladin Advisors of $61,875 in connection with the purchase of the additional ownership interest in Glenwood.

Also in connection with Paladin OP’s initial acquisition of its interest in Glenwood, a wholly owned subsidiary of Paladin OP, PRIP 10637, LLC, entered into a Phase II Option Agreement (“Option Agreement”) with Glenwood Housing Partners II, LLC, an Indiana limited liability company (“Glenwood II”). Glenwood II owns a parcel of land adjacent to Fieldstone Apartments upon which it may construct 88 apartment units with an aggregate of 97,640 square feet of rentable space to be leased, managed and operated as Phase II of the Fieldstone Apartments. The Option Agreement grants PRIP 10637, LLC an ongoing option to purchase at least a 70% but not more than 90% beneficial ownership interest in Glenwood II or any affiliated entity that owns the parcel and developments thereon. PRIP 10637 may exercise the option at any time after the completion of development and stabilization of the project. If exercised, the purchase price for the option interest will be determined by a formula that utilizes market-rate variables as of that future date.

In addition, Paladin OP holds a 70% ownership interest in Springhurst, which owns Champion Farms Apartments. Champion Farms Apartments is a 264-unit luxury multifamily rental community built in 2000. Paladin OP also holds a 97.5% ownership interest in KC Pinehurst, which owns Pinehurst Apartment Homes a

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

146-unit multifamily rental community built in two phases in 1986 and 1988. Also, Paladin OP holds a 97.5% ownership interest in KC Pheasant, which owns Pheasant Run Apartments, a 160-unit multifamily rental community built in 1985.

In connection with Paladin OP’s acquisition of its interest in Springhurst, Buckingham Springhurst, LLC was granted the right to require Paladin OP to purchase up to an additional 20% ownership interest in Springhurst from Buckingham Springhurst, LLC upon the occurrence of certain events and the achievement of certain financial benchmarks at Champion Farms Apartments at a cost of $67,500 per 1% of ownership interest. As of September 30, 2008, Paladin OP has not been required to purchase additional interests in Springhurst by Buckingham Springhurst, LLC.

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

The Company consolidates FPA/PRIP, Park Hill, KC Retreat, KC Pinehurst, KC Pheasant, Springhurst and Glenwood.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

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

Condensed financial information of PRIP 801, LLC is summarized as follows:

Condensed Balance Sheets

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Investment in real estate, net	$3,874,170	$3,934,812
Other assets, net	112,750	141,911

Total Assets	$3,986,920	$4,076,723

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000	$1,950,000
Other liabilities	9,230	38,116
Members’ equity	2,027,690	2,088,607

Total Liabilities and Members’ Equity	$3,986,920	$4,076,723

Company’s share of Members’ Equity*	$1,500,577	$1,545,655

Condensed Statements of Income

(unaudited)

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Revenues and interest income	$84,600	$84,714	$253,986	$254,053
Expenses	(59,916)	(55,430)	(169,903)	(165,901)

Net income	$24,684	$29,284	$84,083	$88,152

Company’s share of net income*	$18,266	$21,670	$62,221	$65,233

*	The difference in the Company’s share of Members’ Equity and the Company’s share of net income reflected above compared to the Company’s balance sheets and statements of operations is attributed to the depreciation expense of the acquisition costs incurred by the Company.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

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

In general, the mortgage loan may not be prepaid until January 31, 2008 and as of September 30, 2008 it has not been prepaid. In general, no sale, encumbrance or other transfer of an interest in the property is permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO, LLC has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, Paladin Realty has agreed to fully indemnify Mr. Gilbert against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property. In addition PRIP 801, LLC has entered into an environmental and hazardous substance indemnification agreement.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

4. Mortgages Payable

Mortgages Payable

Mortgage loans payable consisted of the following:

	September 30, 2008	December 31, 2007
Mortgage loan payable — interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by the Champion Farms Apartments property (1)	$16,350,000	$16,350,000
Mortgage loan payable — interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,500,000	16,500,000
Mortgage loan payable — principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,729,276	4,779,125
Mortgage loan payable — interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000
Mortgage loan payable — interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	—
Mortgage loan payable — interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	—
Mortgage loan payable — interest only at 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,700,000	—

Total mortgage loans payable	$90,379,276	$43,879,125

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the Promissory Note will be due and payable.

(4)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(6)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.

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

Paladin REIT’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be Paladin REIT’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of Paladin REIT’s assets before non-cash reserves and depreciation. As of September 30, 2008, Paladin REIT’s borrowings did not exceed 300% of the value of its net assets.

5. Stockholders’ Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s charter, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common shares as the consideration paid for each such preferred share bears to the book value of each outstanding common share. As of September 30, 2008 and December 31, 2007, Paladin REIT had not issued any preferred shares.

Redemptions

As of August 28, 2008, Paladin REIT’s Share Redemption Program was amended as follows. Paladin REIT now waives the one-year holding period in the event of the death or qualifying disability of a stockholder. During any 12-month period, Paladin REIT will not redeem in excess of 10.0% of the number of shares of common stock that were outstanding as of the beginning of such 12-month period. Previously, Paladin REIT was limited to redemptions not in excess of 3.0% of the number of shares of common stock outstanding at the beginning of such 12-month period. Finally, certain fees charged by Paladin REIT’s registrar and transfer agent, Phoenix American Financial Services, Inc., for share redemptions are now charged to investors seeking to redeem shares of common stock pursuant to the program.

During July 2008, six stockholders redeemed 7,448 shares for $69,260. As of September 30, 2008, a total of 13 stockholders have redeemed 16,095 shares for $149,681 since the beginning of the Initial Public Offering. The redemptions have been recorded as treasury shares.

Distributions

The board of directors has declared distributions since December 2005 in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period. Distributions have been declared on a monthly basis to stockholders of record as of the close of business each day during the applicable month and paid generally on the 15th day of the following month, unless the 15th day of the month is not a business day. Distributions to stockholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed Paladin REIT’s current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a dividend and reduce the stockholders’ basis in the common shares. All of Paladin REIT’s distributions declared and paid to date constitute a return of capital.

6. Related Party Transactions

Paladin Realty Securities, LLC (“Paladin Securities”), a wholly owned subsidiary of Paladin Advisors, began serving as the dealer manager for the Initial Public Offering pursuant to a dealer manager agreement dated June 5, 2007, as amended by the amendment to the dealer manager agreement dated February 23, 2008 (the “IPO Dealer Manager Agreement”). Pursuant to the terms of the IPO Dealer Manager Agreement, Paladin REIT paid Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and 4.0% of the gross offering proceeds from the sale of shares of its common stock pursuant to its dividend reinvestment plan. Paladin REIT also paid Paladin Securities a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering.

In connection with the Follow-On Offering, Paladin REIT entered into dealer manager agreement dated February 6, 2008 (the “Follow-On Dealer Manager Agreement”). Pursuant to the terms of the Follow-On Dealer

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

Manager Agreement Paladin REIT pays Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and Paladin REIT does not pay any commission from the sale of shares of its common stock pursuant to its distribution reinvestment plan. Paladin REIT also pays Paladin Securities a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers.

For the nine months ended September 30, 2008, Paladin REIT incurred $824,820 in selling commissions and dealer manager fees to Paladin Securities. For the year ended December 31, 2007, Paladin REIT incurred $667,153 in selling commissions and dealer manager fees to Paladin Securities.

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offerings and investment of funds in real properties and real estate related investments, among other services, as well as reimbursement for organization and offering costs incurred by Paladin Advisors on behalf of the Company and certain costs incurred by Paladin Advisors and its affiliates in providing services to the Company.

Amounts due (from) to Affiliates

	September 30, 2008	December 31, 2007
General and administrative expenses due to affiliates (1)	$746,021	$141,731
Organization and offering costs due (from) to affiliates (2)	(119,710)	(1,068,147)
Acquisition fees due to affiliates (3)	—	—

Total due (from) to affiliates	$626,311	$(926,416)
Deferred general and administrative expenses due to affiliates (4)	$1,881,361	$1,499,043
Deferred organization and offering costs due to affiliates (4)	$6,131,528	$4,354,293

(1)	During the three months ended September 30, 2008, the Company incurred $489,555 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company was able to recognize a total of $508,720 of general and administrative expenses in its consolidated statement of operations with the additional amount of $19,166 recorded as due to affiliate. During the three months ended September 30, 2008, the Company paid Paladin Advisors $70,164 for asset management fees for its eight properties. During the nine months ended September 30, 2008, the Company incurred $660,338 of general and administrative expenses. Due to the application of the 2%/25% Rule (as discussed in Note 2), the Company was able to recognize a total of $1,264,626 of general and administrative expenses in its consolidated statement of operations with the additional amount of $604,290 recorded as due to affiliate. During the nine months ended September 30, 2008 the Company paid Paladin Advisors $180,990 for asset management fees for its eight properties. Paladin Advisors has elected to defer (without interest) the net balance of $746,021 in general and administrative expenses due to affiliate.
(2)

Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 and 2007 (unaudited)

in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offerings and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offerings. Such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. For the nine months ended September 30, 2008, the Company paid $560,227 of offering costs. Due to the application of the 3.0% limitation, the Company was only able to recognize $282,478, which was charged to stockholders’ equity with the additional amount of $277,749 recorded as due from affiliate. On March 28, 2008 Paladin Advisors reimbursed the Company $1,226,186. Paladin Advisors is required to reimburse the balance of $119,710 within 60 days after the end of the Offerings.

(3)	Paladin Advisors was entitled to acquisition fees related to all acquisitions. During the nine months ended September 30, 2008, the Company paid $527,643 of acquisition fees to Paladin Advisors for these acquisitions.
(4)	Not reflected in the consolidated financial statements at September 30, 2008 and December 31, 2007 as these amounts have exceeded the Company’s limitations described above in footnotes 1 and 2.

7. Subsequent Events

Redemptions

In October 2008, eight stockholders redeemed 10,531 shares for $97,940.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the “SEC,” contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Paladin Realty Income Properties, Inc., which we refer to as “Paladin REIT” or the “Company,” and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	use of proceeds of our Offerings.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in Item 1A herein as well as Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

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

Overview

We are a Maryland corporation formed on October 31, 2003 to invest in a diversified portfolio of real estate investments, including investments in real properties and real estate related investments, focusing primarily on properties that produce current income. As of September 30, 2008, we owned interests in eight income-producing properties:

•	801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation;

•	Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000;

•	Fieldstone Apartments, a 266-unit multifamily community property built in 2001;

•	Pinehurst Apartment Homes, a 146-unit renovated multifamily community built in two phases in 1986 and 1988 and renovated in 2006;

•	Pheasant Run Apartments, a 160-unit multifamily community built in 1985 and renovated in 2003 and 2004;

•	The Retreat Apartments, a 342-unit multifamily community built in 1984 and renovated in 2004 and 2005;

•	Hilltop Apartments, a 124-unit multifamily community built in 1986; and

•	Conifer Crossing, a 420-unit multifamily community built in 1981.

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

Our Initial Public Offering terminated on July 28, 2008 in connection with the commencement of our Follow-On Offering on July 28, 2008.

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our stockholders equal at least the amount of our REIT taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate income tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state or local taxes on our income, property, or net worth and federal income and excise taxes on our undistributed income.

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

Conifer Crossing

On August 5, 2008, FPA/PRIP, a joint venture in which we own a 42.5% interest purchased Conifer Crossing located at 3383 Holcomb Bridge Road NW in Norcross, Georgia from Simpson Financing Limited Partnership, an unaffiliated third party. FPA Conifer Investors, LLC, an affiliate of Fowler Property Acquisitions, a San Francisco based real estate investment firm, owns the remaining 57.5% interest in FPA/PRIP. Fowler Property Acquisitions is not affiliated with us.

Including funds held in escrow for renovation and closing costs, the total capitalization for this investment was approximately $39,385,000. We paid an acquisition fee payable to Paladin Advisors pursuant to the terms of the Advisory Agreement of $251,268 in connection with our investment in Conifer Crossing. We will also pay Paladin Advisors an annual asset management fee of $50,254 pursuant to the terms of the Advisory Agreement.

In connection with the closing of the Conifer Crossing acquisition, FPA/PRIP obtained a loan from Freddie Mac in the amount of $28,700,000 as evidenced by a Multifamily Note dated August 5, 2008. The loan bears interest at a fixed rate of 5.96% and matures on September 1, 2015. The first three years are interest only with the remaining four years amortizing on a 30 year schedule. Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) 1.0% of the principal being repaid or (2) an amount calculated pursuant to a standard formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of our co-venture partner, but only upon the occurrence of certain limited events. As a condition to the loan, FPA/PRIP was required to fund an escrow account with approximately $6,613,500 for the payment for such repairs and improvements pursuant to a Repair Escrow Agreement dated August 5, 2008, or the Repair Escrow Agreement.

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

The operating agreement also provides for distributions of sale proceeds, if any, as follows. First, we and our co-venture partner will receive a 100% return of our equity investments. Second, we and our co-venture partner will receive pro rata distributions until we each have received a 12.0% internal rate of return on our invested capital. Third, we will share our pro rata portion of fifty percent of the remaining distributions with our co-venture partner and our co-venture partner will receive all of the other fifty percent of the remaining distributions as incentive compensation.

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

Investments

The Company follows the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2004), “Consolidation of Variable Interest Entities,” or FIN 46R, and the Company is required to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If we determine that the joint venture is a “variable interest entity” (“VIE”) and that we are the “primary beneficiary” as defined in FIN 46R, we will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE we consider other relevant accounting literature including Accounting Principles Board Opinion 18—“The Equity Method of Accounting for Investments in Common Stock,” Statement of Position (“SOP”) 78-9—“Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force Issue (“EITF”) 04-5 to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, we determine whether we should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities will be consolidated.

As of September 30, 2008, we held a 99.4% ownership interest in Paladin OP and Paladin OP held a 70% ownership interest in Springhurst, an 83% ownership interest in Glenwood, a 97.5% ownership interest in KC Pinehurst, a 97.5% ownership interest in KC Pheasant, a 97.5% interest in KC Retreat, a 49% interest in Park Hill, a 42.5% ownership interest in FPA/PRIP and a 74% ownership interest in PRIP 801, LLC, as described in Note 3 to the consolidated financial statements. We have determined that Paladin OP and the entities in which it has invested are not VIEs. We consolidate Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant, and KC Retreat, as we are the majority owner and exercise control over all significant decisions. We also consolidate each of Park Hill and FPA/PRIP because we hold a significant ownership interest and exercise control over all significant decisions. We account for our investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

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

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the nine months ended September 30, 2008 and 2007 in the accompanying consolidated financial statements.

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

In accordance with FIN 48, the Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded that there were no material FIN 48 uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the nine months ended September 30, 2008 and 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company’s adoption of SFAS No. 157 as of January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company has adopted SFAS No. 159 effective January 1, 2008 and has elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption. However, the Company does reserve the right to elect to measure future eligible financial assets of liabilities at fair value.

In September 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66. EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007. The adoption of EITF 07-6 as of January 1, 2008 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51,” which will require noncontrolling interests (currently referred to as minority interest) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attributed net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Rental income for the quarter ended September 30, 2008 was $2,982,422 compared to rental income of $1,186,260 for the quarter ended September 30, 2007. Our rental income has increased due to our acquisitions of Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007, Retreat Apartments in January 2008, Hilltop Apartments in April 2008 and Conifer Crossing in August 2008. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our investments in real estate acquired in 2007 and 2008 and future acquisitions of real estate investments.

Other income for the quarter ended September 30, 2008 was $239,941 compared to $93,494 for the quarter ended September 30, 2007. Other income consists of various tenant related charges and are recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for the quarter ended September 30, 2008 is attributable to our acquisitions in 2007 and 2008.

Property operating expenses for the quarter ended September 30, 2008 were $1,227,650 compared to $369,951 for the quarter ended September 30, 2007. The increase in property operating expenses for the quarter ended September 30, 2008 is attributable to our acquisitions in 2007 and 2008. We expect property operating expenses to continue to increase in future periods, as compared to historical periods as a result of our investments in real estate acquired in 2007 and 2008 and future acquisitions of real estate investments.

Real estate taxes were $244,179 for the quarter ended September 30, 2008 compared to $99,851 for the quarter ended September 30, 2007. The increase in real estate taxes in 2008 is a result of our acquisitions in 2007 and 2008.

General and administrative expenses were $508,720 for the quarter ended September 30, 2008 compared to $237,491 for the quarter ended September 30, 2007. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions and Agreements,” increased during the quarter ended September 30, 2008 due to the fact that our average invested assets increased as a result of our acquisitions in 2007 and 2008. We expect this trend to continue as we acquire additional real estate investments.

Interest expense, including amortization of deferred financing costs, was $1,214,230 for the quarter ended September 30, 2008 compared to $554,108 for the quarter ended September 30, 2007. The increase in interest expense was primarily related to the increase in mortgage notes payable from $43,895,763 as of September 30, 2007 to $90,379,276 as of September 30, 2008 as a result of our acquisitions in 2007 and 2008 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $766,775 for the quarter ended September 30, 2008 compared to $347,950 for the quarter ended September 30, 2007. The increase in depreciation and amortization expense is a result of our acquisitions in 2007 and 2008.

Loss allocated to minority interest increased from $28,707 for the quarter ended September 30, 2007 to $37,911 for the quarter ended September 30, 2008 and the increase was due mainly to the allocation of losses to the provisions of each project’s operating agreement.

Net loss increased from $230,227 for the quarter ended September 30, 2007 to $666,148 for the quarter ended September 30, 2008 primarily due to the net impact of items discussed above.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Rental income for the nine months ended September 30, 2008 was $7,404,364 compared to rental income of $3,404,464 for the nine months ended September 30, 2007. Our rental income has increased due to our acquisitions of Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007, Retreat Apartments in January 2008, Hilltop Apartments in April 2008 and Conifer Crossing in August 2008.

Other income for the nine months ended September 30, 2008 was $648,888 compared to $278,329 for the nine months ended September 30, 2007. Other income consists of various tenant related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for the nine months ended September 30, 2008 is attributable to our acquisitions in 2007 and 2008.

Property operating expenses for the nine months ended September 30, 2008 were $2,930,198 compared to $1,093,961 for the nine months ended September 30, 2007. The increase in property operating expenses for the nine months ended September 30, 2008 is attributable to our acquisitions in 2007 and 2008.

Real estate taxes were $599,207 for the nine months ended September 30, 2008 compared to $297,106 for the nine months ended September 30, 2007. The increase in real estate taxes in 2008 is a result of our acquisitions in 2007 and 2008.

General and administrative expenses were $1,264,626 for the nine months ended September 30, 2008 compared to $695,340 for the nine months ended September 30, 2007. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions and Agreements,” increased during the nine months ended September 30, 2008 due to the fact that our average invested assets increased as a result of our acquisitions in 2007 and 2008.

Interest expense, including amortization of deferred financing costs, was $2,997,899 for the nine months ended September 30, 2008 and $1,662,790 for the nine months ended September 30, 2007. The increase in interest expense was primarily related to the increase in mortgage notes payable from $43,895,763 as of September 30, 2007 to $90,379,276 as of September 30, 2008 as a result of our acquisitions in 2007 and 2008 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $1,977,312 for the nine months ended September 30, 2008 compared to $1,196,750 for the nine months ended September 30, 2007. The increase in depreciation and amortization expense is a result of our acquisitions in 2007 and 2008.

Loss allocated to minority interest decreased from $164,395 for the nine months ended September 30, 2007 to $61,524 for the nine months ended September 30, 2008 due mainly to the allocation of losses to the provisions of each project’s operating agreement.

Net loss increased from $964,038 for the nine months ended September 30, 2007 to $1,520,634 for the nine months ended September 30, 2008 primarily due to the net impact of items discussed above.

Related Party Transactions and Agreements

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the IPO Dealer Manager Agreement, we paid Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and 4.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to our dividend reinvestment plan. We also paid Paladin Securities a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Pursuant to the terms of the Follow-On Dealer Manager Agreement, we pay Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we do not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay Paladin Securities a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the nine months ended September 30, 2008, we incurred $824,820 in selling commissions and dealer manager fees to Paladin Securities.

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

We had incurred organization and offering costs of $7,312,136 as of September 30, 2008, which includes $6,131,528 of deferred organization and offering costs paid by Paladin Advisors as described in Note 6 of the notes to our consolidated financial statements included herewith. Such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. When recorded by us, organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. For the nine months ended September 30, 2008, we recognized $282,478 of offering costs.

As of September 30, 2008, $1,010,101 in offering costs have been charged to stockholders’ equity and $51,134 of organization costs were expensed in 2005.

Subject to the 3.0% limitation, the remaining $6,250,901 in organization and offering costs as of September 30, 2008 may be recognized in future periods as we receive additional proceeds of the Offerings.

Expense Reimbursement. Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. We will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income (the “2%/25% Rule”), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”). Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our net income for any period is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under U.S. generally accepted accounting principles (“GAAP”) (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

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

During the Expense Period ended September 30, 2008, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended September 30, 2008, $491,501 was paid by Paladin Advisors.

For the three months ended September 30, 2008, we incurred $489,555 in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule. Due to the application of the 2%/25% Rule, we were able to recognize $508,720 of general and administrative expenses in our consolidated statements of operations for the three months ended September 30, 2008 with the additional amount of $19,166 recorded as due to affiliate.

For the nine months ended September 30, 2008, we incurred $660,338 in general and administrative expenses. Due to the application of the 2%/25% Rule, we were able to recognize $1,264,626 of general and administrative expenses in our consolidated statements of operations for the nine months ended September 30, 2008 with the additional amount of $604,290 recorded as due to affiliate.

Acquisition Fees. Pursuant to the terms of the Advisory Agreement prior to its amendment and restatement effective July 18, 2008, we paid Paladin Advisors acquisition fees consisting of 2.75% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 5.5% of the funds we advance with respect to the investment. As amended, our Advisory Agreement provides for an acquisition fee in an amount equal to 1.5% of (1) the purchase price of a real property investment acquired directly; (2) our allocable cost of a property acquired in a joint venture or (3) with respect to real estate related investments, the funds advanced for such investment. Our allocable cost of a joint venture investment is equal the product of (i) the amount actually paid or allocated to the purchase, development, construction or improvement of properties by the joint venture, inclusive of expenses related thereto, and the amount of outstanding debt associated with such properties and the joint venture, and (ii) the Fund’s percentage economic interest in the joint venture.

Paladin Advisors was entitled to acquisition fees of $527,643 relating to the acquisition of Retreat Apartments, Hilltop Apartments, Conifer Crossing and the additional 18% membership interest in Glenwood, which were paid during the nine months ended September 30, 2008. The acquisition fees were capitalized as part of our investment in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, Retreat Apartments, Hilltop Apartments and Conifer Crossing.

Asset Management Fees. Pursuant to the terms of the Advisory Agreement prior to its amendment and restatement effective July 18, 2008, an annual asset management fee was payable to Paladin Advisors monthly in an amount equal to one-twelfth of 0.6% of (1) the contract purchase price of a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 1.2% of the funds we advanced with respect to the investment. Paladin Advisors received this fee for supervising the management, leasing, development and construction services provided for our properties by third parties and management of real estate related investments. As amended, the Advisory Agreement provides that we will pay Paladin Advisors on a monthly basis an asset management fee in an amount equal to one-twelfth of 0.6% of (1) the purchase price of a real property investment acquired directly; (2) our allocable cost of a property acquired in a joint venture or (3) with respect to real estate related investments, the funds advanced for such investment. Our allocable cost of a joint venture investment is calculated as set forth above under “Acquisition Fees.” Paladin Advisors may elect, in its sole discretion, to defer (without interest) payment of the asset management fee in any month by providing us written notice of such deferral.

During the three months ended September 30, 2008, we paid Paladin Advisors $70,164 for asset management fees earned for the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company paid Paladin Advisors $180,990 for asset management fees earned for the nine months ended September 30, 2008.

Trends or Uncertainties

The commercial real estate debt markets have recently been experiencing volatility as a result of certain factors including the failure of large lending institutions, the placement of Fannie Mae and Freddie Mac into the conservatorship of the U.S. government, the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. This has resulted in lenders decreasing the availability of debt financing as well as increasing the cost of debt financing. As our existing debt is fixed rate debt, our current portfolio will not be materially impacted by the current debt market environment. However, should the reduced availability of debt and/or the increased cost of borrowings continue, either by increases in the index rates or by increases in lender spreads, we will need to consider such factors in the evaluation of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

Our management is not aware of any other material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real estate and real estate related investments.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $7,747,366 from the sale of 856,447 common shares in our Offerings; and

•	net operating income of $4,523,847 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “net loss” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss from continuing operations for the nine months ended September 30, 2008:

Net Operating Income	$4,523,847
Equity in earnings from real estate joint venture	60,205
Interest income	73,627
Depreciation and amortization expense	(1,977,312)
Interest expense, including amortization of deferred loan costs	(2,997,899)
General and administrative expenses	(1,264,626)
Minority Interest	61,524

Net Loss	$(1,520,634)

We are dependent upon the net proceeds to be received from our Offerings to conduct our proposed activities. The capital required to make additional real property investments and real estate related investments will be obtained from the Offerings and from any indebtedness that we may incur in connection with the acquisition of any real properties and real estate related investments thereafter. We anticipate our sources of funds will continue to consist of the net proceeds from the Offerings and indebtedness. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $1,358,786 compared to net cash used in operating activities of $107,780 for the nine months ended September 30, 2007 due to our acquisitions of Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007, Retreat Apartments in January 2008, Hilltop Apartments in April 2008 and Conifer Crossing in August 2008.

Net cash used in investing activities for the nine months ended September 30, 2008 was $57,893,063, which included $52,159,562 relating to the purchase of real estate and improvements and an increase in restricted cash of $5,780,596, less distributions from real estate joint venture in excess of equity in earnings of $47,095. Net cash used in investing activities for the nine months ended September 30, 2007 was $12,304,571, which included $11,028,406 relating to the purchase of real estate and improvements, an increase in restricted cash of $179,750, a decrease of $578,498 in due to affiliates and $532,400 in payment of refundable deposits, less distributions from real estate joint venture in excess of equity in earnings of $14,483.

Net cash provided by financing activities was $55,522,473 for the nine months ended September 30, 2008 related to $8,572,186 in proceeds from the issuance of common shares in our Offerings, $42,300,000 of borrowings from mortgages payable, $6,080,315 of contributions from minority interest and $948,437 decrease in due from affiliates offset primarily by $49,849 of payments on mortgages payable, $407,186 in deferred loan costs, $126,088 of treasury shares purchased, $824,820 of selling commissions and dealer manager fees, $282,478 of offering costs, $535,072 of distributions paid and $152,972 of distributions to minority interest. Net cash provided by financing activities for the nine months ended September 30, 2007 was $13,857,524 primarily related to $14,155,572 in proceeds from the issuance of common shares in our Offerings, $6,250,000 of borrowings from in mortgages payable and $129,574 of contributions from minority interest offset primarily by $3,800,000 of payments on note payable to affiliate, $372,854 in deferred loan costs, $23,593 in treasury shares purchased, $1,321,546 of selling commissions and dealer manager fees, $439,220 of offering costs, $499,829 increase in due to affiliate, $212,592 of distributions paid and $7,988 distributions to minority interests.

Mortgages Payable

We have mortgage loans in an aggregate amount of $90,379,276 outstanding, consisting of (1) $16,350,000 incurred in connection with the acquisition of our interest in Champion Farms Apartments, (2) $16,500,000 incurred in connection with the acquisition of our interest in Fieldstone Apartments, (3) $4,729,276 incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, (4) $6,250,000 incurred in connection with the acquisition of our interest in Pheasant Run Apartments, (5) $13,600,000 incurred in connection with the acquisition of our interest in Retreat Apartments, (6) $4,250,000 incurred in connection with the acquisition of our interest in Hilltop apartments and (7) $28,700,000 incurred in connection with the acquisition of our interest in Conifer Crossing. These mortgage notes payable are described in detail in Note 4 to our consolidated financial statements included herein.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of September 30, 2008, our leverage did not exceed 300.0% of the value of our net assets.

Distributions

We paid $1,348,863 in distributions during the nine months ended September 30, 2008. Our board of directors has declared distributions for the periods listed below to stockholders of record as the close of business each day during the applicable period and paid on the dates listed below.

Month	Annualized Rate Declared (1)	Date Paid	Total Distributions
December 1, 2007 to December 31, 2007	6.0%	January 15, 2008	$130,354
January 1, 2008 to January 31, 2008	6.0%	February 15, 2008	$134,933
February 1, 2008 to February 29, 2008	6.0%	March 17, 2008	$131,386
March 1, 2008 to March 31, 2008	6.0%	April 15, 2008	$145,938
April 1, 2008 to April 30, 2008	6.0%	May 15, 2008	$148,235
May 1, 2008 to May 31, 2008	6.0%	June 16, 2008	$158,010
June 1, 2008 to June 30, 2008	6.0%	July 15, 2008	$158,645
July 1, 2008 to July 31, 2008	6.0%	August 15, 2008	$168,738
August 1, 2008 to August 31, 2008 (2)	6.0%	September 15, 2008	$172,624

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On August 25, 2008, our board of directors declared dividends for the month of September that totaled approximately $172,000 when paid on October 15, 2008. On September 29, 2008, our board of directors declared dividends for the month of October that will total approximately $180,000 when paid on November 17, 2008. On October 28, 2008, our board of directors declared dividends for the month of November that will total approximately $178,000 when paid on December 15, 2008.

Each of our eight real estate investments is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive on an unconsolidated basis, and the operations of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, the Hilltop Apartments and Conifer Crossing on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the minority interest held by our joint venture partner. As structured as of September 30, 2008, our investment in Champion Farms Apartments represented a 70% ownership interest, our investment in Fieldstone Apartments an 83% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest, our investment in Pheasant Run Apartment a 97.5% ownership interest, a 97.5% ownership interest in the Retreat Apartments, a 49.0% ownership interest in Hilltop Apartments and a 42.5% ownership interest in Conifer Crossing. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital. By the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for the Retreat Apartment and Hilltop Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 12.0% return on our invested capital. By the terms of the joint venture for Conifer Crossing, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.5% return on our invested capital. The following chart compares cash distributions received from the Company’s investments in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments and Conifer Crossing during the year ended December 31, 2007 and the nine months ended September 30, 2008 with distributions paid during the same period.

Summary of Cash Distributions from the Company’s Investments

	801 Fiber Optic	Champion Farms Apartments	Fieldstone Apartments	Pinehurst Apartment Homes	Pheasant Run Apartments	Retreat Apartments(1)	Hilltop Apartments(2)	Conifer Crossing(3)	Total
Summary of Cash Distributions from Investments:
Year ended December 31, 2007	$166,500	$378,129	$303,932	$63,768	$62,054	—	—	—	$974,383
Nine months ended September 30, 2008	107,300	329,330	291,771	162,765	178,344	$237,741	$60,550	$42,500	1,410,301

Summary of Distributions Paid
Year ended December 31, 2007									$969,937
Nine months ended September 30, 2008									1,348,863

(1)	We acquired our interest in the Retreat Apartments on January 14, 2008.
(2)	We acquired our interest in Hilltop Apartments on April 7, 2008.
(3)	We acquired our interest in Conifer Crossing on August 5, 2008.

Of the $1,348,863 distributions noted above, $535,072 was paid in cash and $813,791 was paid through the distribution reinvestment plan in the form of additional shares issued.

As shown in the charts, cash distributions from our investments have exceeded the distributions paid for the year ended December 31, 2007 and the nine months ended September 30, 2008. In addition, for the nine months ended September 30, 2008, cash flow from operations was $1,358,786, which exceeds the amount of distributions paid in cash. Paladin Advisors has paid expenses on our behalf and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. We are dependent on Paladin Advisors to support our financial position currently because of our small size. As we continue to grow by selling shares in our Follow-On Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors.

For the nine months ended September 30, 2008, Paladin Advisors and its affiliates had incurred on our behalf $382,318 in general and administrative expenses. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has deferred (without interest) repayment of these expenses. The payment of these obligations in future periods may impact our ability to pay future distributions. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expenses or fees, our ability to pay distributions to our stockholders could be adversely affected, and we may be unable to pay distributions to our stockholders, or such distributions could decrease significantly. Additionally, if Paladin Advisors continues to pay expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact on our ability to pay distributions in future periods as well as potentially adversely impact the value of your investment.

The amount of distributions to be distributed to our stockholders in the future will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of distributions (including whether Paladin Advisors continues to pay expenses and/or defer reimbursement of expense payments or fees), our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code, any limitations imposed by the terms of indebtedness we may incur and other factors.

Off-Balance Sheet Arrangements

As of September 30, 2008 and December 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2008, we had outstanding fixed-rate debt of approximately $90.4 million.

As of September 30, 2008, the fair value of our fixed-rate debt is estimated to be $88.4 million, compared to its carrying value of $90.4 million. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates as of September 30, 2008.

A 50 basis point increase in interest rates on our fixed-rate debt would decrease the fair value of our $90.4 million fixed-rate debt by approximately $2.1 million. A 50 basis point decrease in interest rates on our fixed-rate debt would increase the fair value of our $90.4 million fixed-rate debt by approximately $3.3 million.

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

The following risk factor should be read together with the risk factors disclosed under Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.

Recent events in U.S. and global financial markets have had, and may continue to have, a negative impact on the terms and availability of credit in the United States and the state of the national economy generally which could have an adverse effect on our business and our results of operations.

The recent failure of large U.S. financial institutions and the resulting turmoil in the United States and global financial sector has had, and will likely continue to have, a negative impact on the terms and availability of credit and the state of the economy generally within the United States. The tightening of the U.S. credit markets has resulted in increasing interest rates leading to fears of a lack of adequate credit and a further economic downturn. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact of the tightening of the credit markets may result in an inability to finance the acquisition of real properties and other real estate related investments on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

Additionally, decreasing home prices and increasing mortgage defaults have resulted in uncertainty in the real estate and real estate securities and debt markets. As a result, the valuation of real estate-related investments has been volatile and is likely to continue to be volatile in the future. The volatility in markets may make it more difficult for us to obtain adequate financing or realize gains on our investments which could have an adverse effect on our business and our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Initial Public Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering includes up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. As of September 30, 2008, we had sold 3,534,551 shares of common stock in the Offerings, raising gross proceeds of $35,256,362. From this amount, we have incurred $3,165,856 in selling commissions and dealer manager fees to our dealer managers, $7,312,136 in organization and offering costs (of which $1,010,101 has been recorded in our financial statements), $1,384,076 in acquisition or origination fees and $372,089 in asset management fees.

As of September 30, 2008, we had net offering proceeds from the Offerings of $31,028,021. We used a combination of net offering proceeds and debt to purchase our interests in eight properties and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through September 30, 2008, see our financial statements included in this report.

During the quarter ended September 30, 2008, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	7,448	$9.30	7,448	(1)
August 1, 2008 to August 31, 2008	—	—	—	(1)
September 1, 2008 to September 30, 2008	—	—	—	(1)

(1)	Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) during any 12-month period, we will not redeem in excess of 10.0% of the number of shares outstanding as of the beginning of such 12-month period; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Prospectus filed on July 28, 2008 and incorporated herein by reference).

4.2	Paladin Realty Income Properties, Inc. Distribution Reinvestment Plan (filed as Appendix C to the Prospectus filed on July 28, 2008 and incorporated herein by reference).

10.1	Third Amended and Restated Advisory Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2008 and incorporated herein by reference)

10.2	Purchase and Sale Agreement, dated as of April 2, 2008, by and between Simpson Financing Limited Partnership and Fowler Property Acquisitions, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.3	Assignment and Assumption of Agreement of Purchase and Sale, dated as of May 22, 2008, by and between Fowler Property Acquisitions, LLC and FPA Conifer Associates, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.4	Amendment to Assignment and Assumption of Agreement of Purchase and Sale, dated as of July 27, 2008, by and between Fowler Property Acquisitions, LLC and FPA/PRIP Conifer, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.5	Operating Agreement of FPA/PRIP Conifer, LLC, dated as of August 4, 2008, by and between PRIP 3383, LLC and FPA Conifer Investors, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.6	Multifamily Note effective as of August 5, 2008 made by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.7	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, effective as of August 5, 2008, by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.8	Guaranty, dated August 5, 2008, by Gregory A. Fowler in favor Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.9	Repair Escrow Agreement, dated as of August 5, 2008, by and between FPA/PRIP Conifer, LLC and the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: November 10, 2008	By:	/s/ WHITNEY A. GREAVES
Whitney A. Greaves President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ JOHN A GERSON
John A. Gerson Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Prospectus filed on July 28, 2008 and incorporated herein by reference).

4.2	Paladin Realty Income Properties, Inc. Distribution Reinvestment Plan (filed as Appendix C to the Prospectus filed on July 28, 2008 and incorporated herein by reference).

10.1	Third Amended and Restated Advisory Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2008 and incorporated herein by reference)

10.2	Purchase and Sale Agreement, dated as of April 2, 2008, by and between Simpson Financing Limited Partnership and Fowler Property Acquisitions, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.3	Assignment and Assumption of Agreement of Purchase and Sale, dated as of May 22, 2008, by and between Fowler Property Acquisitions, LLC and FPA Conifer Associates, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.4	Amendment to Assignment and Assumption of Agreement of Purchase and Sale, dated as of July 27, 2008, by and between Fowler Property Acquisitions, LLC and FPA/PRIP Conifer, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.5	Operating Agreement of FPA/PRIP Conifer, LLC, dated as of August 4, 2008, by and between PRIP 3383, LLC and FPA Conifer Investors, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.6	Multifamily Note effective as of August 5, 2008 made by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.7	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, effective as of August 5, 2008, by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.8	Guaranty, dated August 5, 2008, by Gregory A. Fowler in favor Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.9	Repair Escrow Agreement, dated as of August 5, 2008, by and between FPA/PRIP Conifer, LLC and the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.