Form 10-K
period 2008-12-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2009-03-27
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

10880 Wilshire Blvd., Suite 1400, Los Angeles, California 90024 (Address of principal executive offices) (Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established trading market for the registrant’s common stock, and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined.

As of March 15, 2009, there were 3,920,563 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2009 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to effectively raise sufficient proceeds in our offering to implement our business plans, or to effectively deploy the proceeds raised in our offering;

•	Changes in economic conditions generally and the real estate and securities markets specifically;

•	Legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	Our continued qualification as a REIT;

•	The availability of capital;

•	Our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;

•	Inherent risks in the real estate business, including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;

•	Potential changes in the financial markets and interest rates; and

•	Changes to U.S. generally accepted accounting principles (“GAAP”).

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

Overview

Paladin Realty Income Properties, Inc. (“Paladin REIT” or the “Company”) is a Maryland corporation formed on October 31, 2003 that elected to be taxed as a REIT commencing with the taxable year ended December 31, 2006. We were organized to invest in a diversified portfolio of high quality investments, focusing primarily on investments that produce current income. We intend to invest in a variety of real properties, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We will also seek to invest in loans on real property such as mortgages and mezzanine loans, which we refer to as real estate related investments.

We had acquired interests in nine income-producing properties as of December 31, 2008, including:

•	801 Fiber Optic Drive, a 56,336 square foot distribution facility located in North Little Rock, Arkansas that is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation;

•	Champion Farms Apartments, a 264-unit luxury multifamily rental community located in Louisville, Kentucky;

•	Fieldstone Apartments, a 266-unit multifamily community property located in Woodlawn, Ohio;

•	Pinehurst Apartment Homes, a 146-unit multifamily community located in Kansas City, Missouri;

•	Pheasant Run Apartments, a 160-unit multifamily community located in Lee’s Summit, Missouri;

•	the Retreat of Shawnee, a 342-unit multifamily community located in Shawnee, Kansas;

•	Hilltop Apartments, a 124-unit multifamily community property located in Kansas City, Missouri;

•	Conifer Crossing, a 420-unit multifamily community property located in Norcross, Georgia; and

•	Two and Five Governor Park, two office properties located in San Diego, California.

Each of our existing investments is structured as a joint venture with unaffiliated third parties. We own a majority interest in six of these joint ventures, and we own minority interests in three of the joint ventures. We are entitled to receive a priority preferred return ranging from 8.25% to 12.0% annually on our invested capital from each joint venture. With the exception of our investment in the joint ventures owning the property at 801 Fiber Optic Drive and Conifer Crossing, following a sale of the property, we also receive a priority return of our invested capital before our co-venturer receives a return of its invested capital. We believe that structured transactions such as these provide us with a higher-than-market current return on our invested capital and greater protection of our invested capital, while preserving our ability to participate in property appreciation.

We own substantially all of our assets and conduct our operations through Paladin Realty Income Properties, L.P. (“Paladin OP”), which was organized in the State of Delaware on October 31, 2003 to serve as our operating partnership. We are the sole general partner of Paladin OP. Each limited partner of Paladin OP will have the right in certain circumstances to cause Paladin OP to redeem its limited partnership units for, at our option, cash equal to the value of an equivalent number of our shares or a number of our shares equal to the number of limited partnership units redeemed.

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

Paladin Realty Advisors, LLC (“Paladin Advisors”) is our advisor pursuant to the third amended and restated advisory agreement dated July 18, 2008 (the “Advisory Agreement”), and, as such, supervises and manages our day-to-day operations and selects our investments, subject to oversight by our board of directors. Paladin Advisors will also provide marketing, sales and client services on our behalf. Paladin Advisors was formed on October 31, 2003 and is an affiliate of our sponsor, Paladin Realty Partners, LLC (“Paladin Realty”). The senior officers of Paladin Advisors, who are also officers and directors of Paladin REIT, manage our operations and have primary responsibility for selecting our investments. Paladin Advisors is currently the sole limited partner of Paladin OP.

Paladin Realty Securities, LLC (“Paladin Securities”) serves as our dealer manager pursuant to a dealer manager agreement dated February 6, 2008 (the “Dealer Manager Agreement”). Paladin Securities, a wholly owned subsidiary of Paladin Advisors, is a licensed broker-dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The following chart indicates the relationship among us, Paladin Securities, and Paladin Advisors and certain of its affiliates, including Paladin Realty, our sponsor and the managing member of Paladin Advisors as of December 31, 2008:

On February 23, 2005, we commenced an initial public offering of a maximum of $385,000,000 in shares of our common stock (the “Initial Offering”). The Initial Offering terminated on July 28, 2008 in connection with the commencement of our follow-on offering of $850,000,000 in shares of our common stock (the “Follow-On Offering” and collectively with the Initial Offering, the “Offerings”) on July 28, 2008.

As of December 31, 2008, we had sold 3,705,644 shares of our common stock for aggregate gross proceeds of $36,917,400 and as of March 15, 2009, we had sold 3,908,063 shares of our common stock for aggregate gross proceeds of $38,914,129.

For the year ended December 31, 2008, we had total revenues of $11,589,811 and a net loss of $2,358,550. As of December 31, 2008, our total assets were $136,553,461.

Our headquarters are located at 10880 Wilshire Boulevard, Suite 1400, Los Angeles, California 90024. Our telephone number is 1-866-725-7348. Our website is www.paladinreit.com. We are not incorporating the information on that website into this Annual Report, and the website and the information appearing on the website are not included in, and are not part of, this Annual Report.

Current Investments

As of the date of this Annual Report, we have acquired an interest in nine real properties.

801 Fiber Optic Drive

801 Fiber Optic Drive is an industrial distribution facility located in the Central Arkansas I-440 Business Park in North Little Rock, Arkansas. The property is owned by PRIP 801, LLC, a joint venture formed to acquire the property. We currently own a 74.0% interest in PRIP 801, LLC and 801 FO, LLC, an unaffiliated third party, owns the remaining 26.0% interest in PRIP 801, LLC, The purchase price for our interest was approximately $1.7 million. 801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc. pursuant to a net lease that expires on July 31, 2011. Fiber Optic Drive is managed by 801 FO for which it receives a customary management fee.

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

Fieldstone Apartments

Fieldstone Apartments is located at 10637 Springfield Pike in Woodlawn, Ohio. Our interest in this property consists of a 83.0% membership interest in the entity that owns the property, Glenwood Housing Partners I, LLC (“Glenwood”). Shiloh Crossing Partners II, LLC (“Shiloh II”) owns the remaining 17.0% interest in Glenwood. The total purchase price for our interest was approximately $5.1 million. Fieldstone Apartments is a 266-unit multifamily rental community consisting of 12 buildings located on 15.2 acres. The construction of the community was completed in 2001. The property has an aggregate of 249,624 square feet of rentable area and an average unit size of 938 square feet. Fieldstone Apartments is managed by Buckingham Management, LLC for which it receives a customary management fee.

Pinehurst Apartment Homes

Pinehurst Apartment Homes is located at 500 NW 63rd Street in Kansas City, Missouri. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Pinehurst Associates, LLC (“KC Pinehurst”). JTL Holdings, LLC and JTL Asset Management, Inc., both affiliates of JTL Properties, own the remaining 2.5% interest in KC Pinehurst. The purchase price for our interest was approximately $2.4 million. Pinehurst Apartment Homes is a 146-unit multifamily rental community renovated in 2006 consisting of 10 buildings located on 11.3 acres. The property was developed in two phases in 1986 and 1988. The property has an aggregate of 119,150 square feet of rentable area and an average unit size of 816 square feet. Pinehurst Apartment Homes is managed by CRES Management, LLC, for which it receives a customary management fee.

Pheasant Run Apartments

Pheasant Run Apartments is located at 1102 NE Independence Avenue in Lee’s Summit, Missouri. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Pheasant Associates, LLC (“KC Pheasant”). JTL Holdings, LLC and JTL Asset Management, Inc. own the remaining 2.5% interest in KC Pheasant. The purchase price for our interest was approximately $2.6 million. Pheasant Run Apartments is a 160-unit multifamily rental community consisting of 10 two-story buildings and a clubhouse located on approximately 10 acres. The property was completed in 1985 and underwent a substantial renovation in 2003 and 2004. The property has an aggregate of 112,000 square feet of rentable area and an average unit size of 700 square feet. Pheasant Run Apartments is managed by CRES Management, LLC, for which it receives a customary management fee.

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

Hilltop Village Apartments

Hilltop Village Apartments, or Hilltop Apartments, is located at 8601 Newton Avenue, Kansas City, Missouri. Our interest in this property consist of a 49.0% membership interest in the entity that owns the property, Park Hill Partners I, LLC (“Park Hill Partners”). JTL Properties, LLC owns the remaining 51.0% interest in Park Hill Partners. The purchase price for our interest was

$1.05 million. Hilltop Apartments is a 124-unit rental apartment community consisting of five two- and three-story garden-style apartment buildings arranged around a central pool area located on approximately 5 acres. The property was developed in 1986. The property has an aggregate of 78,720 square feet of rentable area and an average unit size of 635 square feet. Hilltop Apartments is managed by CRES Management, LLC, for which it receives a customary management fee.

Conifer Crossing

Conifer Crossing, is located at 3383 Holcomb Bridge Road NW, Norcross, Georgia. Our interest in this property consists of a 42.5% membership interest in the entity that owns the property, FPA/PRIP Conifer, LLC (“FPA/PRIP Conifer”). FPA Conifer Investors, LLC owns the remaining 57.5% interest in FPA/PRIP Conifer. The purchase price for our interest was $4.5 million. Conifer Crossing is a 420-unit rental apartment community consisting of 50 wood-frame, two-story, garden-style apartment buildings located on 53.84 acres. The property was developed in 1981. The property has an aggregate of 517,894 square feet of rentable area and an average unit size of 1,233 square feet. Conifer Crossing is managed by Trinity Property Consultants, LLC, for which it receives a customary management fee.

Two and Five Governor Park

Two and Five Governor Park are located at 6310 Greenwich Drive, San Diego, California 92122 and 5060 Shoreham Place, San Diego, California 92122. Our interest in these properties consists of a 47.65% membership interest in the entity that owns the property, FPA Governor Park Associates, LLC (“FPA Governor Park Associates”). FPA Governor Park Investors, LLC (“FPA Governor Park Investors”) owns the remaining 52.35% interest in FPA Governor Park Associates. The purchase price for our interest was approximately $2.5 million. Two and Five Governor Park are two steel frame office buildings located in the Governor Park office park. Two Governor Park is a two-story office building that was developed in 1985. It has 22,460 square feet of rentable area and sits on a 1.41 acre site. Five Governor Park is a three-story office building that was developed in 1989. It has 53,048 square feet of rentable area and sits on a 2.96 acre site. Two and Five Governor Park is managed by Trinity Property Consultants, LLC, for which it receives a customary management fee.

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

Description of Real Property Investments and Real Estate Related Investments

We generally will seek to acquire a diversified portfolio of high quality investments, including investments in real properties and real estate related investments, focusing primarily on investments that produce current income. We seek to invest in a variety of types of real properties, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We will also seek to invest in loans on real property such as mortgage and mezzanine loans, which we refer to as real estate related investments.

Although we are not limited as to the geographic area where we may conduct our operations, we currently do not intend to invest in properties located outside of the United States. If Paladin Advisors does in the future determine that it is in our best interests to make investments outside the United States, we may make investments in other countries in North America in the same types of properties that we will acquire within the United States, but we would not expect those investments to comprise a significant portion of our investment portfolio. We are not specifically limited in the number or size of real property investments or real estate related investments we may make or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties we acquire and other investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of proceeds we raise in this and potential future offerings.

Borrowing Policies

We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of real property and real estate related investments.

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of December 31, 2008, our borrowings did not exceed 300% of the value of its net assets. As of December 31, 2008, the Company had $98,729,308 in mortgages payable.

In order to allow us to promptly invest the proceeds of our Follow-On Offering in income-producing investments, we may incur short-term financing associated with new investments during the early stages of our operations, which may also cause us to exceed our charter’s leverage guidelines.

Under our charter, there is no limitation on the amount we may borrow to acquire any single investment.

We may not borrow money from any of our directors or from Paladin Advisors and its affiliates unless such loan is approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. In addition, Paladin Advisors or its affiliates may borrow funds from unaffiliated third parties under negotiated agreements which may include revolving credit facilities, term loans or other types of loans. We may borrow from Paladin Advisors or its affiliates to provide a portion of the purchase price of a particular real property investments or real estate related investment. Such loans may be secured by a first or junior mortgage on any property so acquired. In addition to conforming with the requirements on all loans to us from Paladin Advisors described above, any such loan from Paladin Advisors or its affiliates will be made at the same interest rate and on substantially the same other terms as the loan made by the unaffiliated third party to Paladin Advisors or its affiliates.

Competition

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships and foreign investors, many of which have greater resources than we do. As of December 31, 2008, our real estate investments included 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, the Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing and Two and Five Governor Park. The competitive conditions of each of these investments are favorable. 801 Fiber Optic Drive is located in one of the newest business parks in the Little Rock market located on State Highway 165, less than one mile east of the interchange with I-440. A rail line traverses the south edge of the business park and the property has fiber optic capability. Champion Farms is located in an affluent and growing neighborhood of Louisville, with access to nearby retail centers, schools and transportation routes. Fieldstone Apartments is located in an affluent suburb on the north side of Cincinnati with high barriers of entry for new development. Pinehurst Apartment Homes is located in a mature submarket approximately nine miles north of the Kansas City central business district. Pheasant Run Apartments is located in a southeastern suburb of the Kansas City metropolitan area close to major retail centers, with easy highway access to employment centers. The Retreat Apartments is located in a residential community approximately twelve miles southwest of downtown Kansas City with access to the airport, area employment centers and shopping. Hilltop Village is located in Kansas City with proximity to employment centers, schools, shopping and recreation. Conifer Crossing is located in a northeastern suburb of the Atlanta metropolitan area with easy highway access. Two and Five Governor Park is located 10 miles north of downtown San Diego in a submarket known as the Golden Triangle, which is home to leading industries and research centers.

Tax Status

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe that we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on our taxable income that is currently distributed to our stockholders, provided that distributions to our stockholders equal at least 90 percent of our taxable income, subject to certain adjustments. If we fail to qualify as a REIT in any taxable year without the benefit of certain relief provisions, we will be subject to federal income taxes on our taxable income at regular corporate income tax rates. We may also be subject to certain state or local income taxes, or franchise taxes.

Employees

We do not have employees. Pursuant to our Advisory Agreement with Paladin Advisors, Paladin Advisors supervises and manages our day-to-day operations and selects our real property investments and real estate related investments, subject to oversight by our board of directors.

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

We have not identified most of the investments that we will make with the net proceeds we will receive from our Follow-On Offering. If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

As of the date of this Annual Report, we have made nine property investments, which are joint venture interests in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing and Two and Five Governor Park. Paladin Advisors has not identified any real property investments or real estate related investments that it is reasonably probable we will make with the additional net proceeds we will receive from our Follow-On Offering. As a result, investors in our Follow-On Offering will be unable to evaluate the manner in which the net proceeds are invested and the economic merits of potential investments prior to the investor making an investment decision. Additionally, our investors will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our real property investments and real estate related investments. Our investors must rely on Paladin Advisors, our advisor, to evaluate our investment opportunities, and Paladin Advisors may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure our investors that acquisitions of real property investments or real estate related investments made using the proceeds of our Follow-On Offering will produce a return on their investment or will generate cash flow to enable us to make distributions to our stockholders.

Our investors may be unable to sell their shares because their ability to redeem their shares pursuant to our share redemption program is subject to significant restrictions and limitations.

Even though our proposed share redemption program may provide our investors with a limited opportunity to sell their shares to us after they have held them for a period of one year, our investors should be fully aware that our share redemption program contains significant restrictions and limitations. We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months. We will also limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any 12-month period, we will not redeem in excess of 10% of the number of shares outstanding as of the beginning of such 12-month period; and (2) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan. In addition, our board of directors, in its sole discretion, may choose to terminate the share redemption program or to reduce the number of shares purchased under the share redemption program upon 30 days’ notice. Therefore, our investors may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program, or our investors may not be able to sell any of their shares of common stock back to us pursuant to our share redemption program because of the limitations. Moreover, if our investors do sell their shares of common stock back to us pursuant to the share redemption program, our investors may not receive the same price our investors paid for any shares of our common stock being redeemed.

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

Risks Relating To Our Business

We and Paladin Advisors have limited operating histories, and we may not be able to operate successfully.

We and Paladin Advisors were each formed in connection with commencing our Initial Offering and had no prior operating history, and our investors should not rely upon the past performance of other real estate investment programs sponsored by Paladin Realty to predict our future results. Other than our initial nine investments, we have not identified any additional probable investments. Additionally, none of our officers, Paladin Advisors, its affiliates or their respective employees have operated any other public company or an entity that has elected to be taxed as a REIT. Our investors should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, we must, among other things:

•	Identify and acquire investments that further our investment objectives;

•	Increase awareness of the Paladin name within the investment products market;

•	Establish and maintain contacts with licensed securities brokers and other agents to successfully raise capital in our Follow-On Offering;

•	Attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	Respond to competition for our targeted real property investments and real estate related investments as well as for potential investors in our shares; and

•	Continue to build and expand our operations structure to support our business.

Our failure, or Paladin Advisor’s failure, to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders and could cause our investors to lose all or a portion of their investment in our shares of common stock.

We differ from prior programs sponsored by Paladin Realty in a number of respects, and therefore the past performance of those programs may not be indicative of our future results.

The past performance of other investment programs sponsored by Paladin Realty may not be indicative of our future results, and we may not be able to successfully implement and operate our business, which is different in a number of respects from the operations of those programs. The returns to our stockholders will depend in part on the mix of products in which we invest, the stage of investment and our place in the capital structure for our investments. As our portfolio is unlikely to mirror in any of these respects the portfolios of the prior Paladin programs, the returns to our stockholders will vary from those generated by those prior programs. We are also the first publicly-offered investment program sponsored by Paladin Realty or any of its affiliates. Therefore, the prior Paladin programs, which were conducted through privately-held entities, were not subject to either the up-front commissions, fees and expenses associated with our Offerings or to many of the laws and regulations to which we will be subject. We would be the first program sponsored by Paladin Realty or any of its affiliates to make or acquire mortgage loans or mezzanine loans. None of Paladin

Realty, Paladin Advisors or any of their affiliates has experience making such investments or in operating any other REIT or a publicly-offered investment program. As a result of all these factors, our investors should not assume that our investors will experience returns, if any, comparable to those experienced by investors in the prior programs sponsored by Paladin Realty and its affiliates.

Our ability to successfully conduct our Follow-On Offering is dependent in part on the ability of our dealer manager to successfully establish, operate and maintain a network of broker-dealers.

The dealer manager for our Follow-On Offering is Paladin Securities. Paladin Securities is a wholly owned subsidiary of Paladin Advisors. Paladin Securities has a limited operating history and, other than serving as dealer manager for a portion of our Initial Offering, has not previously acted as a dealer manager for an offering. The success of our Follow-On Offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of the dealer manager to establish and maintain a network of licensed securities brokers-dealers and other agents. If Paladin Securities fails to perform, we may not be able to raise adequate proceeds through our Follow-On Offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our investors could lose all or a part of their investment.

Because our Follow-On Offering is a “best efforts” offering, the dealer manager and the participating broker-dealers are only required to use their best efforts to sell our shares. If we are unable to raise substantial funds in our Follow-On Offering, we will be limited in the number and type of investments we may make, which will result in a less diversified portfolio.

Our Follow-On Offering is being made on a “best efforts” basis, whereby the dealer manager and the broker-dealers participating in the Follow-On Offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, we cannot assure our investors as to the amount of proceeds that will be raised in our Follow-On Offering. If we are unable to raise sufficient funds, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Their investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase.

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

Because our cash flows from operations have been insufficient to pay both our operating expenses and the distributions we have paid or declared to our stockholders through the date of this Annual Report, we cannot assure our investors that we will be able to continue paying distributions to our stockholders at our historical per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. From the date of inception through December 31, 2008, we have paid $3,095,847 in distributions to our stockholders and intend to continue paying distributions to our stockholders in the future. In order to permit us to pay distributions declared to date, we have used cash distributions from our investments, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of expense payments and its receipt of asset management and acquisition fees.

Specifically, as of December 31, 2008, Paladin Advisors and its affiliates has paid on our behalf $6,893,824 in organization and offering costs. In addition, Paladin Advisors and its affiliates paid on our behalf $1,932,971 in general and administrative expenses.

Pursuant to the Advisory Agreement, we will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Rule”, and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the previous four consecutive fiscal quarters. During the previous four fiscal quarters, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates did not exceed the 2%/25% Rule. Our general and administrative expenses, which are the equivalent of total operating expenses for purposes of the 2%/25% Rule, as a percentage of average invested assets were 2.0% for the year ended December 31, 2008. For the year ended December 31, 2008, we paid Paladin Advisors acquisition fees of $646,914 and asset management fees of $256,336. The acquisition fees were capitalized as part of the investments.

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

In addition, differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the requirement that we distribute at least 90% of our taxable income subject to certain adjustments, in order to qualify as a REIT.

We are uncertain of our sources of debt or equity for funding future capital needs. If we are not able to locate sources of funding, our ability to make necessary capital improvements to our properties may be impaired or delayed.

The gross proceeds of our Follow-On Offering will be used to make real property investments, directly or through joint ventures, make real estate related investments and to pay various fees and expenses. In addition, to be taxed as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, subject to certain adjustments. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. While we have used short term borrowings since the commencement of the Offerings, including borrowings from affiliates of Paladin Advisors we have not identified any sources of debt or equity for future funding. Paladin Advisors is not required to facilitate any future affiliated loans for us, and we cannot assure our investors that adequate sources of funding will be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

Affiliates of Paladin Advisors are general partners and sponsors of other real estate programs having investment objectives similar to ours or to which they have legal and fiduciary obligations similar to those they owe to us and our stockholders. Because affiliates of Paladin Advisors have interests in other real estate programs and also engage in other business activities, the personnel performing services on behalf of these entities may have conflicts of interest in allocating their time and resources between our business and such other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If Paladin Advisors, for any reason, is not able to provide sufficient resources to manage our business, our business will suffer as we have no other personnel to perform these services. Likewise, if Paladin Advisors or its affiliates suffer financial or operational problems as a result of any of their activities, whether or not related to our business, and Paladin Advisors is unable to manage our business, we will have no one to select, acquire, manage or dispose of our investments.

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

Our officers, three of whom also serve as our directors, are also officers of Paladin Advisors and are officers or members of affiliates of Paladin Advisors. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders. Some of these entities may compete with us for investment and leasing opportunities. Although Paladin Advisors has agreed, pursuant to the terms of the Advisory Agreement, to generally provide us with the first opportunity to acquire U.S. “core” or “core-plus” real estate that it identifies for investment during periods in which we have, or can reasonably be expected to obtain, sufficient funds for the investment, the determination as to whether a particular investment opportunity meets this priority allocation requirement will be made in Paladin Advisor’s discretion. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

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

The fees we pay in connection with our Follow-On Offering were not determined on an arm’s length basis and therefore may not be on the same terms as those we could negotiate with a third party.

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

Paladin Securities is an affiliate of Paladin Advisors and has not made an independent review of us or the Follow-On Offering. Accordingly, our investors do not have the benefit of an independent review of the terms of our Follow-On Offering. Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker.

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

Affiliates of Paladin Advisors may have existing programs with investment objectives and strategies similar to ours, and Paladin Advisors and its affiliates may sponsor or advise other similar programs in the future. As a result, we may be making real property investments and real estate related investments at the same time as one or more of the other programs managed or advised by Paladin Advisors and its affiliates. Paladin Advisors may face conflicts of interest in allocating investment opportunities between us and these other programs. For instance, Paladin Advisors may select properties for us that provide lower returns to us than properties that it or its affiliates select to be purchased by another Paladin program. Paladin Advisors has agreed, pursuant to the Advisory Agreement, that during any period in which we have or can reasonably be expected to obtain funds available for investment, it will generally provide us with the first opportunity to invest in any U.S. “core” or “core-plus” real properties that it identifies as a potential investment opportunity and that is suitable for us. However, we cannot be sure that officers and employees acting on behalf of Paladin Advisors and on behalf of managers of other Paladin programs will act in our best interests when deciding whether they are required to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, Paladin Advisors and other entities or programs managed by or affiliated with it, Paladin Advisors may not present us with favorable investment opportunities that Paladin Advisors locates when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to make distributions.

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

Although our code of ethics generally prohibits us from entering into joint ventures with Paladin Advisors or its affiliates (other than the assignment of a purchase agreement to which Paladin Advisors or one of its affiliates is a party to us on substantially the same terms as the underlying agreement), we may enter into joint ventures with Paladin Advisors or its affiliates, if so waived by our board of directors. In the event that we enter into a joint venture with any other program sponsored or advised by Paladin Advisors or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Paladin program may never have an active trading market. Therefore, if our shares were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. In addition, our organizational documents require that we commence an orderly liquidation of our assets in the event that we are not listed on a securities exchange by the date specified (i.e., February 23, 2015). In the event of such liquidation, any joint venture between us and another Paladin program may be required to sell its real properties at such time. Our joint venture partners may not desire to sell the real properties at that time. Joint ventures between us and other Paladin programs will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our investors. Joint ventures with other Paladin programs would also be subject to the risks associated with joint ventures with unaffiliated third parties described below. Although our code of ethics generally prohibits us from entering into joint ventures with affiliates of Paladin Advisors, our independent directors could waive or amend that prohibition at any time.

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

•	A merger, tender offer or proxy contest;

•	The assumption of control by a holder of a large block of our securities; or

•	The removal of incumbent management

Certain provisions of Maryland law could restrict a change in control even if a change in control were in our stockholders’ best interests.

Certain provisions of Maryland General Corporation Law applicable to us prohibit business combinations with:

•	Any person who beneficially owns 10% or more of the voting power of our common stock, which we refer to as an interested stockholder;

•	any time within the two-year period prior to the date in question, was an interested stockholder; or

•	An affiliate of an interested stockholder.

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

We are not registered as an investment company under the Investment Company Act of 1940, as amended. If for any reason, we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	Limitations on capital structure;.

•	Restrictions on specified investments;

•	Prohibitions on transactions with affiliates; and

•	Compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act. In order to maintain our exemption from regulation under the Investment Company Act, we must comply with technical and complex rules and regulations.

Specifically, in order to maintain our exemption from regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate and to make these investments within one year after the Follow-On Offering ends. If we are unable to use a significant portion of the proceeds of our Offerings to make investments in real properties within one year of the termination of the Follow-On Offering, we may avoid being required to register as an investment company under the Investment Company Act by temporarily investing any unused proceeds in government securities with low returns.

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

Our stockholders’ interest in us will be diluted by our issuance of additional shares in our Follow-On Offering or otherwise.

Existing stockholders and potential investors in our Follow-On Offering do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes 850,000,000 shares of capital stock, of which 750,000,000 shares are designated as common stock and 100,000,000 are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors.

Existing stockholders and investors purchasing shares in our Follow-On Offering will also experience dilution of their equity investment in us in the event that we:

•	Sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan;

•	Sell securities that are convertible into shares of our common stock;

•	Issue shares of our common stock in a private offering of securities to institutional investors;

•

Issue shares of our common stock to our independent directors pursuant to our incentive stock plan (as of December 31, 2008 we have granted 12,000 shares of common stock to our independent directors pursuant to the incentive stock plan and an additional 48,000 shares remain available for issuance under the plan); or

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

Seven of our nine existing investments are in apartment communities. An apartment community’s revenues and value may be adversely affected by the general economic climate; the local economic climate; local real estate considerations (such as over-supply of or reduced demand for apartments); the perception by prospective residents of the safety, convenience and attractiveness of the communities or neighborhoods in which our properties are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). The underlying value of apartment communities and our ability to make distributions to our investors depend upon our ability to lease our available apartment units and the ability of the residents of our apartment properties to generate enough income to pay their rents in a timely manner. Our residents’ inability to pay rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors.

Virtually all of the leases for our apartment communities will be short-term leases (generally, three to 24 months). Ultimately, to the extent we are unable to renew leases, or re-lease apartment units as leases expire, it would result in decreased cash flow from residents and adversely affect our operating results. Increased competition for residents of our apartment communities may also require us to make capital improvements to apartment communities which we would not have otherwise planned to make. Any unbudgeted capital improvements we undertake may divert away cash that would otherwise be available for distribution to stockholders. If we are required to renovate our apartment communities in order to attract residents, tenants may have to be relocated during the renovation, which will add to our costs. Delays in completion of any renovations may add to these costs. Certain significant fixed expenses are generally not reduced when circumstances such as renovations cause a reduction in income from the leases. Vacant apartment units that are being renovated usually cannot be rented to tenants and this will adversely affect our rental income. In addition, we will be subject to normal lease-up risks for units which were not rented during renovation. Factors such as these can result in increased costs and decreased revenues which could materially adversely affect our results of operations and, consequently, amounts available for distribution to our investors.

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

•	Fluctuations in the currency exchange rates;

•	Adverse market conditions caused by changes in national or local economic conditions;

•	Changes in relative interest rates;

•	Changes in the availability, cost and terms of debt financing resulting from varying national economic policies;

•	Changes in real estate and other tax rates and other operating expenses in particular countries;

•	Changes in land use and zoning laws; and

•	More stringent environmental laws or changes in such laws.

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

In order to be taxed as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Therefore, we would likely lease any hotels we acquire to third parties or wholly owned taxable REIT subsidiaries which we would form in the future. We expect that the rent payable under any such lease with a taxable REIT subsidiary would be based in whole or in part on hotel revenue. However, we would be subject to limits on the rent our taxable REIT subsidiary could pay us, as the REIT rules generally impose a 100% excise tax on any transaction with a taxable REIT subsidiary that does not conform to normal business practice. Under the REIT rules, neither we nor our taxable REIT subsidiaries to which we would lease hotels will be permitted to manage our hotels directly, and as a result, each taxable REIT subsidiary lessee would be required to enter into a management agreement with an eligible third-party operator that would manage the hotel. We cannot assure our investors that our taxable REIT subsidiaries would be able to enter into such management agreements on terms favorable to them, either initially or upon termination of an existing management agreement. Further, the operating results of our hotels would in large part be dependent on the quality of the management provided by such third party managers, over which we would have little control. Even if we believed one or more of our hotels were not being managed in an optimal manner, it likely would be difficult to terminate a manager under the terms of its management agreement. These aspects of investments we may make in hotels could increase our costs, limit our ability to manage the operations of hotels we own, decrease our profitability, and limit the amount of distributions payable to our stockholders.

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

In connection with the making of real property investments, we may enter into joint ventures, including co-tenancies and other co-ownership structures, with affiliated or unaffiliated parties. Each of the nine initial investments we have made as of the date of this Annual Report is structured as a joint venture with unaffiliated parties. In addition, we may also purchase or develop properties in joint ventures with affiliates of Paladin Realty, the sellers of the properties, developers or similar persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. These co-venturers may have rights to take some actions over which we have no control and may take actions contrary to our interests. For example, joint ownership of an investment, under certain circumstances, may involve risks not associated with direct ownership of such investment, including the following:

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

We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we are to receive once such target return has been achieved. Seven of our nine initial investments as of the date of this Annual Report are structured in this manner. This type of investment structure may result in the co-venturer receiving more of the cash flow, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment, we may have limited participation in the profits of a joint venture investment which could reduce our profitability from the investment.

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

If we make real estate related investments, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading “—Risks Related to Investments in Real Properties.” We do not know whether the values of the property securing any of our real estate related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

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

If we acquire property by foreclosure following defaults under our mortgage loans, we will have the economic and liability risks as the owner described above under the heading “—Risks Related to Investments in Real Properties.”

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

We expect to make investments with both proceeds from our Offerings and debt. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. Further, the joint ventures in which we have invested have previously incurred and may in the future incur mortgage debt by obtaining loans secured by some or all of the real property owned by the joint venture. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, unless such excess is approved by a majority of our independent directors and is disclosed in our next quarterly report along with the justification for such excess. In the future, we may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as distributions at least 90% of our annual taxable income, subject to certain adjustments, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

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

We cannot rely on the principals of Paladin Advisors to guarantee indebtedness in order to assist us in obtaining debt financing.

Certain principals of Paladin Advisors have guaranteed the repayment of certain of our sponsor’s borrowings from third parties which facilitated loans our sponsor made to us in order to allow us to make our initial three investments. Our advisor’s principals are not required to provide any future financing to us or to guarantee any borrowings from third parties to fund any future loans they may make to us, and if they decline to do so, any future financing we may be able to obtain may be on costlier terms, which would adversely impact our ability to make distributions to stockholders.

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

Although none of the loans we have incurred currently bear interest at a variable rate, we may refinance our loans or incur additional loans at variable rates. In such case, increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make distributions to our investors. In addition, if rising interest rates cause us to need additional capital to service our debt, we may be required to liquidate one or more of our investments in real properties at times which may not permit realization of the maximum return on such investments. Further, increases in interest rates may make investments in other entities more attractive than an investment in us. Conversely, decreases in interest rates may cause the price of real property investments and real estate related investments to increase, thus making it more difficult for us to make otherwise attractive investments. Any of these circumstances could reduce our profitability and our ability to make distributions to our stockholders.

If we enter into financing arrangements involving balloon payment obligations, the repayment of the balloon payments may require us to enter into unfavorable refinancings or to divert funds from other sources, which would reduce distributions made.

Currently, all of our financing arrangements will require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the investment. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could require us to incur debt on unfavorable terms or divert funds from other sources to make the balloon payment. As a result, financing arrangements with balloon payments could result in increased costs and reduce our liquidity. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to make the distributions that we are required to make to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on their investment.

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

•	We also could be subject to the federal alternative minimum tax and possibly increased state and local income and franchise taxes; and

•	Unless we are entitled to relief under certain statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

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

In order to qualify as a REIT, each year we must distribute to our stockholders at least 90% of our taxable income, subject to certain adjustments. To the extent that we satisfy the distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

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

As of December 31, 2008, we have nine investments in ten properties.

801 Fiber Optic Drive

801 Fiber Optic Drive is owned by PRIP 801, LLC, a joint venture formed to acquire the property. We currently own a 74.0% interest in PRIP 801, LLC, and 801 FO, LLC, an unaffiliated third party, owns the remaining 26.0% interest in PRIP 801, LLC. The property is managed by the controlling member of 801 FO, LLC for which it receives a customary property management fee.

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

Champion Farms Apartments

Champion Farms Apartments is located at 3700 Springhurst Boulevard in Louisville, Kentucky. Our interest in this property consists of a 70.0% membership interest in the entity that owns the property, Springhurst. Buckingham Springhurst, LLC, an affiliate of Buckingham Investment Corporation, owns the remaining 30.0% interest in Springhurst. Champion Farms Apartments is an existing 264 unit luxury multifamily property consisting of 14 buildings located on 17.4 acres. The construction of the community was completed in 2000. The property has an aggregate of 248,442 square feet of rentable area and an average unit size of 941 square feet. The purchase price for our interest was approximately $4.79 million.

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

Fieldstone Apartments

Fieldstone Apartments is located at 10637 Springfield Pike in Woodlawn, Ohio. We originally purchased a 65.0% interest in Glenwood from Shiloh II. Shiloh II is unaffiliated with us and our affiliates, except that affiliates of Shiloh II participate in another joint venture with us relating to Champion Farms Apartments. We purchased an additional 18.0% interest in Glenwood from Shiloh II on July 1, 2008 pursuant to the right Shiloh II had to require us to purchase up to an additional 25.0% of the membership interests in Glenwood owned by Shiloh II. Shiloh II continues to own the remaining 17.0% interest in Glenwood, of which we may be required to purchase up to an additional 7.0% at a fixed price of $62,500 per 1% additional interest. Fieldstone Apartments is a 266-unit multifamily rental community consisting of 12 buildings located on 15.2 acres. The construction of the community was completed in 2001. The property has an aggregate of 249,624 square feet of rentable area and an average unit size of 938 square feet. The purchase price for our interest was approximately $5.1 million.

In connection with the acquisition, we also entered into a Phase II Option Agreement (“Option Agreement”) with Glenwood Housing Partners II, LLC (“Glenwood II”). Glenwood II owns a parcel of land adjacent to Fieldstone Apartments upon which it may construct 88 apartment units with an aggregate of 97,640 square feet of rentable space to be leased, managed and operated as Phase II of the Fieldstone Apartments. The Option Agreement grants us an ongoing option to purchase at least a 70% but not more than 90% beneficial ownership interest in Glenwood II or any affiliated entity that owns the parcel and developments thereon. We may exercise the option at any time after the completion of development and stabilization of the project. If exercised, the purchase price for the option interest will be determined by a formula that utilizes market-rate variables as of that future date.

Pinehurst Apartment Homes

Pinehurst Apartment Homes is located at 500 NW 63rd Street in Kansas City, Missouri. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Pinehurst. JTL Holdings, LLC and JTL Asset Management, Inc., both affiliates of JTL Properties, a Kansas-City based real estate investment and management company, own the remaining 2.5% interest in KC Pinehurst. Pinehurst Apartment Homes is a 146-unit multifamily rental community renovated in 2006 consisting of 10 buildings located on 11.3 acres. The property was developed in two phases in 1986 and 1988. The property has an aggregate of 119,150 square feet of rentable area and an average unit size of 816 square feet. The purchase price for our interest was approximately $2.4 million.

Pheasant Run Apartments

Pheasant Run Apartments is located at 1102 NE Independence Avenue in Lee’s Summit, Missouri. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Pheasant. JTL Holdings, LLC and JTL Asset Management, Inc. own the remaining 2.5% interest in KC Pheasant. Pheasant Run Apartments is a 160-unit multifamily rental community consisting of 10 two-story buildings and a clubhouse located on approximately 10 acres. The property was completed in 1985 and underwent a substantial renovation in 2003 and 2004. The property has an aggregate of 112,000 square feet of rentable area and an average unit size of 700 square feet. The purchase price for our interest was approximately $2.64 million.

The Retreat Apartments

The Retreat Apartments is located at 11128 West 76th Terrace in Shawnee, Kansas. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Retreat. JTL Holdings, LLC and JTL Asset Management, Inc. own the remaining 2.5% interest in KC Retreat. The Retreat Apartments is a 342-unit rental apartment community consisting of 10 three-story garden-style apartment and an attached clubhouse located on 16.43 acres. The property was developed in 1984 and renovated between 2004 and 2005. The property has an aggregate of 230,400 square feet of rentable area and an average unit size of 674 square feet. The purchase price for our interest was approximately $2.85 million.

Hilltop Village Apartments

Hilltop Apartments is located at 8601 Newton Avenue, Kansas City, Missouri. Our interest in this property consists of a 49.0% membership interest in the entity that owns the property, Park Hill Partners . JTL Properties, LLC owns the remaining 51.0% interest in Park Hill Partners. Hilltop Apartments is a 124-unit rental apartment community consisting of five two- and three-story garden-style apartment buildings arranged around a central pool area located on approximately 5 acres. The property was developed in 1986. The property has an aggregate of 78,720 square feet of rentable area and an average unit size of 635 square feet. The purchase price for our interest was approximately $1.05 million.

Conifer Crossing

Conifer Crossing, is located at 3383 Holcomb Bridge Road NW, Norcross, Georgia. Our interest in this property consists of a 42.5% membership interest in the entity that owns the property, FPA/PRIP Conifer. FPA Conifer Investors, LLC owns the remaining 57.5% interest in FPA/PRIP Conifer. The purchase price for our interest was $4.5 million. Conifer Crossing is a 420-unit rental apartment community consisting of 50 wood-frame, two-story, garden-style apartment buildings located on 53.84 acres. The property was developed in 1981. The property has an aggregate of 517,894 square feet of rentable area and an average unit size of 1,233 square feet.

Two and Five Governor Park

Two and Five Governor Park is located at 6310 Greenwich Drive, San Diego, California 92122 and 5060 Shoreham Place, San Diego, California 92122. Our interest in this property consists of a 47.65% membership interest in the entity that owns the property, FPA Governor Park Associates. FPA Governor Park Investors owns the remaining 52.35% interest in FPA Governor Park Associates. The purchase price for our interest was approximately $2.5 million. Two and Five Governor Park are two steel frame office buildings located in the Governor Park office park. Two Governor Park is a two-story office building that was developed in 1985. It has 22,460 square feet of rentable area and sits on a 1.41 acre site. Five Governor Park is a three-story office building that was developed in 1989. It has 53,048 square feet of rentable area and sits on a 2.96 acre site.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Our articles of incorporation permit us to list our shares on a national securities exchange on or before February 23, 2015. In the event we do not obtain listing prior to that date, our articles of incorporation require us to begin selling our properties and liquidating our assets.

In order for FINRA members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA Rule 2710(f)(2)(M) to disclose in each Annual Report distributed to our stockholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, Paladin Advisors must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the Annual Reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2008. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share.

Holders

As of March 15, 2009, there were 1,302 holders of record of our common shares.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual taxable income, subject to certain adjustments, to our stockholders. The amount of any cash distributions will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to declare and make distributions on a monthly basis. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, we may be required to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the requirement that we distribute at least 90% of our taxable income, subject to certain adjustments, in order to qualify as a REIT. As of December 31, 2008, our board of directors has declared the distributions listed below since inception.

Month	Annualized Rate Declared	Date Made/To be Made
December 2005	6.0%	January 17, 2006
January 2006	6.0%	February 15, 2006
February 2006	6.0%	March 15, 2006
March 2006	6.0%	April 17, 2006
April 2006	6.0%	May 15, 2006
May 2006	6.0%	June 15, 2006
June 2006	6.0%	July 17, 2006
July 2006	6.0%	August 15, 2006
August 2006	6.0%	September 15, 2006
September 2006	6.0%	October 16, 2006
October 2006	6.0%	November 15, 2006
November 2006	6.0%	December 15, 2006
December 2006	6.0%	January 15, 2007
January 2007	6.0%	February 15, 2007
February 2007	6.0%	March 15, 2007
March 2007	6.0%	April 16, 2007
April 2007	6.0%	May 15, 2007
May 2007	6.0%	June 15, 2007

Month	Annualized Rate Declared	Date Made/To be Made
June 2007	6.0%	July 16, 2007
July 2007	6.0%	August 15, 2007
August 2007	6.0%	September 17, 2007
September 2007	6.0%	October 16, 2007
October 2007	6.0%	November 15, 2007
November 2007	6.0%	December 17, 2007
December 2007	6.0%	January 15, 2008
January 2008	6.0%	February 15, 2008
February 2008	6.0%	March 17, 2008
March 2008	6.0%	April 15, 2008
April 2008	6.0%	May 15, 2008
May 2008	6.0%	June 16, 2008
June 2008	6.0%	July 15, 2008
July 2008	6.0%	August 15, 2008
August 2008	6.0%	September 15, 2008
September 2008	6.0%	October 15, 2008
October 2008	6.0%	November 17, 2008
November 2008	6.0%	December 15, 2008
December 2008	6.0%	January 15, 2009

Use of Offering Proceeds

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering includes up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. As of December 31, 2008, we had sold 3,705,644 shares of common stock in the Offerings, raising gross proceeds of $36,917,400. From this amount, we have incurred $3,284,988 in selling commissions and dealer manager fees to our dealer managers, $1,310,450 in organization and offering costs (of which $1,111,280 has been recorded in our financial statements), $1,503,347 in acquisition or origination fees and $459,186 in asset management fees. For the year ended December 31, 2008, the ratio of the cost of raising capital to the capital raised was approximately 11.4%.

As of December 31, 2008, we had offering proceeds, net of selling commissions, the dealer manager fee and organization and offering costs, from the Offerings of $32,521,132. We used a combination of net offering proceeds and debt to purchase our interests in ten properties and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through December 31, 2008, see our financial statements included in this Annual Report.

During the fiscal year ended December 31, 2008, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	6,110	$9.30	6,110	(1)
July 1, 2008 to July 31, 2008	7,448	$9.30	7,448	(1)
October 1, 2008 to October 31, 2008	10,510	$9.30	10,510	(1)
November 1, 2008 to November 30, 2008	3,883	$9.30	3,883	(1)

(1)	We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) during any 12-month period, we will not redeem in excess of 10.0% of the number of shares outstanding as of the beginning of such 12-month period; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan.

Item 6.	Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2008	2007	2006	2005	2004
Operating Data:
Revenues	$11,589,811	$5,595,622	$1,530,502	$16,243	$—
Loss before equity in earnings and minority interest	$(2,689,447)	$(1,627,801)	$(855,811)	$(83,728)	$—
Equity in earnings from real estate joint venture	$88,224	$83,896	$75,226	$14,987	$—
Minority interest	$242,673	$219,437	$127,817	$7,200	$—
Net loss	$(2,358,550)	$(1,324,468)	$(652,768)	$(61,541)	$—
Loss per common share (basic and diluted)	$(0.73)	$(0.75)	$(1.42)	$(5.01)	$—
Distributions declared per common share	$0.60	$0.60	$0.60	$0.048	$—
Weighted average common shares outstanding-basic and diluted	3,219,095	1,758,564	458,658	12,291	500
Balance Sheet Data:
Total assets	$136,553,461	$64,863,407	$44,774,940	$1,976,197	$205,000
Mortgages Payable	$98,729,308	$43,879,125	$32,850,000	$—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a Maryland corporation formed on October 31, 2003 and have elected to be taxed as a REIT commencing with the year ended December 31, 2006. We were organized to invest in a diversified portfolio of high quality investments, including investments in real properties and real estate investments, focusing primarily on investments that produce current income.

As of December 31, 2008, we owned interests in ten income-producing properties:

•	801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation;

•	Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000;

•	Fieldstone Apartments, a 266-unit multifamily community property built in 2001;

•	Pinehurst Apartment Homes, a 146-unit renovated multifamily community built in two phases in 1986 and 1988 and renovated in 2006;

•	Pheasant Run Apartments, a 160-unit multifamily community built in 1985 and renovated in 2003 and 2004;

•	The Retreat Apartments, a 342-unit multifamily community built in 1984 and renovated in 2004 and 2005;

•	Hilltop Apartments, a 124-unit multifamily community built in 1986;

•	Conifer Crossing, a 420-unit multifamily community built in 1981; and

•	Two and Five Governor Park, two office buildings developed in 1985 and 1989, respectively.

We intend to invest in a variety of real properties, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We will also seek to invest in loans on real property such as mortgage loans and mezzanine loans, which we refer to as real estate related investments. We own our assets and conduct our operations through Paladin Realty Income Properties, L.P., our operating partnership, which we refer to as “Paladin OP.”

Our Initial Offering terminated on July 28, 2008 in connection with the commencement of our Follow-On Offering on July 28, 2008.

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our stockholders equal at least the amount of our taxable income. Even if we qualify for taxation as a REIT, we may be subject to federal income and excise taxes on our undistributed taxable income. We may also be subject to certain state or local income taxes, or franchise taxes.

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Offering Policy

We are conducting a public offering of up to 75,000,000 shares of common stock at $10 per share. We are also offering up to 10,526,316 shares of common stock under our distribution reinvestment plan. We believe these offerings are currently in the best interest of our stockholders because they increase the likelihood that we will be able to acquire a diverse portfolio of income-producing properties, thereby reducing risk in our portfolio.

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

Policies Regarding Operating Expenses

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters (the “Expense Period”), as these terms are defined in our charter, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. During the four quarters ended December 31, 2008, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25%. During the Expense Period ended December 31, 2008, $433,927 was paid by Paladin Advisors, and the board of directors (including the independent directors) has approved reimbursing Paladin Advisors for this amount in the future to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were operating expenses necessary for the operation of our business, as we are in our early stages of operations and have limited operations to cover our operating expenses and because such amounts will only be reimbursed in the future to the extent described above. For the four consecutive quarters ending December 31, 2008, our general and administrative expenses, which are the equivalent of total operating expenses for purposes of the 2%/25% Rule, represented 2.0% of average invested assets.

Liquidation or Listing Policy

We believe it is in the best interest of our stockholders not to list our common shares on a national exchange at this time. First, we are in the fundraising and property-acquisition stage of our life cycle, and remaining unlisted improves our ability to continue to raise new equity and purchase additional properties so that the real estate portfolio can achieve greater size and diversification. Second, we believe it is more cost effective to remain unlisted and utilize Paladin Advisors as our external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the long-term benefits of completing the Follow-On Offering and allowing the portfolio to mature. In making the decision of whether to apply for listing or our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for stockholders. If our shares are not listed for trading on a national securities exchange by February 23, 2015, we will be required to begin the process of selling our properties and other investments and distributing the net sales proceeds to stockholders in liquidation. In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for the stockholders.

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

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we allocate costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the building and improvements and from five to seven years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from three to 24 months. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

We review long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. If the sum of the expected future cash flows (undiscounted and without interest) is less than our carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value.

Investments

We follow the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2004), “Consolidation of Variable Interest Entities,” or FIN 46R, and we are required to evaluate whether we have a controlling financial interest in an entity through means other than voting rights. If we determine that the joint venture is a “variable interest entity” (“VIE”) and that we are the “primary beneficiary” as defined in FIN 46R, we will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE, we consider other relevant accounting literature including Accounting Principles Board Opinion 18—”The Equity Method of Accounting for Investments in Common Stock,” Statement of Position (“SOP”) 78-9—”Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force Issue (“EITF”) 04-5 — “Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, we determine whether we should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities will be consolidated.

As of December 31, 2008, we held a 99.5% ownership interest in Paladin OP and Paladin OP held a 70% ownership interest in Springhurst, an 83% ownership interest in Glenwood, a 97.5% ownership interest in KC Pinehurst, a 97.5% ownership interest in KC Pheasant, a 97.5% ownership interest in KC Retreat, a 49% ownership interest in Park Hill Partners, a 42.5% ownership interest in FPA/PRIP Conifer, a 47.65% ownership interest in FPA/PRIP Governor Park and a 74% ownership interest in PRIP 801, LLC, as described in Note 3 to the consolidated financial statements. We have determined that Paladin OP and the entities in which it has invested are not VIEs. We consolidate Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant and KC Retreat, as we are the majority owner and exercise control over all significant decisions. We also consolidate Park Hill Partners, FPA/PRIP Conifer and FPA/PRIP Governor Park because we hold a significant ownership interest and exercise control over all significant decisions. We account for our investment in PRIP 801, LLC, under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

On a periodic basis we will evaluate whether there are any indicators that the value of our investments in partially-owned entities accounted for by the equity method are impaired. An investment is impaired if our estimate of the value of the investment is less than the carrying amount. The ultimate realization of our investment in partially-owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially-owned entity is other than temporary, then we would record an impairment charge.

Deferred Loan Costs

Loan costs are capitalized and amortized using the effective interest method over the life of the related loan. The amortization is recorded as a component of interest expense.

Revenue Recognition

We primarily lease residential apartments to tenants under non-cancellable operating leases with terms ranging from three to 24 months. We also lease commercial space to tenants with lease terms extending to 2013. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred.

Accounts Receivable

Accounts receivable is included in other assets in our consolidated balance sheets. Bad debts are recorded under the specific identification method, whereby, uncollectible receivables are directly written off when identified.

Use of Estimates

The presentation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the years ended December 31, 2008, 2007 and 2006 in the accompanying consolidated financial statements.

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

In accordance with FIN 48, the Company has assessed its tax positions for all open tax years as of January 1, 2008 and concluded that there were no material FIN 48 uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2008, 2007 and 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company’s adoption of SFAS No. 157 as of January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows. FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In accordance with FSP FAS 157-2, the Company has not applied the provisions of SFAS No. 157 to the initial measurement of intangible assets acquired in business combinations during the year ended December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited and will be applied to business combinations occurring after the effective date. The Company has adopted SFAS No. 141R effective January 1, 2009. The adoption of SFAS No. 141R would materially impact the Company’s future financial results to the extent that the Company acquires significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to the current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51,” which will require noncontrolling interests (currently referred to as minority interest) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attributed net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. The Company has adopted SFAS No. 160 effective January 1, 2009. The adoption of SFAS No. 160 will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be classified as a component of stockholders’ equity and the disclosure on the statement of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

On November 13, 2008, the FASB ratified EITF consensus on EITF Issue No. 08-06, “Equity Method Investment Accounting Considerations” (“EITF 08-06”). EITF 08-06 addresses questions about the potential effect of SFAS No. 141R and SFAS No. 160 on equity-method accounting under Accounting Principles Board (“APB”) Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). EITF 08-06 generally continues existing practices under APB 18 including the use of a cost-accumulation approach to initial measurement of the investment. EITF 08-06 does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with APB 18. EITF 08-06 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial position, results of operations and cash flows.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46R-8”). This FSP includes disclosure objectives and requires public entities to provide additional year-end and interim disclosures about transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable-interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for the first interim period or fiscal year ending after December 15, 2008. The Company does not believe that the adoption of FSP FAS 140-4 and FIN 46R-8 will have an impact on the Company’s financial statements as the Company does not have significant variable interests.

Results of Operations

Our operating results are primarily comprised of income derived from our portfolio of properties.

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties, the financial impact of the downturn of the credit markets, and those risks listed in Part I, Item 1A. Risk Factors.

We commenced operations with the acquisition of 801 Fiber Optic Drive on November 2, 2005. In addition, we reached the minimum offering for our Initial Offering of at least $1,000,000 in shares on December 2, 2005.

During the year ended December 31, 2006, we acquired interests in Champion Farms Apartments and Fieldstone Apartments for an aggregate investment of $8,809,210. During the year ended December 31, 2007, we acquired interests in Pinehurst Apartment Homes and Pheasant Run Apartments for an aggregate investment of $5,053,378. During the year ended December 31, 2008, we acquired interests in the Retreat Apartments, Hilltop Apartments, Conifer Crossing and Two and Five Governor Park as well as an additional interest in Fieldstone Apartments for an aggregate investment of $12,025,000. As discussed below, increases in operating revenues and expenses are primarily attributable to real estate acquisitions after we commenced operations in December 2005, in addition to the operation of existing properties for the full period.

Our results of operations are not indicative of what we expect our results of operations will be in future periods as we expect that our operating revenues and expenses will continue to increase as a result of as a result of our investments in real property acquired in 2008 and future acquisitions of real property and real estate related investments.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Rental income for the fiscal year ended December 31, 2008 was $10,564,798, compared with $5,072,207 for the fiscal year ended December 31, 2007. Our rental income for 2008 has increased as compared to 2007 due to our investments in Retreat Apartments in January 2008, Hilltop Apartments in April 2008 and Conifer Crossing in August 2008 and a full year of operations of KC Pheasant and KC Pinehurst in which we invested in 2007. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our investments in real properties made in 2008 and future real property investments and real estate related investments.

Other income for the year ended December 31, 2008 was $921,225 compared to $416,793 for the year ended December 31, 2007. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for year ended December 31, 2008 is attributable to our acquisitions in 2008.

Property operating expenses for the year ended December 31, 2008 were $ 4,332,542 compared to $1,732,394 for the year ended December 31, 2007. The increase in property operating expenses is attributable to our acquisitions in 2008. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our investments in real properties acquired in 2008 and future real property investments and real estate related investments.

Real property taxes were $878,813 for the year ended December 31, 2008 compared to $419,129 for the year ended December 31, 2007. The increase in real estate taxes in 2008 is a result of our investments in 2008.

General and administrative expenses were $1,873,251 for the year ended December 31, 2008 compared to $1,036,478 for the year ended December 31, 2007. The increase in general and administrative expenses related primarily to accounting fees, asset management fees, independent director fees, director’s and officer’s liability insurance and legal fees. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions,” increased during the year ended December 31, 2008 due to the fact that our average invested assets increased as a result of our investments in 2008. We expect this trend to continue as we make additional investments.

Interest expense, including amortization of deferred financing costs, was $4,430,622 for the year ended December 31, 2008 and $2,357,226 for the year ended December 31, 2007. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred in connection with our investments in 2008 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $2,764,030 for the year ended December 31, 2008 compared to $1,678,196 for the year ended December 31, 2007. The increase in depreciation and amortization expense in 2008 is a result of our investments in 2008.

Net loss allocated to minority interest increased from $242,673 for the year ended December 31, 2008 compared to $219,437 for the year ended December 31, 2007 due to our investments in Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007, KC Retreat in January 2008, Hilltop Apartments in April 2008, Conifer Crossing in August 2008 and Two and Five Governor Park in December 2008 and investments by the other partners in these joint ventures.

We had a net loss of $2,358,550 for the year ended December 31, 2008, primarily related to the increase in property operating expenses, general and administrative expenses, interest expense, including amortization of deferred financing costs and deprecation and amortization expense partially offset by the increase in total revenues. We had a net loss of $1,324,468 for the year ended December 31, 2007.

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

Property operating expenses for the year ended December 31, 2007 were $1,732,394 compared to $492,297 for the year ended December 31, 2006. The increase in property operating expenses related primarily to the full year of operating expenses incurred for Champion Farms and Fieldstone Apartments during 2007, as compared to partial year periods recorded for 2006 when these two investments were made. Additionally, operating expenses in 2007 included partial year expenses for Pinehurst and Pheasant Run, which we added in September 2007.

Real estate taxes were $419,129 for the year ended December 31, 2007 compared to $78,391 for the year ended December 31, 2006. The increase in real estate taxes in 2007 is a result of our investment in Champion Farms Apartments in June 2006, Fieldstone Apartments in December 2006 and Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007.

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

Interest expense, including amortization of deferred financing costs, was $2,357,226 for the year ended December 31, 2007 and $812,489 for the year ended December 31, 2006. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred in connection with the investment in Champion Farms Apartments in June 2006, Fieldstone Apartments in December 2006 and Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $1,678,196 for the year ended December 31, 2007 compared to $616,887 for the year ended December 31, 2006. The increase in depreciation and amortization expense in 2007 is a result of our investment in Champion Farms Apartments in June 2006, Fieldstone Apartments in December 2006 and Pinehurst Apartment Homes and Pheasant Run Apartments in September 2007.

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

Related Party Transactions

Our board of directors, including our independent directors, has reviewed the material transactions between our affiliates and us since the beginning of 2008 as well as any other such proposed transactions. Set forth below is a description of such transactions and the independent directors’ report on their fairness.

Our Relationship with Paladin Realty Securities, LLC

Paladin Securities is a wholly owned subsidiary of Paladin Advisors and the dealer manager for our offering.

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the Dealer Manager Agreement for the Initial Offering, we paid Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and 4.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to our dividend reinvestment plan. We also paid Paladin Securities a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Pursuant to the terms of the Dealer Manager Agreement for the Follow-On Offering, we pay Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we do not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay Paladin Securities a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the year ended December 31, 2008, we paid $943,952 in selling commissions and dealer manager fees to Paladin Securities. For the year ended December 31, 2007, we paid $667,153 in selling commissions and dealer manager fees to Paladin Securities.

Our board of directors, including our independent directors, believes that this arrangement with our dealer manager is fair. The compensation payable to our dealer manager reflects our belief that such selling commissions and dealer manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a large, diversified portfolio of real property investments and real estate related investments.

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

Paladin Advisors is subject to the oversight of our board of directors. Every transaction we enter into with Paladin Advisors or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and Paladin Advisors or any of its affiliates. A majority of the independent directors who are also otherwise disinterested in the transaction must approve each transaction between us and Paladin Advisors or any of its affiliates as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Our Advisory Agreement has a one-year term expiring July 18, 2009, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties.

Organization and Offering Costs. Our organization and offering costs are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of us and directly by us. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or our dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, we are obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offerings, excluding proceeds from our distribution reinvestment plan, and will be required to return to us any amount we reimburse them in excess of 3.0% of the gross proceeds from the Offerings, excluding proceeds from our distribution reinvestment plan.

We had incurred organization and offering costs of $8,201,213 and $6,200,860 as of December 31, 2008 and 2007, respectively, which includes $6,893,824 and $4,354,293, respectively, paid by Paladin Advisors, as described in Note 6 of the notes to our consolidated financial statements included herewith. Such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recorded by us, organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. For the years ended December 31, 2008 and 2007, we have recognized $329,620 and $534,637, respectively, of offering costs which were charged to stockholders’ equity. For the years ended December 31, 2008 and 2007, we recognized no organization costs in the consolidated statements of operations.

As of December 31, 2008, we have recognized a total of $1,111,280 of organization and offering costs. Subject to the 3.0% limitation, the remaining $7,089,933 in organization and offering costs, as of December 31, 2008 will be recognized in future periods as we receive additional proceeds of our offering.

Expense Reimbursement. Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. We will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income (the “2%/25% Rule”), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule during the Expense Period. Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our net income for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under GAAP (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

Paladin Advisors must reimburse the excess expenses to us within 60 days after the end of each fiscal quarter unless a majority of the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer the reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates.

During the Expense Period ended December 31, 2008, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended December 31, 2008, $433,927 was paid by Paladin Advisors, and the board of directors (including the independent directors) has approved reimbursing Paladin Advisors for this amount. In the future, to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for such future Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were operating expenses necessary for the operation of our business, as we are in our early stages of operations and have limited operations to cover our operating expenses and because such amounts will only be reimbursed in the future to the extent described above. As of December 31, 2008, Paladin Advisors and its affiliates had incurred $1,932,971 in general and administrative expenses on our behalf. For the four consecutive quarters ending December 31, 2008, our general and administrative expenses, which are the equivalent of total operating expenses for purposes of the 2%/25% Rule, represented 2.0% of average invested assets.

During the year ended December 31, 2008, we incurred $982,678 in general and administrative expenses. In accordance with the Advisory Agreement, we recognize as an expense on a quarterly basis amounts not exceeding the 2%/25% Rule. Due to the application of the 2%/25% Rule, we were able to recognize $1,873,251 of general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2008 with the additional amount of $890,573, which was incurred in previous years, recorded as due to affiliate.

Acquisition Fees. Pursuant to the terms of the Advisory Agreement prior to its amendment and restatement effective July 18, 2008, we paid Paladin Advisors acquisition fees consisting of 2.75% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 5.5% of the funds we advance with respect to the investment. As amended, our Advisory Agreement provides for an acquisition fee in an amount equal to 1.5% of (1) the purchase price of a real property investment acquired directly; (2) our allocable cost of a property acquired in a joint venture or (3) with respect to real estate related investments, the funds advanced for such investment. Our allocable cost of a joint venture investment is equal to the product of (i) the amount actually paid or allocated to the purchase, development, construction or improvement of properties by the joint venture, inclusive of expenses related thereto, and the amount of outstanding debt associated with such properties and the joint venture, and (ii) the Fund’s percentage economic interest in the joint venture.

Paladin Advisors was entitled to acquisition fees of $646,914 relating to the acquisition of Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park and the additional 18% membership interest in Glenwood, which were paid during the fiscal year ended December 31, 2008. The acquisition fees were capitalized as part of our investment in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, Retreat Apartments, Hilltop Apartments, Conifer Crossing and Two and Five Governor Park.

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

For each of our existing properties from the respective dates of acquisition through the period that we own the properties, our advisor has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of our allocable cost of the real property acquired in these joint ventures. Our advisor acknowledges that it has waived its right to receive any additional amounts due under the advisory agreement for such properties.

For the years ended December 31, 2008 and 2007, Paladin Advisors was entitled to asset management fees of $256,336 and $141,375, respectively, relating to the management of 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes and Pheasant Run Apartments. All asset management fees were paid prior to December 31, 2008.

Our board of directors, including our independent directors, considers our relationship with Paladin Advisors during 2008 to be fair. Our board of directors, including our independent directors, evaluated the performance of Paladin Advisors and the compensation paid to Paladin Advisors in connection with its decision to amend and restate the Advisory Agreement on July 18, 2008. Our board of directors, including our independent directors, believes that the amounts payable to Paladin Advisors under the Advisory Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for Paladin Advisors to provide the desired level of services to us and our stockholders. Our board of directors, including our independent directors, bases its evaluation of Paladin Advisors on factors such as (a) the amount of the fees paid to Paladin Advisors in relation to the size, composition and performance of our portfolio; (b) the success of Paladin Advisors in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by Paladin Advisors and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection and other fees; (e) the quality and extent of service and advice furnished by Paladin Advisors; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by Paladin Advisors for its own account.

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

Our management is not aware of any other material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real property and real estate related investments.

Liquidity and Capital Resources

For the year ended December 31, 2008, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $8,978,815 from the sale of 994,881 common shares in our Offerings; and

•	net operating income of $6,274,668 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “net loss” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss from continuing operations for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Net Operating Income	$6,274,668	$3,337,477	$939,990
Equity in earnings of real estate joint venture	88,224	83,896	75,226
Interest Income	103,788	106,622	19,824
Depreciation and amortization expenses	(2,764,030)	(1,678,196)	(616,887)
Interest expense	(4,430,622)	(2,357,226)	(812,489)
General and administrative expenses	(1,873,251)	(1,036,478)	(386,249)
Minority interest	242,673	219,437	127,817

Net Loss	$(2,358,550)	$(1,324,468)	$(652,768)

We are dependent upon the net proceeds to be received from our Follow-On Offering to conduct our proposed activities. The capital required to make additional real property investments and real estate related investments will be obtained from the Follow-On Offering and from any indebtedness that we may incur in connection with the acquisition of any real properties and real estate related investments thereafter. We anticipate our sources of funds will continue to consist of the net proceeds from the Follow-On Offering and indebtedness. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Net cash provided by operating activities for the year ended December 31, 2008 was $1,324,628 compared to $225,381 for the year ended December 31, 2007 and $391,288 for the year ended December 31, 2006. The increase in 2008 from 2007 relates to our acquisitions in 2008 and a full year of activity for our acquisitions completed in 2007. The decrease in 2007 from 2006 was due to the fact that our net cash provided by operating activities in 2007 decreased because of additional expenses incurred in connection with ramp-up costs.

Net cash used in investing activities for the year ended December 31, 2008 was $70,568,788, which included $67,145,384 relating to the purchase of real estate and improvements, an increase in restricted cash of $3,475,780 partially offset by distributions from real estate joint venture in excess of equity in earnings of $52,376. Net cash used in investing activities for the year ended December 31, 2007 was $12,257,593, which included $11,581,949 relating to the purchase of real estate and improvements, payment of $578,498 of acquisition fees paid to Paladin Advisors and an increase in restricted cash of $179,750 offset by distributions from real estate joint venture in excess of equity in earnings of $82,604. Net cash used in investing activities for the year ended December 31, 2006 was $24,650,252, which included $24,699,123 relating to the purchase of real estate and improvements and $40,794 in investment in real estate joint venture offset by distributions from real estate joint venture in excess of equity in earnings of $89,665.

Net cash provided by financing activities was $67,158,729 for the year ended December 31, 2008 primarily related to $50,667,612 of borrowings from mortgage lenders, $9,992,767 in proceeds from the issuance of common shares in our Follow-On Offering, $868,977 decrease in due from affiliates and $8,826,659 of contributions from minority interests partially offset primarily by $67,429 of payments on mortgage payable, $943,952 of selling commissions and dealer manager fees, $522,935 of deferred loan costs, $329,620 of offering costs, $753,653 of distributions paid, $259,991 of treasury shares purchased and $249,706 of distributions to minority interest. Net cash provided by financing activities was $15,286,918 for the year ended December 31, 2007 related to $6,250,000 of borrowings from mortgage lenders, $17,106,137 in proceeds from the issuance of common shares in our Initial Offering, an increase in unaccepted subscription of common stock of $188,210 and $129,574 of contributions from minority interests offset primarily by $3,800,000 of payments on note payable to affiliate, $1,604,634 of selling commissions and dealer manager fees, $94,833 of deferred loan costs, $534,637 of offering costs, $1,217,400 increase in due from affiliates, $343,022 of dividends paid, $16,638 of payments on mortgages payable, increase in restricted cash of $738,210, $23,593 of treasury shares purchased and $14,036 of distributions to minority interest. Net cash provided by financing activities was $25,164,064 for the year ended December 31, 2006 primarily related to $16,350,000 of borrowings from mortgage lenders and net borrowings of $6,200,000 from notes payable to affiliate relating to the Champion Farms Apartments and Fieldstone Apartments acquisition and $6,257,084 in proceeds from the issuance of common shares in our offering offset primarily by $2,400,000 of payments on notes payable to affiliate, $595,579 of selling commissions and dealer manager fees, $470,500 of deferred loan costs, $95,000 of offering costs, $71,981 of distributions paid and $9,960 of distributions to minority interest.

Mortgages Payable

We have mortgage loans in an aggregate amount of $98,729,308 outstanding, consisting of (1) $16,350,000 incurred in connection with the acquisition of our interest in Champion Farms Apartments, (2) $16,500,000 incurred in connection with the acquisition of our interest in Fieldstone Apartments, (3) $4,711,696 incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, (4) $6,250,000 incurred in connection with the acquisition of our interest in Pheasant Run Apartments, (5) $13,600,000 incurred in connection with the acquisition of our interest in Retreat Apartments, (6) $4,250,000 incurred in connection with the acquisition of our interest in Hilltop apartments, (7) $28,700,000 incurred in connection with the acquisition of our interest in Conifer Crossing and (8) $8,367,612 incurred in connection with the acquisition of our interest in Two and Five Governor Park. All of these loans, except for the loan incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, are interest only and the earliest debt maturity is in December 2010. These mortgage notes payable are described in detail in Note 4 to our consolidated financial statements included herein.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of December 31, 2008, our leverage did not exceed 300% of the value of our net assets.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008:

Mortgages Payable	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal	$98,729,308	$72,115	$8,720,956	$1,465,411	$88,470,826
Interest	$40,173,806	$6,032,303	$11,465,284	$10,798,702	$11,877,517

Total	$138,903,114	$6,104,418	$20,186,240	$12,264,113	$100,348,343

Distributions

We paid $1,878,155 in distributions in the fiscal year ended December 31, 2008. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

Of the $1,878,155 distributions, $753,653 was paid in cash and $1,124,502 was paid through the distribution reinvestment plan in the form of additional shares issued.

Month	Annualized Rate Declared(1)	Date Paid	Total Distribution
December 1, 2007 to December 31, 2007	6.0%	January 15, 2008	$130,354
January 1, 2008 to January 31, 2008	6.0%	February 15, 2008	$134,933
February 1, 2008 to February 29, 2008	6.0%	March 17, 2008	$131,386
March 1, 2008 to March 31, 2008	6.0%	April 15, 2008	$145,938
April 1, 2008 to April 30, 2008	6.0%	May 15, 2008	$148,235
May 1, 2008 to May 31, 2008	6.0%	June 16, 2008	$158,010
June 1, 2008 to June 30, 2008	6.0%	July 15, 2008	$158,654
July 1, 2008 to July 31, 2008	6.0%	August 15, 2008	$168,738
August 1, 2008 to August 31, 2008	6.0%	September 15, 2008	$172,624
September 1, 2008 to September 30, 2008	6.0%	October 15, 2008	$171,865
October 1, 2008 to October 31, 2008	6.0%	November 17, 2008	$180,208
November 1, 2008 to November 30, 2008 (2)	6.0%	December 15, 2008	$177,219

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On November 25, 2008, our board of directors declared dividends for the month of December 2008 that totaled approximately $186,000 when paid on January 15, 2009. On December 23, 2008, our board of directors declared dividends for the month of January 2009 that totaled approximately $189,000 when paid on February 17, 2009. On January 27, 2009, our board of directors declared dividends for the month of February 2009 that will total approximately $176,000 when paid on March 16, 2009. On February 24, 2009, our board of directors declared dividends for the month of March 2009 that will total approximately $199,000 when paid on April 15, 2009.

Each of our nine real estate investments is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive on an unconsolidated basis, and the operations of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, the Hilltop Apartments, Conifer Crossing and Two and Five Governor Park on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the minority interest held by our joint venture partner. As structured as of December 31, 2008, our investment in Champion Farms Apartments represented a 70% ownership interest, our investment in Fieldstone Apartments an 83% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest, our investment in Pheasant Run Apartment a 97.5% ownership interest, a 97.5% ownership interest in the Retreat Apartments, a 49.0% ownership interest in Hilltop Apartments, a 42.5% ownership interest in Conifer Crossing and a 47.65% interest in Two and Five Governor Park. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital. By the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for the Retreat Apartment and Hilltop Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 12.0% return on our invested capital. By the terms of the joint venture for Conifer Crossing, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.5% return on our invested capital. By the terms of the joint venture for Two and Five Governor Park, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 9.0% return on our invested capital.

The following chart compares cash distributions received from the Company’s investments in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing and Two and Five Governor Park during the year ended December 31, 2008 and the year ended December 31, 2007 with distributions paid during the same period.

	801 Fiber Optic	Champion Farms Apartments	Fieldstone Apartments	Pinehurst Apartment Homes	Pheasant Run Apartments	Retreat Apartments (1)	Hilltop Apartments (2)	Conifer Crossing (3)	Two and Five Governor Park (4)	Total
Summary of Cash Distributions from Investments:
Year ended December 31, 2007	$166,500	$378,129	$303,932	$63,768	$62,054	—	—	—	—	$974,383
Year ended December 31, 2008	$140,600	$428,129	$397,865	$217,020	$237,792	$301,866	$92,050	$138,125	—	$1,953,447
Summary of Distributions Paid
Year ended December 31, 2007										$969,937
Year Ended December 31, 2008										$1,878,155

(1)	We acquired our interest in the Retreat Apartments on January 14, 2008.
(2)	We acquired our interest in Hilltop Apartments on April 7, 2008.
(3)	We acquired our interest in Conifer Crossing on August 5, 2008.
(4)	We acquired our interest in Two and Five Governor Park on December 19, 2008.

Of the $1,878,155 distributions noted above for 2008, $753,653 was paid in cash and $1,124,502 was paid through the distribution reinvestment plan in the form of additional shares issued. Of the $969,937 distributions noted above for the year ended December 31,2007, $343,022 was paid in cash and $626,915 was paid through the distribution reinvestment plan in the form of additional shares issued.

As shown in the previous tables, cash distributions from our investments have exceeded the distributions paid for the years ended December 31, 2008 and 2007. In addition, for the year ended December 31, 2008, cash flow from operations was $1,324,628, which was more than the amount of distributions paid in cash. For the year ended December 31, 2007, cash flow from operations was $225,381, which was less than the amount of distributions paid in cash. Paladin Advisors has paid expenses on our behalf and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. We are dependent on Paladin Advisors to support our financial position currently because of our small size. As we continue to grow by selling shares in our Follow-On Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors.

For the year ended December 31, 2008, Paladin Advisors and its affiliates had incurred on our behalf $433,928 in general and administrative expenses. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has deferred (without interest) repayment of these expenses. The payment of these obligations may impact our ability to pay future distributions. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expenses or fees, our ability to pay distributions to our stockholders could be adversely affected, and we may be unable to pay distributions to our stockholders, or such distributions could decrease significantly. Additionally, if Paladin Advisors continues to pay expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact on our ability to pay distributions in future periods as well as potentially adversely impact the value of an investment in the Company.

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

Our Performance—Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investments Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which it believes more accurately reflects the operating performance of a REIT such as us. FFO is not equivalent to our net income or loss as defined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.

The historical accounting convention used for real estate requires a straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance. Our FFO reporting complies with NAREIT’s policy described above.

The following is the calculation of FFO for the years ended December 31, 2008, 2007 and 2006, respectively.

	December 31, 2008	December 31, 2007	December 31, 2006
Net loss attributable to common shares	$(2,358,550)	$(1,324,468)	$(652,768)
Add:
Depreciation and amortization—consolidated entities	2,764,030	1,678,196	616,887
Depreciation and amortization—unconsolidated entities	68,660	68,660	69,181
Less:
Depreciation and amortization of minority interests	(600,305)	(521,479)	(197,615)

FFO	$(126,165)	$(99,091)	$(164,315)
FFO per share-basic and diluted	$(0.04)	$(0.06)	$(0.36)
Weighted average number of shares outstanding—basic and diluted	3,219,095	1,758,564	458,658

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2008, the principal amounts including amounts required for amortization and at maturity and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate date — principal payments	$72,115	$8,443,915	$277,041	$609,710	$855,700	$88,470,827	$98,729,308	$97,897,025

Weighted-average interest rate on maturing debt (1)	5.58%	6.99%	5.88%	5.93%	5.86%	5.93%

(1)	The “weighted-average interest rate on maturing debt” has been calculated using the current interest rate on amounts either amortized or maturing in a given period.

The estimated fair value of our mortgage loans payable was $97,897,025 as of December 31, 2008. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates as of December 31, 2008.

As of December 31, 2008, our debt consisted of fixed rate mortgage loan payables in the principal amount of $98,729,308, at a weighted-average interest rate of 6.05% per annum.

In addition to changes in interest rates, the value of our real property investments and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective (as defined in Rules 13a-15(e) and 13d-15(e) under the Exchange Act).

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for preparing the Company’s annual consolidated financial statements and establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management , including the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective and that there were no material weaknesses in the Company’s internal control over financial reporting, as of the end of the period covered by this report. Management excluded the acquisitions of Conifer Crossing and Two and Five Governor Park, acquired in August 2008 and December 2008, respectively, from its report on internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s management report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report on internal control over financial reporting in this annual report.

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

Other than our independent directors, each of our officers and directors are officers of Paladin Advisors and officers, limited partners and/or members of affiliates of Paladin Advisors. As a result, these individuals will be subject to conflicts of interest in allocating their time between us and other activities and operations of Paladin Advisors and its affiliates and between fiduciary duties owed to us and to those entities. Please see Item 1A “Risk Factors—Risks Related To Conflicts of Interest.”

All executive officers serve at the pleasure of the board of directors. Our directors and executive officers are listed below:

Name	Age	Positions
Whitney A. Greaves	45	President and Chief Executive Officer

Michael B. Lenard	53	Executive Vice President, Secretary, Counselor and Director

John A. Gerson	60	Executive Vice President, Chief Financial Officer and Director

James R. Worms	63	Chairman of the Board

William K. Dunbar	49	Chief Investment Officer

Harold H. Greene	70	Independent Director

Harvey Lenkin	72	Independent Director

Michael L. Meyer	70	Independent Director

Christopher H. Volk	52	Independent Director

Whitney A. Greaves has served as our President and Chief Executive Officer since November 2008. She served as Chief Operating Officer from May 2007 to November 2008. Ms. Greaves also serves as a Vice President of Paladin Advisors and a Managing Director of Paladin Realty.

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

John A. Gerson has served as our Chief Financial Officer and an Executive Vice President and also as one of our directors since February 2004. He is also an Executive Vice President and Chief Financial Officer of Paladin Advisors and the Senior Managing Director and Chief Financial Officer and a management committee member of Paladin Realty.

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

James R. Worms has served as one of our directors since October 2003 and as our Chairman of the Board since November 2008. He also served as our President and Chief Executive Office from October 2003 to November 2008. Mr. Worms is also the President of Paladin Advisors, and the Chairman and Chief Executive Officer and a management committee member of Paladin Realty. Paladin Realty is our sponsor and the managing member of Paladin Advisors.

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

Harvey Lenkin has served as one of our directors since February 2004. Mr. Lenkin served as President and Chief Operating Officer and as a director of Public Storage, Inc. from November 1991 until his retirement on June 30, 2005. He continues to serve as a director of Public Storage, Inc. Public Storage, Inc. is a real estate investment trust that primarily acquires, develops, owns and operates storage facilities. Mr. Lenkin was employed in various capacities by Public Storage, Inc. for 27 years. Since March 1998, Mr. Lenkin has been a director of PS Business Parks, Inc., an affiliate of Public Storage, Inc. that is a real estate investment trust that acquires primarily industrial, office, retail and flex properties. Mr. Lenkin was President of PS Business Parks, Inc. from 1990 until March of 1998. Mr. Lenkin has served as a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. Mr. Lenkin is a life trustee of Huntington Hospital in Pasadera, California and a director of the Ronald McDonald House Charities of Southern California.

Mr. Lenkin graduated from UCLA with a Bachelor’s degree in education.

Michael L. Meyer has served as one of our directors since February 2004. Mr. Meyer is a private real estate investor and since October 1999 has been the Chief Executive Officer of Michael L. Meyer Company, which is a principal of and/or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer has also been a principal in AMG Realty Investors, LLC, a commercial real estate investment company. From 1974 to 1998, Mr. Meyer was Managing Partner—Orange County with E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director of City National Bank and City National Corporation.

Mr. Meyer was inducted into the California Building Industry Foundation Hall of Fame in June of 1999 for outstanding achievements in the real estate industry and community. Mr. Meyer was also the recipient of the University of California Irvine Graduate School of Management Real Estate Program Lifetime Achievement Award. Mr. Meyer is a graduate of the University of Iowa.

Christopher H. Volk has served as one of our directors since February 2004. Mr. Volk is President and Chief Executive Officer and a director of Spirit Finance Capital Management, LLC, a Scottsdale, Arizona-based company that provides advisory services for Spirit Finance Corporation, a real estate investment trust that specializes in providing financing for single tenant, operationally-essential real estate, which he co-founded in 2003. In August 2007, Spirit Finance Corporation was acquired through a merger with Redford Merger Co., which is owned by a consortium of investors including Macquarie Bank Limited, Kaupthing Bank, and other independent equity participants. From 2004 to August 2007, Spirit Finance Corporation was a listed company on the New York Stock Exchange. From 1986 until August 2001, Mr. Volk was President and Chief Operating Officer and a member of the board of directors of Franchise Finance Corporation of America, a NYSE-listed real estate investment trust that focused on providing real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets, and from August 2001 to December 2002 served as Chief Operating Officer of its successor, GE Franchise Finance.

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

Corporate Governance Committee

Our board of directors has established a corporate governance committee. The corporate governance committee is responsible for:

•	oversight of board and committee composition and practices;

•	our corporate governance practices;

•	reviewing the selection criteria for directors and reviewing the selection of nominees to serve as directors;

•	evaluating the performance of the board;

•	developing, reviewing, evaluating and making recommendations to the board with respect to corporate governance; and

•	other relevant policies and procedures.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. The Code of Ethics is available on our website at www.paladinreit.com. We will also post any amendments or waivers to our Code of Ethics on our website.

Item 11.	Executive Compensation

Information required by this Item 11 is incorporated by reference to the information contained under the caption “Executive Compensation” and “Director Compensation—Fiscal Year 2008” in our 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference to the information contained under the caption “Stock Ownership” in our 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this Item 13 is incorporated by reference to the information contained under the caption “Certain Relationships and Related Party Transactions” in our 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this Item 14 is incorporated by reference to the information contained under the caption “Fees Paid to Independent Registered Public Accounting Firm” in our 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Registrant’s Prospectus on July 28, 2008 and incorporated herein by reference).

4.2	Paladin Realty Income Properties, Inc. Distribution Reinvestment Plan (filed as Appendix C to the Registrant’s Prospectus on July 28, 2008 and incorporated herein by reference).

10.1	Third Amended and Restated Advisory Agreement dated July 18, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 23, 2008 and incorporated herein by reference)

*10.2	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q on May 13, 2005 and incorporated herein by reference)

10.3	Purchase Agreement and Amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference)

10.4	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC, dated October 31, 2005 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference)

10.5	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference)

10.6	Membership Interest Purchase and Sale Agreement by and among PRIP 3700, LLC, Bradley B. Chambers, Buckingham Investment Corporation and Springhurst Housing Partners, LLC, dated as of May 10, 2006 (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on May 12, 2006 and incorporated herein by reference)

10.7	Amended and Restated Operating Agreement of Springhurst Housing Partners, LLC, dated June 1, 2006, by and between PRIP 3700, LLC and Buckingham Springhurst, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference)

10.8	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of June 1, 2006 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference)

10.9	Membership Interest Purchase and Sale Agreement by and between Shiloh Housing Partners II, LLC and Glenwood Housing Partners I, LLC, dated as of December 1, 2006 (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference)

10.10	Amended and Restated Operating Agreement of Glenwood Housing Partners I, LLC by and between PRIP 10637, LLC and Shiloh Crossing Partners II, LLC, dated as of December 1, 2006 (filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference)

10.11	Note for loan of $2,000,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference)

10.12	Note for loan of $1,100,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference)

10.13	Phase II Options Agreement by and between Glenwood Housing Partners II, LLC and PRIP 10637, LLC, dated as of December 1, 2006 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference)

10.14	Purchase and Sale Agreement by and between Pinehurst Associates, LLC and KC Pinehurst Associates, LLC dated as of July 2, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 9, 2007 and incorporated herein by reference)

10.15	Operating Agreement of KC Pinehurst Associates, LLC, dated as of September 13, 2007, by and among PRIP 500, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.18 to the Registrant’s on Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference)

10.16	Assumption Agreement dated September 13, 2007 by and among Pinehurst Associates, LLC, KC Pinehurst Associates, LLC, Federal Home Loan Mortgage Corporation and Robert E. Spielman (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference)

10.17	Promissory Note dated December 6, 2005 executed by KC Pinehurst Associates, LLC and payable to NorthMarq Capital, Inc. (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference)

10.18	Multi-family Deed of Trust, Assignment of Rents and Security Agreement, dated December 6, 2005 by Pinehurst Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference)

10.19	Guaranty, dated September 13, 2007, by James E. Lippert in favor of the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference)

10.20	Guaranty, dated December 6, 2006, by Robert E. Spielman in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.21	Purchase and Sale Agreement by and between Pheasant Run Apts, LS, Limited Partnership and KC Pheasant Associates, LLC dated as of August 2, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 8, 2007 and incorporated herein by reference)

10.22	Operating Agreement of KC Pheasant Associates, LLC, dated as of September 25, 2007, by and among PRIP 1102, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference)

10.23	Multifamily Note effective as of September 26, 2007 made by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference)

10.24	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of September 26, 2007 by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference)

10.25	Purchase and Sale Agreement, dated as of January 11, 2008, by and between The Retreat, LLC and KC Retreat Associates, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 17, 2007 and incorporated herein by reference)

10.26	Operating Agreement of KC Retreat Associates, LLC, dated as of January 11, 2008, by and among PRIP 11128, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 17, 2007 and incorporated herein by reference)

10.27	Multifamily Note, effective as of January 11, 2008, made by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 17, 2007 and incorporated herein by reference)

10.28	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of January 11, 2008, by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on January 17, 2007 and incorporated herein by reference)

10.29	Guaranty, dated January 11, 2008, by James E. Lippert in favor NorthMarq Capital, Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 17, 2007 and incorporated herein by reference)

10.30	Repair Escrow Agreement, dated as of January 11, 2008, by and between KC Retreat Associates, LLC and NorthMarq Capital, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on January 17, 2007 and incorporated herein by reference)

10.31	Purchase and Sale Agreement, dated as of April 2, 2008, by and between Simpson Financing Limited Partnership and Fowler Property Acquisitions, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.32	Assignment and Assumption of Agreement of Purchase and Sale, dated as of May 22, 2008, by and between Fowler Property Acquisitions, LLC and FPA Conifer Associates, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.33	Amendment to Assignment and Assumption of Agreement of Purchase and Sale, dated as of July 27, 2008, by and between Fowler Property Acquisitions, LLC and FPA/PRIP Conifer, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.34	Operating Agreement of FPA/PRIP Conifer, LLC, dated as of August 4, 2008, by and between PRIP 3383, LLC and FPA Conifer Investors, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.35	Multifamily Note effective as of August 5, 2008 made by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.36	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, effective as of August 5, 2008, by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.37	Guaranty, dated August 5, 2008, by Gregory A. Fowler in favor Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.38	Repair Escrow Agreement, dated as of August 5, 2008, by and between FPA/PRIP Conifer, LLC and the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.39	Purchase and Sale Agreement, dated as of September 9, 2008, by and between MIREF Governor Finance, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.40	First Amendment to Real Estate Purchase and Sale Agreement, dated as of October 23, 2008, by and between MIREF Governor Park, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.41	Assignment and Assumption of Agreement of Purchase and Sale, dated as of September 25, 2008, by and between Fowler Property Acquisitions, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.42	Operating Agreement of FPA/PRIP Governor Park, LLC, dated as of December 19, 2008, by and between PRIP 5060/6310, LLC and FPA Governor Park Investors, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.43	Master Lease Agreement, dated as of December 20, 2008, by and between FPA Governor Park Associates, LLC and Trinity Property Consultants, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.44	Promissory Note secured by Deed of Trust effective as of December 19, 2008 made by FPA Governor Park Associates, LLC in favor of MIREF Governor Finance, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.45	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing), effective as of December 19, 2008, by FPA Governor Park Associates, LLC for the benefit of MIREF Governor Finance, LLC (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.46	Guaranty, dated December 19, 2008, by Gregory A. Fowler in favor MIREF Governor Finance, LLC (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

21.1	List of subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2009	PALADIN REALTY INCOME PROPERTIES, INC.

	By:	/s/ Whitney A. Greaves
Whitney A. Greaves
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Whitney A. Greaves	President, Chief Executive Officer and	March 27, 2009
Whitney A. Greaves	Director
(Principal Executive Officer)

/s/ Michael B. Lenard	Executive Vice President, Secretary,	March 27, 2009
Michael B. Lenard	Counselor and Director

/s/ John A. Gerson	Executive Vice President, Chief	March 27, 2009
John A. Gerson	Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ James R. Worms	Chairman of the Board	March 27, 2009
James R. Worms

/s/ Harold H. Greene	Director	March 27, 2009
Harold H. Greene

/s/ Harvey Lenkin	Director	March 27, 2009
Harvey Lenkin

/s/ Michael L. Meyer	Director	March 27, 2009
Michael L. Meyer

/s/ Christopher H. Volk	Director	March 27 , 2009
Christopher H. Volk

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Registrant’s Prospectus on July 28, 2008 and incorporated herein by reference).

4.2	Paladin Realty Income Properties, Inc. Distribution Reinvestment Plan (filed as Appendix C to the Registrant’s Prospectus on July 28, 2008 and incorporated herein by reference).

10.1	Third Amended and Restated Advisory Agreement dated July 18, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 23, 2008 and incorporated herein by reference)

*10.2	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q on May 13, 2005 and incorporated herein by reference)

10.3	Purchase Agreement and Amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference)

10.4	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC, dated October 31, 2005 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference)

10.5	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference)

10.6	Membership Interest Purchase and Sale Agreement by and among PRIP 3700, LLC, Bradley B. Chambers, Buckingham Investment Corporation and Springhurst Housing Partners, LLC, dated as of May 10, 2006 (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on May 12, 2006 and incorporated herein by reference)

10.7	Amended and Restated Operating Agreement of Springhurst Housing Partners, LLC, dated June 1, 2006, by and between PRIP 3700, LLC and Buckingham Springhurst, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference)

10.8	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of June 1, 2006 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference)

10.9	Membership Interest Purchase and Sale Agreement by and between Shiloh Housing Partners II, LLC and Glenwood Housing Partners I, LLC, dated as of December 1, 2006 (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference)

10.10	Amended and Restated Operating Agreement of Glenwood Housing Partners I, LLC by and between PRIP 10637, LLC and Shiloh Crossing Partners II, LLC, dated as of December 1, 2006 (filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference)

10.11	Note for loan of $2,000,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference)

10.12	Note for loan of $1,100,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference)

10.13	Phase II Options Agreement by and between Glenwood Housing Partners II, LLC and PRIP 10637, LLC, dated as of December 1, 2006 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference)

10.14	Purchase and Sale Agreement by and between Pinehurst Associates, LLC and KC Pinehurst Associates, LLC dated as of July 2, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 9, 2007 and incorporated herein by reference)

10.15	Operating Agreement of KC Pinehurst Associates, LLC, dated as of September 13, 2007, by and among PRIP 500, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.18 to the Registrant’s on Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference)

10.16	Assumption Agreement dated September 13, 2007 by and among Pinehurst Associates, LLC, KC Pinehurst Associates, LLC, Federal Home Loan Mortgage Corporation and Robert E. Spielman (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference)

10.17	Promissory Note dated December 6, 2005 executed by KC Pinehurst Associates, LLC and payable to NorthMarq Capital, Inc. (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference)

10.18	Multi-family Deed of Trust, Assignment of Rents and Security Agreement, dated December 6, 2005 by Pinehurst Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference)

10.19	Guaranty, dated September 13, 2007, by James E. Lippert in favor of the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference)

10.20	Guaranty, dated December 6, 2006, by Robert E. Spielman in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007)

10.21	Purchase and Sale Agreement by and between Pheasant Run Apts, LS, Limited Partnership and KC Pheasant Associates, LLC dated as of August 2, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 8, 2007 and incorporated herein by reference)

10.22	Operating Agreement of KC Pheasant Associates, LLC, dated as of September 25, 2007, by and among PRIP 1102, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference)

10.23	Multifamily Note effective as of September 26, 2007 made by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference)

10.24	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of September 26, 2007 by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference)

10.25	Purchase and Sale Agreement, dated as of January 11, 2008, by and between The Retreat, LLC and KC Retreat Associates, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 17, 2007 and incorporated herein by reference)

10.26	Operating Agreement of KC Retreat Associates, LLC, dated as of January 11, 2008, by and among PRIP 11128, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 17, 2007 and incorporated herein by reference)

10.27	Multifamily Note, effective as of January 11, 2008, made by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 17, 2007 and incorporated herein by reference)

10.28	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of January 11, 2008, by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on January 17, 2007 and incorporated herein by reference)

10.29	Guaranty, dated January 11, 2008, by James E. Lippert in favor NorthMarq Capital, Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 17, 2007 and incorporated herein by reference)

10.30	Repair Escrow Agreement, dated as of January 11, 2008, by and between KC Retreat Associates, LLC and NorthMarq Capital, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on January 17, 2007 and incorporated herein by reference)

10.31	Purchase and Sale Agreement, dated as of April 2, 2008, by and between Simpson Financing Limited Partnership and Fowler Property Acquisitions, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.32	Assignment and Assumption of Agreement of Purchase and Sale, dated as of May 22, 2008, by and between Fowler Property Acquisitions, LLC and FPA Conifer Associates, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.33	Amendment to Assignment and Assumption of Agreement of Purchase and Sale, dated as of July 27, 2008, by and between Fowler Property Acquisitions, LLC and FPA/PRIP Conifer, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.34	Operating Agreement of FPA/PRIP Conifer, LLC, dated as of August 4, 2008, by and between PRIP 3383, LLC and FPA Conifer Investors, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.35	Multifamily Note effective as of August 5, 2008 made by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.36	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, effective as of August 5, 2008, by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.37	Guaranty, dated August 5, 2008, by Gregory A. Fowler in favor Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.38	Repair Escrow Agreement, dated as of August 5, 2008, by and between FPA/PRIP Conifer, LLC and the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference)

10.39	Purchase and Sale Agreement, dated as of September 9, 2008, by and between MIREF Governor Finance, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.40	First Amendment to Real Estate Purchase and Sale Agreement, dated as of October 23, 2008, by and between MIREF Governor Park, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.41	Assignment and Assumption of Agreement of Purchase and Sale, dated as of September 25, 2008, by and between Fowler Property Acquisitions, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.42	Operating Agreement of FPA/PRIP Governor Park, LLC, dated as of December 19, 2008, by and between PRIP 5060/6310, LLC and FPA Governor Park Investors, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.43	Master Lease Agreement, dated as of December 20, 2008, by and between FPA Governor Park Associates, LLC and Trinity Property Consultants, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.44	Promissory Note secured by Deed of Trust effective as of December 19, 2008 made by FPA Governor Park Associates, LLC in favor of MIREF Governor Finance, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.45	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing), effective as of December 19, 2008, by FPA Governor Park Associates, LLC for the benefit of MIREF Governor Finance, LLC (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.46	Guaranty, dated December 19, 2008, by Gregory A. Fowler in favor MIREF Governor Finance, LLC (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

21.1	List of subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Paladin Realty Income Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Paladin Realty Income Properties, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paladin Realty Income Properties, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 27, 2009

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2007

	2008	2007
ASSETS
Real Estate:
Building and improvements	$98,923,969	$49,726,454
Land	27,320,704	6,131,578
Furniture, fixtures and equipment	3,446,784	1,136,256
In-place leases	1,099,508	1,069,508
Tenant Improvements	17,888	—

	130,808,853	58,063,796
Less: Accumulated depreciation and amortization	(5,062,339)	(2,300,170)

Total real estate, net	125,746,514	55,763,626
Investment in real estate joint venture	1,613,889	1,666,265
Cash and cash equivalents	2,145,506	4,230,937
Restricted Cash	5,024,035	1,328,202
Prepaid insurance and other assets, net	2,023,517	947,961
Due from affiliates	—	926,416

TOTAL ASSETS	$136,553,461	$64,863,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages payable	$98,729,308	$43,879,125
Due to affiliates	832,954	—
Unaccepted subscriptions for common shares	184,500	210,210
Accrued expenses and other liabilities	3,112,268	907,333
Distributions payable	376,626	263,426

Total liabilities	103,235,656	45,260,094

Minority interest	8,770,767	256,902

Stockholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none Issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 3,718,144 shares and 2,608,023 shares issued, respectively	37,181	26,080
Additional paid-in-capital	32,663,242	22,863,824
Treasury shares, at cost - 30,488 shares and 2,537 shares, respectively	(283,584)	(23,593)
Accumulated deficit and distributions	(7,869,801)	(3,519,900)

Total stockholders’ equity	24,547,038	19,346,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,553,461	$64,863,407

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues
Rental Income	$10,564,798	$5,072,207	$1,417,679
Other Income	921,225	416,793	92,999
Interest Income	103,788	106,622	19,824

Total Revenues	11,589,811	5,595,622	1,530,502

Expenses
Property operating	4,332,542	1,732,394	492,297
Real property taxes	878,813	419,129	78,391
General and administrative	1,873,251	1,036,478	386,249
Interest expense, including amortization of deferred loan costs	4,430,622	2,357,226	812,489
Depreciation and amortization	2,764,030	1,678,196	616,887

Total Expenses	14,279,258	7,223,423	2,386,313

Loss before equity in earnings and minority interest	(2,689,447)	(1,627,801)	(855,811)

Equity in earnings from real estate joint venture	88,224	83,896	75,226
Minority interest	242,673	219,437	127,817

Net Loss	$(2,358,550)	$(1,324,468)	$(652,768)

Net Loss per common share
Basic	$(0.73)	$(0.75)	$(1.42)

Diluted	$(0.73)	$(0.75)	$(1.42)

Weighted average number of common shares outstanding
Basic	3,219,095	1,758,564	458,658

Diluted	3,219,095	1,758,564	458,658

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2008, 2007 and 2006

	Common Shares		Treasury Shares
	Common Shares	Amount	Treasury Shares	Amount	Additional Paid-in Capital	Accumulated Deficit and Distributions	Total Stockholders’ Equity
BALANCE, December 31, 2005	173,527	$1,735	—	$—	$1,566,911	$(79,180)	$1,489,466

Issuance of common shares	626,707	6,274	—	—	6,250,810	—	6,257,084
Selling commissions and dealer manager fees	—	—	—	—	(595,579)	—	(595,579)
Offering Costs	—	—	—	—	(192,986)	—	(192,986)
Issuance of common shares to directors	12,000	120	—	—	(120)	—	—
Share-based compensation expense	—	—	—	—	43,178	—	43,178
Distributions declared	—	—	—	—	—	(312,878)	(312,878)
Shares issued pursuant to distribution reinvestment plan	18,311	176	—	—	175,604	—	175,780
Net loss	—	—	—	—	—	(652,768)	(652,768)

BALANCE, December 31, 2006	830,545	8,305	—	—	7,247,818	(1,044,826)	6,211,297

Issuance of common shares	1,714,525	17,148	—	—	17,088,989	—	17,106,137
Treasury shares purchased	—	—	2,537	(23,593)	—	—	(23,593)
Selling commissions and dealer manager fees	—	—	—	—	(1,604,634)	—	(1,604,634)
Offering Costs	—	—	—	—	(534,637)	—	(534,637)
Share-based compensation expense	—	—	—	—	40,000	—	40,000
Distributions declared	—	—	—	—	—	(1,150,606)	(1,150,606)
Shares issued pursuant to distribution reinvestment plan	62,953	627	—	—	626,288	—	626,915
Net loss	—	—	—	—	—	(1,324,468)	(1,324,468)

BALANCE, December 31, 2007	2,608,023	26,080	2,537	(23,593)	22,863,824	(3,519,900)	19,346,411

Issuance of common shares	994,881	9,949	—	—	9,912,818	—	9,922,767
Treasury shares purchased	—	—	27,951	(259,991)	—	—	(259,991)
Selling commissions and dealer manager fees	—	—	—	—	(943,952)	—	(943,952)
Offering costs	—	—	—	—	(329,620)	—	(329,620)
Share-based Compensation expense	—	—	—	—	36,822	—	36,822
Distributions declared	—	—	—	—	—	(1,991,351)	(1,991,351)
Shares issued pursuant to distribution reinvestment plan	115,240	1,152	—	—	1,123,350	—	1,124,502
Net loss	—	—	—	—	—	(2,358,550)	(2,358,550)

BALANCE, December 31, 2008	3,718,144	$37,181	30,488	$(283,584)	$32,663,242	$(7,869,801)	$24,547,038

See notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,358,550)	$(1,324,468)	$(652,768)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in earnings from real estate joint venture	(88,224)	(83,896)	(75,226)
Distributions from real estate joint venture	88,224	83,896	75,226
Depreciation and amortization expense	2,764,030	1,678,196	616,887
Amortization of deferred loan costs	77,995	83,664	20,606
Amortization of deferred compensation	36,822	40,000	43,178
Minority interest	(242,673)	(219,437)	(127,817)
Changes in operating assets and liabilities:
Increase in restricted cash	(245,763)	(98,445)	(289,797)
Increase in prepaid insurance and other assets	(147,871)	(68,815)	(93,007)
Increase in due to affiliates	890,393	15,727	90.117
Increase in accrued expenses and other liabilities	550,245	118,959	783,889

Net cash provided by operating activities	1,324,628	225,381	391,288

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for real estate and improvements	(67,145,384)	(11,581,949)	(24,699,123)
Increase in restricted cash	(3,475,780)	(179,750)	—
Decrease in due to affiliates	—	(578,498)	—
Investment in real estate joint venture	—	—	(40,794)
Distributions from real estate joint venture in excess of equity in earnings	52,376	82,604	89,665

Net cash used in investing activities	(70,568,788)	(12,257,593)	(24,650,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	50,667,612	6,250,000	16,350,000
Payments on mortgage payable	(67,429)	(16,638)	—
Borrowings from notes payable to affiliate	—	—	6,200,000
Payments on notes payable to affiliate	—	(3,800,000)	(2,400,000)
Deferred loan costs	(522,935)	(94,833)	(470,500)
Decrease (increase) in restricted cash	25,710	(738,210)	28,000
Proceeds from issuance of common shares	9,922,767	17,106,137	6,257,084
Treasury shares purchased	(259,991)	(23,593)	—
(Decrease) increase in unaccepted subscriptions for common stock	(25,710)	188,210	(28,000)
Selling commissions and dealer manager fees	(943,952)	(1,604,634)	(595,579)
Offering costs	(329,620)	(534,637)	(95,000)
Decrease (increase) in due from affiliates	868,977	(1,217,400)	—
Distributions paid	(753,653)	(343,022)	(71,981)
Contributions from minority interest	8,826,659	129,574	—
Distributions to minority interest	(249,706)	(14,036)	(9,960)

Net cash provided by financing activities	67,158,729	15,286,918	25,164,064

Net (decrease) increase in cash and cash equivalents	(2,085,431)	3,254,706	905,100
Cash and cash equivalents - beginning of year	4,230,937	976,231	71,131

Cash and cash equivalents - end of year	$2,145,506	$4,230,937	$976,231

Supplemental disclosure of non-cash investing and financing activities
Mortgage loan assumed in connection with purchase of real estate	$4,250,000	$4,795,763	$16,500,000
Acquisition fees due to affiliate	$—	$—	$484,506
Offering costs due to affiliate	$—	$—	$97,986
Expenditures for real estate and improvements accrued but unpaid	$1,654,690	$—	$—
Distributions payable	$376,626	$263,426	$82,756
Common stockholders distributions reinvested in accordance with Distribution Reinvestment Plan	$1,124,502	$626,915	$175,780
Issuance of common stock for compensation plan	$—	$—	$120,000
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$4,119,045	$2,245,569	$592,483

See notes to consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT” or the “Company”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including investments in real properties and real estate related investments, focusing primarily on investments that produce current income. Paladin REIT owns interests in nine joint ventures that own ten income-producing properties as of December 31, 2008, consisting of 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is 100% leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000; Fieldstone Apartments, a 266-unit multifamily rental community property built in 2001; Pinehurst Apartment Homes, a 146-unit multifamily rental community built in two phases in 1986 and 1988; Pheasant Run Apartments, a 160-unit multifamily rental community built in 1985; Retreat Apartments, a 342-unit multifamily rental community built in 1984; Hilltop Apartments, a 124-unit multifamily rental community built in 1986; Conifer Crossing, a 420-unit multifamily rental community built in 1981; and Two and Five Governor Park, which includes a two-story Class B office building with 22,470 rentable square feet and a three-story Class B+ office building with 53,048 rentable square feet. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include loans on real property such as first mortgage loans and mezzanine loans. Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an amended and restated advisory agreement, dated as of July 18, 2008 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real property investments and real estate related investments it makes, subject to oversight by the board of directors of Paladin REIT. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Offering terminated on July 28, 2008 in connection with the commencement of Paladin REIT’s follow-on offering (the “Follow-On Offering” and collectively with the Initial Offering, the “Offerings”) on July 28, 2008. As of December 31, 2008 Paladin REIT had received proceeds of $36,917,400 for 3,705,644 shares in the Offerings.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of December 31, 2008 and 2007, Paladin Advisors held a 0.5% and 0.8% limited partnership interest, respectively, and Paladin REIT held a 99.5% and 99.2% general partnership interest, respectively, in Paladin OP. Management expects Paladin REIT’s ownership percentage in Paladin OP to continue to increase as Paladin REIT invests net proceeds from the Offerings in Paladin OP.

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

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. The Company allocates the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, the Company allocates costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The Company depreciates the buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the buildings and improvements and from five to seven years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from three to 24 months. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. If the sum of the expected future cash flows (undiscounted and without interest) is less than the Company’s carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value.

Investments

The Company follows the provisions of FIN 46R and the Company is required to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the Company determines that the joint venture is a “variable interest entity” (“VIE”) and that the Company is the “primary beneficiary” as defined in FIN 46R, it will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE, the Company considers other relevant accounting literature including Accounting Principles Board Opinion 18— “The Equity Method of Accounting for Investments in Common Stock,” Statement of Position (“SOP”) 78-9— “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force Issue (“EITF”) 04-5 — “Determining whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, the Company determines whether it should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not the Company exercises control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of the Company’s partners. To the extent that the Company is deemed to control these entities, these entities will be consolidated.

As of December 31, 2008, Paladin OP held a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), an 83% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”), a 97.5% ownership interest in KC Pinehurst Associates, LLC (“KC Pinehurst”), a 97.5% ownership interest in KC Pheasant Associates, LLC (“KC Pheasant”), a 97.5% interest in KC Retreat Associates, LLC (“KC Retreat”), a 49% interest in Park Hill Partners I, LLC (“Park Hill Partners”), a 42.5% ownership interest in FPA/PRIP Conifer, LLC (“FPA/PRIP Conifer”), a 47.65% ownership interest in FPA/PRIP Governor Park, LLC (“FPA/PRIP Governor Park”) and a 74% ownership interest in PRIP 801, LLC, as described in Note 3. Paladin REIT has determined that Paladin OP and the entities in which it has invested are not VIEs. Paladin REIT consolidates Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant, and KC Retreat, as it is the majority owner and exercises control over all significant decisions. Paladin REIT also consolidates Park Hill Partners, FPA/PRIP Conifer and FPA/PRIP Governor Park because it holds a significant ownership interest and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC, under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions. Distributions received up to the amount of earnings are considered as distributions from operations and any excess amount of distributions are considered a return of capital.

On a periodic basis the Company will evaluate whether there are any indicators that the value of its investments in partially-owned entities accounted for by the equity method are impaired. An investment is impaired if the Company’s estimate of the value of the investment is less than the carrying amount. The ultimate realization of the Company’s investment in partially-owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially-owned entity is other than temporary, then the Company would record an impairment charge.

Deferred Loan Costs

Loan costs are capitalized and amortized using the effective interest method over the life of the related loan. The amortization is recorded as a component of interest expense.

Revenue Recognition

The Company primarily leases residential apartments to tenants under non-cancellable operating leases with terms ranging from three to 24 months. The Company also leases commercial space to tenants with lease terms extending to 2013. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.”

Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred.

Accounts Receivable

Accounts receivable is included in prepaid insurance and other assets, net in the consolidated balance sheets. Bad debts are recorded under the specific identification method, whereby, uncollectible receivables are directly written off when identified.

Use of Estimates

The presentation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of the property, plant and equipment, and valuation allowances for receivables. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities at the date of purchase of three months or less.

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and Paladin REIT receives the subscription proceeds. Restricted cash included $184,500 and $210,210 as of December 31, 2008 and 2007, respectively, for subscription proceeds that were held in escrow. At December 31, 2008 and 2007, restricted cash also included $4,289,535 and $567,992 held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders. At December 31, 2008 and 2007, restricted cash also included $550,000 held in a restricted account as collateral for a letter of credit as described in Note 3.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the years ended December 31, 2008, 2007 and 2006 in the accompanying consolidated financial statements.

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

In accordance with FIN 48, the Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded that there were no material FIN 48 uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2008, 2007 and 2006.

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

Paladin Advisors must reimburse the excess expenses to the Company within 60 days after the end of each fiscal quarter unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, Paladin REIT will send its stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer the reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates.

Per Share Data

The Company presents both basic and diluted loss per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to independent directors totaling 0, 4,000 and 8,000 shares for the years ended December 31, 2008, 2007 and 2006, respectively, but are excluded from the calculation as their effect would be antidilutive. All shares have fully vested as of December 2, 2008.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for shares of our common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of December 31, 2008 and 2007.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, other assets, distributions payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of December 31, 2008, the mortgage loans payable had an estimated fair value of approximately $97.9 million compared to the carrying value of $98.7 million. As of December 31, 2007, the mortgage loans payable had an estimated fair value of approximately $44.1 million compared to the carrying value of $43.9 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of December 31, 2008 and 2007.

Stock-based Compensation

Under the terms of the Independent Director Incentive Stock Plan, the Company granted 3,000 shares at fair value of $10 of restricted common stock to each of the four independent directors on June 30, 2006. One-third of the restricted common stock vested on each of the first three anniversaries of December 2, 2005, the date the Company reached its minimum offering. There are 60,000 shares in total authorized under the Independent Director Incentive Stock Plan, which expires on February 28, 2015.

The Company records compensation expense for restricted common stock as required by SFAS No. 123(R), “Share-Based Payment, revised 2004.” Compensation expense for common stock unvested at March 21, 2006 was based on the grant date fair value of the common shares calculated under SFAS No. 123(R) and was recognized using the straight-line attribution method, assuming no forfeitures. For the years ended December 31, 2008 and 2007, the Company recorded $36,822 and $40,000, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. Total unamortized compensation costs on non-vested shares at December 31, 2008 and 2007 is $0 and $36,822, respectively.

As of December 31, 2008, all 12,000 shares have vested. There have been no forfeitures as of December 31, 2008. As of December 31, 2007, 8,000 shares have vested. There were 4,000 shares unvested and there were no forfeitures as of December 31, 2007.

Reportable Segments

SFAS No. 131, “Disclosures About Segments of Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which owns interests in real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of December 31, 2008, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation.

Risk and Uncertainties

The Company and the properties in which it has an interest are operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by the lack of liquidity in financial markets, declines in real estate values and the reduction in the willingness of financial institutions to make new loans and refinance or extend existing loans on the same terms and conditions. Should the market conditions continue to deteriorate, there is no assurance that such conditions will not result in decreased property value, or cash flows, or impact the ability to repay, refinance or extend the Company’s mortgages payable.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company’s adoption of SFAS No. 157, as of January 1, 2008, did not have a material impact on its consolidated financial position, results of operations or cash flows. FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In accordance with FSP FAS 157-2, the Company has not applied the provisions of SFAS No. 157 to the initial measurement of intangible assets acquired in business combinations during the year ended December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is effective for the periods beginning on or after December 15, 2008. Earlier application is prohibited and will be applied to business combinations occurring after the effective date. The adoption of SFAS No. 141R could materially impact the Company’s future financial results to the extent that the Company acquires significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to the current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” which will require noncontrolling interests (currently referred to as minority interest) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attributed net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. The adoption of SFAS No. 160 will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be classified as a component of stockholders’ equity and the disclosure on the statement of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

On November 13, 2008, the FASB ratified EITF consensus on EITF Issue No. 08-06, “Equity Method Investment Accounting Considerations” (“EITF 08-06”). EITF 08-06 addresses questions about the potential effect of FASB Statement No. 141R, Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, on equity-method accounting under Accounting Principles Board (“AFB 18”). EITF 08-06 generally continues existing practices under APB 18 including the use of a cost-accumulation approach to initial measurement of the investment. EITF 08-06 does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other than temporary impairment test of its investment in accordance with APB 18. EITF 08-06 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial position, results of operations and cash flows.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”). This FSP includes disclosure objectives and requires public entities to provide additional year-end and interim disclosures about transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable-interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for the first interim period or fiscal year ending after December 15, 2008. The Company does not believe that the adoption of FSP FAS 140-4 and FIN 46R-8 will have an impact on the Company’s financial statements as the Company does not have significant variable interests.

3. Investments

Investments in Real Estate

Retreat Apartments

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

Hilltop Apartments

On April 7, 2008, a wholly-owned subsidiary of Paladin OP, PRIP 6700, LLC purchased a 49% interest in Park Hill Partners, a joint venture between PRIP 6700, LLC and JTL Properties, LLC, which owns Hilltop Apartments. Hilltop Apartments is a 124-unit multifamily rental community built in 1986. The apartment complex is located in Kansas City, Missouri. The total acquisition cost for PRIP 6700, LLC’s interest in Park Hill Partners was $1,050,000, including approximately $50,000 for capital expenditures reserve and $50,000 for closing costs and working capital. The property was encumbered by an existing first mortgage in the amount of $4,250,000. The Company paid an acquisition fee payable to Paladin Advisors of $57,750 in connection with the acquisition of Hilltop Apartments.

The operating agreement for Park Hill Partners provides that the Company will receive priority in distributions of operating cash flow until it has received at least 12.0% on its invested equity, after which its co-venture partners will receive distributions until they have reached the same 12.0% on their invested equity. Thereafter, operating cash flow will be distributed 49% to the Company and 51% to its co-venture partners. The operating agreement for Park Hill Partners also provides for priority distributions of sale proceeds, if any. First, the Company will receive a priority distribution equal to a return of its invested capital plus an amount that when added to all distributions of cash flow made to the Company during the life of its investment, is sufficient to generate a 12.0% internal rate of return on its invested capital. Second, the Company’s co-venture partners will receive distributions that when added to all distributions of cash flow made to the co-venture partners during the life of their investment, is sufficient to generate a 12.0% internal rate of return on their invested capital. Third, any further sale proceeds will be distributed 49% to the Company and 51% to its co-venture partners.

Conifer Crossing

On August 4, 2008, a wholly-owned subsidiary of Paladin OP, PRIP 3383, LLC purchased a 42.5% interest in FPA/PRIP Conifer, a joint venture between PRIP 3383, LLC and FPA Conifer Investors, LLC. On August 5, 2008, FPA/PRIP Conifer purchased Conifer Crossing. Conifer Crossing is a 420-unit multifamily rental community developed in 1981. The apartment complex is located in Norcross, Georgia. Including funds earmarked for renovation and closing costs, the total capitalization for this investment was approximately $39,385,000. FPA/PRIP Conifer secured a mortgage loan of $28.7 million to finance the acquisition. As a condition to the loan, FPA/PRIP Conifer was required to fund an escrow account with approximately $6,613,500 for the payment for such repairs and improvements pursuant to a Repair Escrow Agreement dated August 5, 2008. Paladin OP’s investment in FPA/PRIP Conifer was $4.5 million. The Company paid an acquisition fee payable to Paladin Advisors in the amount of $251,268 in connection with the acquisition of Conifer Crossing.

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

Two and Five Governor Park

On December 19, 2008, PRIP 5060/6310, LLC, a Delaware limited liability company and a subsidiary of Paladin OP, formed a joint venture with FPA Governor Park Investors, LLC (“FPA Governor Park Investors”), a Delaware limited liability company and an affiliate of Fowler Property Acquisitions, LLC, a California limited liability company (“Fowler Property Acquisitions”), to acquire Two and Five Governor Park located at 6310 Greenwich Drive, San Diego, California 92122 and 5060 Shoreham Place, San Diego, California 92122 (“Two and Five Governor Park”), two office properties located in suburban San Diego.

The joint venture, FPA/PRIP Governor Park, is the sole member of FPA Governor Park Associates, LLC, a Delaware limited liability company (“FPA Governor Park Associates”). FPA Governor Park Associates is the borrower and holds title to Two and Five Governor Park.

The acquisition of Two and Five Governor Park by FPA Governor Park, which was completed on December 19, 2008, was made pursuant to a Purchase and Sale Agreement, dated as of September 9, 2008 (the “Purchase Agreement”), between the Seller and Fowler Property Acquisitions, as amended by the First Amendment to Real Estate Purchase and Sale Agreement, dated as of October 23, 2008. Fowler Property Acquisitions assigned the Purchase Agreement to FPA Governor Park Associates pursuant to an Assignment and Assumption of Agreement of Purchase and Sale, dated as of September 25, 2008.

Including funds earmarked for renovation and closing costs, the total capitalization for this investment was approximately $16,686,350, which was comprised of a mortgage loan from an affiliate of the seller in the amount of $11,440,000 and $5,246,350 in capital contributions, of which the Company contributed $2,500,000 with proceeds from the Company’s Follow-On Offering. Of the $11,440,000 in loan proceeds, approximately $8,330,000 was funded at closing. The remaining $3,110,000 is available to fund future costs and expenses consisting of $811,000 for operating deficits including interest expense, $880,000 for capital expenditures and $1,419,000 for tenant improvements and leasing commissions. Closing costs equaled $351,350. In addition, FPA/PRIP Governor Park set aside a reserve of $225,000 to be used as needed to cover the 9.0% preferred return to the Company until depleted.

Pursuant to the operating agreement for FPA/PRIP Governor Park, dated as of December 19, 2008 as amended on March 25, 2009, between PRIP 5060/6310, LLC and FPA Governor Park Investors, the Company owns a 47.65% interest in FPA/PRIP Governor Park and FPA Governor Park Investors owns the remaining interest. The operating agreement provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 9.0% on its invested equity and a fixed, priority 15.0% internal rate of return upon a capital event. The operating agreement also provides the Company with super-majority voting rights with respect to all major decisions by FPA/PRIP Governor Park. Fowler Property Acquisitions is not affiliated with the Company or any of its affiliates, except that an affiliate of Fowler Property Acquisitions participates in another joint venture with the Company relating to Conifer Crossing located at 3383 Holcomb Bridge Road NW, Norcross, Georgia.

Fieldstone Apartments

In connection with Paladin OP’s acquisition of its interest in Glenwood, which owns Fieldstone Apartments, Shiloh Crossing Partners II, LLC (“Shiloh II”) was granted the right to require Paladin OP to purchase up to an additional 25% ownership interest in Glenwood from Shiloh II upon the occurrence of certain events and the achievement of certain financial benchmarks at Fieldstone Apartments at a cost of $62,500 per 1% of ownership interest. On July 1, 2008, Paladin OP purchased an additional 18% interest in Glenwood from Shiloh II for $1,125,000. Paladin OP now holds an 83% ownership interest in Glenwood. Fieldstone Apartments is a 266-unit luxury multifamily rental community built in 2001. The Company also paid an acquisition fee payable to Paladin Advisors of $61,875 in connection with the purchase of the additional ownership interest in Glenwood.

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

Other

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

The Company consolidates FPA/PRIP Governor Park, FPA/PRIP Conifer, Park Hill Partners, KC Retreat, KC Pinehurst, KC Pheasant, Springhurst and Glenwood.

The following table summarizes certain information related to the Company’s investments in real estate as of December 31, 2008:

Property	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition		Total Costs		Accumulated Depreciation	Year Built	Year Acquired
		Land Acquired	Building & Improvements	Land Additions	Improvements	Land Acquired	Building & Improvements
Champion Farms Apartments	$16,350,000	$2,335,545	$17,856,281	$—	$61,029	$2,335,545	$17,917,310	$(1,028,753)	2000	2006
Fieldstone Apartments	16,500,000	1,446,033	18,548,780	78,750	1,159,128	1,524,783	19,707,908	(870,757)	2001	2006
Pinehurst Apartment Homes	4,711,696	1,230,000	5,865,966	—	—	1,230,000	5,865,966	(236,834)	1986	2007
Pheasant Run Apartments	6,250,000	1,120,000	7,393,945	—	154,162	1,120,000	7,548,107	(292,996)	1985	2007
Retreat Apartments	13,600,000	1,860,000	13,913,549	—	338,312	1,860,000	14,251,861	(528,941)	1984	2008
Hilltop Apartments	4,250,000	430,000	4,475,196	—	59,734	430,000	4,534,930	(98,448)	1986	2008
Conifer Apartments	28,700,000	13,721,349	17,154,149	—	3,803,704	13,721,349	20,957,853	(199,022)	1981	2008
Two and Five Governor Park (1)	8,367,612	5,099,027	8,107,703	—	32,331	5,099,027	8,140,034	(7,978)	1985 & 1989	2008

Total	$98,729,308	$27,241,954	$93,315,569	$78,750	$5,608,400	$27,320,704	$98,923,969	$(3,263,729)

The aggregate cost of the Company’s investments in real estate for federal income tax purposes is approximately $126.1 million (unaudited) as of December 31, 2008 and $55.8 million (unaudited) as of December 31, 2007.

Note (1) This investment consists of 2 office buildings.

The following reconciles the historical cost of the Company’s investments in real estate from January 1 to December 31, 2008 and 2007:

	2008	2007
Balance, beginning of year	$55,858,032	$40,200,333
Acquisitions	64,760,973	15,609,911
Land additions and improvements	5,625,668	47,788

Balance, end of year	$126,244,673	$55,858,032

The following table reconciles accumulated depreciation related to the Company’s investments in real estate from January 1 to December 31, 2008 and 2007:

	2008	2007
Balance, beginning of year	$1,187,912	$265,903
Depreciation expense	2,075,817	922,009

Balance, end of year	$3,263,729	$1,187,912

Depreciation of investments in real estate reflected in the statements of operations is calculated over the estimated lives of the assets as follows

Buildings and improvements            27 to 45 years

The following reconciles in-place leases, net from January 1 to December 31, 2008 and 2007:

	2008	2007
Balance, beginning of year	$179,792	$532,707
In-place lease additions	30,000	246,000
Amortization expense	(202,292)	(598,915)

Balance, end of year	$7,500	$179,792

The remaining balance of $7,500 of in-place leases will be fully amortized in 2009.

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

Paladin OP accounts for its investment in PRIP 801, LLC, under the equity method of accounting.

Condensed financial information of PRIP 801, LLC, is summarized as follows:

Condensed Balance Sheets

December 31, 2008 and 2007

(unaudited)

	2008	2007
ASSETS
Investment in real estate, net	$3,853,956	$3,934,812
Other Assets, net	145,686	141,911

Total Assets	$3,999,642	$4,076,723

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000	$1,950,000
Other Liabilities	28,180	38,116
Members’ equity	2,021,642	2,088,607

Total Liabilities and Members’ Equity	$3,999,642	$4,076,723

Company’s share of Members’ Equity*	$1,495,968	$1,545,655

Condensed Statements of Income

For the years ended December 31, 2007 and 2006

(unaudited)

	2008	2007	2006
Revenues and interest income	$338,554	$338,791	$339,112
Expenses	(215,669)	(221,786)	(233,823)

Net Income	$122,855	$117,005	$105,289

Company’s share of net income*	$90,912	$86,584	$77,914

*	The difference in the Company’s share of Members’ Equity and the Company’s share of net income reflected above compared to the Company’s balance sheets and statements of operations is attributed to the depreciation expense of the acquisition costs incurred by the Company.

The mortgage loan requires payments of interest only at a fixed interest rate of 5.498% through November 1, 2010, the anticipated repayment date. If the mortgage loan is not repaid or refinanced as of the anticipated repayment date, interest will accrue at a rate per annum equal to the greater of (a) 8.498% and (b) the treasury rate plus three percentage points. Pursuant to the terms of a cash management agreement, the borrower was required to post a $550,000 letter of credit by December 1, 2007, or the lender would sweep and retain all cash flow from 801 Fiber Optic Drive. On November 29, 2007, Paladin OP posted a $550,000 irrevocable standby letter of credit with Wachovia Bank, N.A. secured by $550,000 cash deposited in a certificate of deposit with Wachovia Bank, N.A. If the borrower does not pay off the loan on November 1, 2010, the lender can apply the letter of credit (or retained cash flow) and will continue to sweep all cash flow to repay the loan. In the event of a default under the loan documents, the cash management agreement further provides that the lender may sweep cash from all accounts maintained by the borrower with the lender (including rent accounts from the property). The estimated principal balance to be due at the anticipated repayment date is $1,950,000.

In general, the mortgage loan may not be prepaid until January 31, 2008 and as of December 31, 2008 it has not been prepaid. In general, no sale, encumbrance or other transfer of an interest in the property is permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO, LLC has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, Paladin Realty has agreed to fully indemnify Mr. Gilbert against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property. In addition PRIP 801, LLC, has entered into an environmental and hazardous substance indemnification agreement.

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

4. Mortgages Payable

Mortgages Payable

Mortgage loans payable consisted of the following:

	December 31, 2008	December 31, 2007
Mortgage loan payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by the Champion Farms Apartments property (1)	$16,350,000	$16,350,000
Mortgage loan payable—interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,500,000	16,500,000
Mortgage loan payable—principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,711,696	4,779,125
Mortgage loan payable—interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000
Mortgage loan payable—interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	—
Mortgage loan payable—interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	—
Mortgage loan payable—interest only at 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,700,000	—
Mortgage loan payable—interest only at 7.00% payable monthly until the loan matures on December 19, 2010, secured by the Two and Five Governor Park properties (7)	8,367,612	—

Total mortgage loans payable	$98,729,308	$43,879,125

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
(3)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the Promissory Note will be due and payable.
(4)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(6)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (1) one percent of the outstanding balance or (2) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.
(7)	The loan has two, one-year extensions which may be exercised if, among other things, the properties have (1) a debt service coverage ratio of 1.2 or better, and (2) a loan to value ratio of no more than 70.0% based on an appraisal. Each extension is subject to an extension fee equal to 1.5% of the outstanding principal balance. The loan is prepayable at any time prior to its maturity, subject to an exit fee equal to 1.0% of the principal being repaid. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.

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

Principal payments due on the mortgage loans payable as of December 31, 2008 are as follows:

2009	$72,115
2010	8,443,915
2011	277,041
2012	609,710
2013	855,700
Thereafter	88,470,827

Total	$98,729,308

Paladin REIT’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be Paladin REIT’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of Paladin REIT’s assets before non-cash reserves and depreciation. As of December 31, 2008, Paladin REIT’s borrowings did not exceed 300% of the value of its net assets.

5. Stockholders’ Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s charter, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common shares as the consideration paid for each such preferred share bears to the book value of each outstanding common share. As of December 31, 2008 and 2007, Paladin REIT had not issued any preferred shares.

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

We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months.

During the year ended December 31, 2008, 18 stockholders redeemed 27,951 shares for $259,991. During the year ended December 31, 2007, three stockholders redeemed 2,537 shares for $23,593. As of December 31, 2008, a total of 21 stockholders have redeemed 30,488 shares for $283,584 since the beginning of the Initial Offering. The redemptions have been recorded as treasury shares.

Distributions

The board of directors has declared distributions since December 2005 in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period. Distributions have been declared on a monthly basis to stockholders of record as of the close of business each day during the applicable month and paid generally on the 15th day of the following month, unless the 15th day of the month is not a business day. For federal income tax purposes, distributions may consist of ordinary dividend income, non-taxable return of capital, capital gains or a combination thereof. Distributions to the extent of the Company’s current and accumulated earnings and profits are taxable to the recipient as ordinary dividend income. Distributions in excess of these earnings and profits will constitute a non-taxable return of capital rather than an ordinary dividend and will reduce the recipient’s basis in the shares to the extent thereof, and thereafter a taxable gain. All of Paladin REIT’s distributions declared and paid to date constitute a return of capital.

6. Related Party Transactions

Paladin Realty Securities, LLC (“Paladin Securities”), a wholly owned subsidiary of Paladin Advisors, began serving as the dealer manager for the Initial Offering pursuant to a dealer manager agreement dated June 5, 2007, as amended by the amendment to the dealer manager agreement dated February 23, 2008 (the “IPO Dealer Manager Agreement”). Pursuant to the terms of the IPO Dealer Manager Agreement, Paladin REIT paid Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and 4.0% of the gross offering proceeds from the sale of shares of its common stock pursuant to its distribution reinvestment plan. Paladin REIT also paid Paladin Securities a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering.

In connection with the Follow-On Offering, Paladin REIT entered into dealer manager agreement dated February 6, 2008 (the “Follow-On Dealer Manager Agreement”). Pursuant to the terms of the Follow-On Dealer Manager Agreement Paladin REIT pays Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and Paladin REIT does not pay any commission from the sale of shares of its common stock pursuant to its distribution reinvestment plan. Paladin REIT also pays Paladin Securities a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers.

For the year ended December 31, 2008, Paladin REIT incurred $943,952 in selling commissions and dealer manager fees to Paladin Securities. For the year ended December 31, 2007, Paladin REIT paid $667,153 in selling commissions and dealer manager fees to Paladin Securities.

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

Amounts due (from) to Affiliates

	December 31, 2008	December 31, 2007
General and administrative expenses due to affiliates (1)	$1,032,304	$141,731
Organization and offering costs due (from) to affiliates (2)	$(199,350)	$(1,068,147)
Acquisition fees due to affiliates (3)	$—	$—

Total due to (from) affiliates	$832,954	$(926,416)
Deferred general and administrative expenses (4)	$900,667	$1,499,043
Deferred organization and offering costs (5)	$6,893,824	$4,354,293

(1)

Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of the Company’s average invested assets or (2) 25% of the Company’s net income (the “2%/25% Rule”). Paladin Advisors must reimburse the Company for any amounts by which its operating expenses exceed the 2%/25% Rule in the previous four consecutive fiscal quarters within 60 days after the end of each fiscal quarter unless a majority of the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, the Company must send its stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer the reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. During the year ended December 31, 2008, the Company incurred $982,678 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $1,873,251 of general and administrative expenses in its consolidated statement of operations with the additional amount of $890,573, which was incurred in previous years, recorded as due to affiliate. Pursuant to the Advisory Agreement, the Company paid Paladin Advisors $256,336 in asset management fees for its ten properties during the year ended December 31, 2008. For each of these ten properties from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. Paladin Advisors has elected to defer (without interest) the net balance of $900,667 in general and administrative expenses. The board of directors (including the independent directors) has approved reimbursing Paladin Advisors for this amount in the future to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were operating expenses necessary for the operation of the Company’s business, as the Company is in the early stages of operations and has limited operations to cover its operating expenses and because such amounts will only be reimbursed in the future to the extent described above.

(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offerings and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offerings. Such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. For the year ended December 31, 2008, the Company paid $687,009 of offering costs. Due to the application of the 3.0% limitation, the Company was only able to recognize $329,620, which was charged to stockholders’ equity with the additional amount of $357,389 recorded as due from affiliate. On March 28, 2008 Paladin Advisors reimbursed the Company $1,226,186. Paladin Advisors is required to reimburse the balance of $199,350 within 60 days after the end of the Offerings.
(3)	Pursuant to the Advisory Agreement, Paladin Advisors was entitled to acquisition fees related to all acquisitions. During the year ended December 31, 2008, the Company paid $646,914 of acquisition fees to Paladin Advisors for these acquisitions.
(4)	Not reflected in the consolidated financial statements at December 31, 2008 and 2007 as these amounts have exceeded the limitations imposed by the 2%/25% Rule as described above in footnote 1 and only become due to affiliates when this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period.
(5)	Not reflected in the consolidated financial statements at December 31, 2008 and 2007 as these amounts have exceeded the 3.0% limitation as described above in footnote 2 and only become due to affiliates when they do not exceed such limitation.

7. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2008 and 2007:

	For the Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$2,294,137	$2,592,841	$3,239,901	$3,462,932
Equity in earnings from real estate joint venture	$21,227	$21,384	$17,594	$28,019
Net loss	$(368,310)	$(486,185)	$(666,148)	$(837,916)
Loss per common share:
Basic	$(0.13)	$(0.16)	$(0.20)	$(0.23)
Diluted	$(0.13)	$(0.16)	$(0.20)	$(0.23)

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$1,186,408	$1,238,470	$1,329,419	$1,841,325
Equity in earnings from real estate joint venture	$21,233	$20,986	$20,998	$20,679
Net loss	$(372,045)	$(361,766)	$(230,227)	$(360,430)
Loss per common share:
Basic	$(0.38)	$(0.24)	$(0.11)	$(0.15)
Diluted	$(0.38)	$(0.24)	$(0.11)	$(0.15)

8. Subsequent Events

Redemptions

From January 1 to March 20, 2009 , twelve stockholders redeemed 34,111 shares for $317,239.