Form 10-Q
period 2009-06-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2009-08-14
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 4,263,309 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (unaudited)	2

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Equity for the six months ended June 30, 2009 and 2008 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T.	Controls and Procedures	37

PART II	OTHER INFORMATION	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2009	December 31, 2008
ASSETS

Real Estate:
Building and improvements	$100,986,827	$98,923,969
Land	27,320,704	27,320,704
Furniture, fixtures and equipment	3,614,081	3,446,784
In-place leases	1,099,508	1,099,508
Tenant improvements	330,628	17,888

	133,351,748	130,808,853
Less: Accumulated depreciation and amortization	(6,863,916)	(5,062,339)

Total real estate, net	126,487,832	125,746,514
Investment in real estate joint venture	1,578,790	1,613,889
Cash and cash equivalents	4,165,590	2,145,506
Restricted cash	3,394,667	5,024,035
Prepaid insurance and other assets, net	1,683,673	1,536,375

TOTAL ASSETS	$137,310,552	$136,066,319

LIABILITIES AND EQUITY

Mortgages payable	$99,952,481	$98,729,308
Due to affiliates	1,691,222	832,954
Unaccepted subscriptions for common shares	98,156	184,500
Accrued expenses and other liabilities	2,627,801	3,112,268
Dividends payable	409,135	376,626

Total Liabilities	104,778,795	103,235,656

Equity:
Company Stockholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 4,097,021 shares and 3,687,656 shares issued and outstanding, respectively	40,970	37,181
Additional paid-in capital	36,883,429	32,663,242
Treasury shares, at cost – 100,009 shares and 30,488 shares respectively	(933,850)	(283,584)
Accumulated deficit and dividends	(10,933,762)	(7,869,801)

Total Company Stockholders’ Equity	25,056,787	24,547,038

Noncontrolling interests	7,474,970	8,283,625

Total Equity	32,531,757	32,830,663

TOTAL LIABILITIES AND EQUITY	$137,310,552	$136,066,319

See notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Rental income	$3,337,640	$2,344,057	$6,630,507	$4,421,942
Other income	287,224	216,285	567,379	408,947
Interest income	3,474	32,499	10,541	56,089

Total Revenues	3,628,338	2,592,841	7,208,427	4,886,978

Expenses
Property operating expenses	1,520,777	918,571	3,106,228	1,702,548
Real property taxes	330,523	191,562	628,908	355,028
General and administrative expenses	673,275	405,748	1,344,467	755,906
Interest expense, including amortization of deferred loan costs	1,602,149	937,569	3,126,640	1,783,669
Depreciation and amortization expense	874,755	636,250	1,726,585	1,210,537

Total Expenses	5,001,479	3,089,700	9,932,828	5,807,688

Loss before equity in earnings and noncontrolling interests	(1,373,141)	(496,859)	(2,724,401)	(920,710)
Equity in earnings from real estate joint venture	17,481	21,384	38,901	42,611

Net loss	(1,355,660)	(475,475)	(2,685,500)	(878,099)
Noncontrolling interests	421,873	(10,710)	797,397	23,613

Net loss attributable to Company	$(933,787)	$(486,185)	$(1,888,103)	$(854,486)

Net loss per common share
Basic	$(0.23)	$(0.16)	$(0.49)	$(0.29)

Diluted	$(0.23)	$(0.16)	$(0.49)	$(0.29)

Weighted average number of common shares outstanding
Basic	3,997,063	3,112,312	3,891,620	2,935,885

Diluted	3,997,063	3,112,312	3,891,620	2,935,885

See notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the six months ended June 30, 2009 and 2008

(Unaudited)

	Company Stockholders
	Common Shares		Treasury Shares
	Common shares	Amount	Treasury Shares	Amount	Additional Paid-in Capital	Accumulated Deficit and Dividends	Noncontrolling Interest	Total Equity
BALANCE, December 31, 2007	2,608,023	$26,080	2,537	$(23,593)	$22,863,824	$(3,519,900)	$(51,642)	$19,294,769
Adjustments for Treasury shares purchased	(2,537)	(25)	(2,537)	25	—	—	—	—

Adjusted balance at January 1, 2008	2,605,486	26,055	—	(23,568)	22,863,824	(3,519,900)	(51,642)	19,294,769
Issuance of common shares	649,000	6,490	—	—	6,469,214	—	—	6,475,704
Treasury share purchased	(6,110)	(61)		(56,767)	—	—	—	(56,828)
Selling commissions and dealer manager fees	—	—	—	—	(624,965)	—	—	(624,965)
Offering costs	—	—	—	—	(210,528)	—	—	(210,528)
Share-based compensation expense	—	—	—	—	19,891	—	—	19,891
Distributions	—	—	—	—	—	(912,344)	(146,967)	(1,059,311)
Shares issued pursuant to Distribution Reinvestment Plan	51,404	514	—	—	516,613	—	—	517,127
Net Loss	—	—	—	—	—	(854,486)	(23,613)	(878,099)

BALANCE, June 30, 2008	3,299,780	$32,998	—	$(80,335)	$29,034,049	$(5,286,730)	$(222,222)	$23,477,760

	Company Stockholders
	Common Shares		Treasury Shares
	Common shares	Amount	Treasury Shares	Amount	Additional Paid-in Capital	Accumulated Deficit and Dividends	Noncontrolling Interest	Total Equity
BALANCE, December 31, 2008	3,718,144	$37,181	30,488	$(283,584)	$32,663,242	$(7,869,801)	$8,283,625	$32,830,663
Adjustments for Treasury shares purchased	(30,488)	(305)	(30,488)	305	—	—	—	—

Adjusted balance at January 1, 2009	3,687,656	36,876	—	(283,279)	32,663,242	(7,869,801)	8,283,625	32,830,663
Issuance of common shares	410,826	4,108	—	—	4,074,411	—	—	4,078,519
Treasury share purchased	(69,521)	(695)	—	(650,571)	—	—	—	(651,266)
Selling commissions and dealer manager fees	—	—	—	—	(358,359)	—	—	(358,359)
Offering costs	—	—	—	—	(141,752)	—	—	(141,752)
Contributions	—	—	—	—	—	—	50,000	50,000
Distributions	—	—	—	—	—	(1,175,858)	(61,258)	(1,237,116)
Shares issued pursuant to Distribution Reinvestment Plan	68,060	681	—	—	645,887	—	—	646,568
Net Loss	—	—	—	—	—	(1,888,103)	(797,397)	(2,685,500)

BALANCE, June 30, 2009	4,097,021	$40,970	—	$(933,850)	$36,883,429	$(10,933,762)	$7,474,970	$32,531,757

See notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,685,500)	$(878,099)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in earnings from real estate joint venture	(38,901)	(42,611)
Distributions from real estate joint venture	38,901	42,611
Depreciation and amortization expense	1,726,585	1,210,537
Amortization of deferred loan costs	120,686	32,076
Amortization of deferred compensation	—	19,891
Changes in operating assets and liabilities:
Increase in restricted cash	(148,514)	(70,513)
Increase in prepaid insurance and other assets	(93,739)	(66,209)
Increase in due to affiliates	907,647	585,124
Increase in accrued expenses and other liabilities	755,603	338,828

Net cash provided by operating activities	582,768	1,171,635

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for real estate and improvements	(3,882,218)	(17,710,365)
Decrease (increase ) in restricted cash	1,691,537	(90,083)
Distributions from real estate joint venture in excess of equity in earnings	35,099	27,689

Net cash used in investing activities	(2,155,582)	(17,772,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	1,259,085	13,600,000
Payments on mortgages payable	(35,912)	(33,238)
Deferred loan costs	—	(159,050)
Decrease in restricted cash	86,344	101,007
Proceeds from issuance of common shares	4,078,519	6,475,704
Treasury shares purchased	(651,266)	(56,828)
Decrease in unaccepted subscriptions for common stock	(86,344)	(101,007)
Selling commissions and dealer manager fees	(358,359)	(624,965)
Offering costs	(141,752)	(210,528)
(Decrease) increase in due from affiliates	(49,379)	1,029,225
Dividends paid	(496,780)	(331,729)
Contributions from noncontrolling interests	50,000	—
Distributions to noncontrolling interests	(61,258)	(146,967)

Net cash provided by financing activities	3,592,898	19,541,624

Net increase in cash and cash equivalents	2,020,084	2,940,500
Cash and cash equivalents – beginning of period	2,145,506	4,230,937

Cash and cash equivalents – end of period	$4,165,590	$7,171,437

Supplemental disclosure of non-cash investing and financing activities
Mortgage loan assumed in connection with purchase of real estate	$—	$4,250,000
Dividends payable	$409,135	$326,913
Common stockholder distributions reinvested in accordance with Distribution Reinvestment Plan	$646,568	$517,127
Expenditures for real estate and improvements accrued but unpaid	$2,547,235	$79,814
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,965,501	$1,675,265

See notes to consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. Paladin REIT owns interests in nine joint ventures that own ten income-producing properties as of June 30, 2009, consisting of (1) 801 Fiber Optic Drive, a 56,336 square foot distribution facility built in 2001 that is 100% leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation; (2) Champion Farms Apartments, a 264-unit luxury multifamily rental community built in 2000; (3) Fieldstone Apartments, a 266-unit multifamily rental community property built in 2001; (4) Pinehurst Apartment Homes, a 146-unit multifamily rental community built in two phases in 1986 and 1988; (5) Pheasant Run Apartments, a 160-unit multifamily rental community built in 1985; (6) Retreat Apartments, a 342-unit multifamily rental community built in 1984; (7) Hilltop Apartments, a 124-unit multifamily rental community built in 1986; (8) Conifer Crossing, a 420-unit multifamily rental community built in 1981; and (9) Two and Five Governor Park, which includes a two-story Class B office building with 22,470 rentable square feet and a three-story Class B+ office building with 53,048 rentable square feet. Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include loans on real property such as first mortgage loans and mezzanine loans. Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an amended and restated advisory agreement, dated as of July 28, 2009 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real property investments and real estate related investments it makes, subject to oversight by the board of directors of Paladin REIT. Paladin Advisors also provides marketing, sales and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Offering terminated on July 28, 2008 in connection with the commencement of Paladin REIT’s follow-on offering (the “Follow-On Offering” and collectively with the Initial Offering, the “Offerings”) on July 28, 2008. As of June 30, 2009 Paladin REIT had received proceeds of $41,642,531 for 4,184,530 shares in the Offerings.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of June 30, 2009 and December 31, 2008, Paladin Advisors held a 0.5% limited partnership interest, and Paladin REIT held a 99.5% general partnership interest, in Paladin OP.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Paladin REIT and its wholly-owned and controlled entities (collectively, the “Company”). In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), the Company also consolidates any variable interest entities (“VIEs”) of which it is the primary beneficiary as defined. When the Company does not have a controlling interest in an entity but exerts a significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling Interests

Background

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary. SFAS No. 160 generally requires noncontrolling interests to be treated as a separate component of equity (not as a liability or other item outside of permanent equity) and consolidated net income to include the noncontrolling interest’s share. The calculation of earnings per share continues to be based on income amounts attributable to the

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

parent. SFAS No. 160 also establishes a single method of accounting for transactions that change a parent’s ownership interest in a subsidiary by requiring that all such transactions be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (Revised) “Business Combinations” and eliminates the requirement to apply purchase accounting to a parent’s acquisition of noncontrolling ownership interests in a subsidiary.

Presentation

As of June 30, 2009 and December 31, 2008, the Company’s noncontrolling interests are comprised of the ownership interests of the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements. Upon adoption of SFAS No. 160, balances attributable to these noncontrolling interests, including amounts previously included in Prepaid Insurance and Other Assets were reclassified to become a separate component of equity as of all dates presented. Also, consolidated net income was reclassified to include the amounts attributable to the noncontrolling interests. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity pursuant to Topic No. D-98 “Classification and Measurement of Redeemable Securities.” As of June 30, 2008, balances attributed to noncontrolling interests were also reclassified to become a separate component of equity, and the deficit balance represents the joint venture partners’ obligation to fund the operating cash deficit in the joint venture entity.

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. The Company allocates the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, the Company allocates costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The Company depreciates the buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the buildings and improvements and from five to seven years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from 3 to 24 months. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

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

Investments

The Company follows the provisions of FIN No. 46R and the Company is required to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the Company determines that the joint venture is a VIE and that the Company is the “primary beneficiary” as defined in FIN No. 46R, it will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE, the Company considers other relevant accounting literature including Accounting Principles Board Opinion (“APB”) 18—“The Equity Method of Accounting for Investments in Common Stock,” Statement of Position (“SOP”) 78-9—“Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force Issue (“EITF”) 04-5—“Determining whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, the Company determines whether it should consolidate the

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

entity or account for it on the equity method or cost method. Factors considered in determining whether or not the Company exercises control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of the Company’s partners. To the extent that the Company is deemed to control these entities, these entities will be consolidated.

As of June 30, 2009, Paladin REIT held a 99.5% interest in Paladin OP and Paladin OP held a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), an 83% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”), a 97.5% ownership interest in KC Pinehurst Associates, LLC (“KC Pinehurst”), a 97.5% ownership interest in KC Pheasant Associates, LLC (“KC Pheasant”), a 97.5% interest in KC Retreat Associates, LLC (“KC Retreat”), a 49% interest in Park Hill Partners I, LLC (“Park Hill Partners”), a 42.5% ownership interest in FPA/PRIP Conifer, LLC (“FPA/PRIP Conifer”), a 47.65% ownership interest in FPA/PRIP Governor Park, LLC (“FPA/PRIP Governor Park”) and a 74% ownership interest in PRIP 801, LLC, as described in Note 3. Paladin REIT has determined that Paladin OP and the entities in which it has invested are not VIEs. Paladin REIT consolidates Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant, and KC Retreat, as it is the majority owner and exercises control over all significant decisions. Paladin REIT also consolidates Park Hill Partners, FPA/PRIP Conifer and FPA/PRIP Governor Park because it holds a significant ownership interest and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC, under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions. Distributions received up to the amount of earnings are considered as distributions from operations and any excess amount of distributions are considered a return of capital.

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

Revenue Recognition

The Company primarily leases residential apartments to tenants under non-cancellable operating leases with terms ranging from 3 to 24 months. The Company also leases commercial space to tenants with lease terms extending to 2014. Rental income related to leases is recognized in the period earned over the lease term in accordance with SFAS No. 13, “Accounting for Leases,”

Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred.

Accounts Receivable

Accounts receivable is included in prepaid insurance and other assets, net in the accompanying consolidated balance sheets. Bad debts are recorded under the specific identification method, whereby, uncollectible receivables are directly written off when identified.

Use of Estimates

The presentation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying amount of the property, plant and equipment, and valuation allowance for receivables.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities at the date of purchase of three months or less.

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and Paladin REIT receives the subscription proceeds. Restricted cash included $98,156 and $184,500 as of June 30, 2009 and December 31, 2008, respectively, for subscription proceeds that were held in escrow. At June 30, 2009 and December 31, 2008, restricted cash also included $2,746,511 and $4,289,535 held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders. At June 30, 2009 and December 31, 2008, restricted cash also included $550,000 held in a restricted account as collateral for a letter of credit as described in Note 3.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the six months ended June 30, 2009 and 2008 in the accompanying consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN No. 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will be sustained. The Company adopted FIN No. 48 as required effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on its consolidated financial position, results of operations and cash flows. All of the Company’s tax years are subject to examination by tax jurisdictions.

In accordance with FIN No. 48, the Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded that there were no material FIN No. 48 uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the six months ended June 30, 2009 and 2008.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

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

Per Share Data

The Company presents both basic and diluted loss per share (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to independent directors totaling 0 and 4,000 shares for the six months ended June 30, 2009 and 2008, respectively, but are excluded from the calculation as their effect would be antidilutive. All shares have fully vested as of December 2, 2008.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for shares of our common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of June 30, 2009 and December 31, 2008.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, other assets, distributions payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of June 30, 2009, the

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

mortgage loans payable had an estimated fair value of approximately $101.4 million compared to the carrying value of approximately $100.0 million. As of December 31, 2008, the mortgage loans payable had an estimated fair value of approximately $97.9 million compared to the carrying value of $98.7 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of June 30, 2009 and December 31, 2008.

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

The Company records compensation expense for restricted common stock as required by SFAS No. 123(R), “Share-Based Payment, revised 2004.” Compensation expense for common stock unvested at March 21, 2006 was based on the grant date fair value of the common shares calculated under SFAS No. 123(R) and was recognized using the straight-line attribution method, assuming no forfeitures. For the six months ended June 30, 2009 and 2008, the Company recorded $0 and $19,891, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

As of June 30, 2009 and December 31, 2008, all 12,000 shares have vested and there have been no forfeitures.

Reportable Segments

SFAS No. 131, “Disclosures About Segments of Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Management has determined that the Company has one reportable segment, which owns interests in real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of June 30, 2009, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company’s adoption of SFAS No. 157 as of

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows. FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company’s adoption of SFAS No. 157 as of January 1, 2009 did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In September 2007, the FASB ratified EITF Issue 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66. EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007. The adoption of EITF 07-6 as of January 1, 2008 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

On November 13, 2008, the FASB ratified EITF consensus on EITF Issue No. 08-06, “Equity Method Investment Accounting Considerations” (“EITF 08-06”). EITF 08-06 addresses questions about the potential effect of SFAS No. 141R and SFAS No. 160 on equity-method accounting under APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”. EITF 08-06 generally continues existing practices under APB 18 including the use of a cost-accumulation approach to initial measurement of the investment. EITF 08-06 does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with APB 18. The Company’s adoption of EITF 08-06 did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events.” Although SFAS No. 165 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management’s assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. SFAS No. 165 became effective on June 30, 2009. The Company has evaluated subsequent events through August 13, 2009, the date its consolidated financial statements were available to be issued, for this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends the guidance in FIN No. 46R related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualifying special purpose entites (“QSPEs”) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. SFAS No. 167 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, SFAS No. 167 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for the Company), and for subsequent interim and annual reporting periods. All QSPEs and entities currently subject to FIN No. 46R will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company is in the process of evaluating the impact that SFAS No. 167 will have on its consolidated financial position, results of operations or cash flows.

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

June 30, 2009 and 2008 (unaudited)

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

Other

In addition, Paladin OP holds a 70% ownership interest in Springhurst, which owns Champion Farms Apartments. Champion Farms Apartments is a 264-unit luxury multifamily rental community built in 2000. Paladin OP also holds a 97.5% ownership interest in KC Pinehurst, which owns Pinehurst Apartment Homes, a 146-unit multifamily rental community built in two phases in 1986 and 1988. Also, Paladin OP holds a 97.5% ownership interest in KC Pheasant, which owns Pheasant Run Apartments, a 160-unit multifamily rental community built in 1985 as well as a 97.5% ownership interest in KC Retreat, which owns the Retreat Apartments, a 342-unit multifamily rental community built in 1984. Paladin OP also holds a 49% ownership interest in Park Hill Partners, which owns Hilltop Apartments, a 124-unit multifamily rental community built in 1986.

In connection with Paladin OP’s acquisition of its interest in Springhurst, Buckingham Springhurst, LLC was granted the right to require Paladin OP to purchase up to an additional 20% ownership interest in Springhurst from Buckingham Springhurst, LLC upon the occurrence of certain events and the achievement of certain financial benchmarks at Champion Farms Apartments at a cost of $67,500 per 1% of ownership interest. As of June 30, 2009, Paladin OP has not been required to purchase additional interests in Springhurst by Buckingham Springhurst, LLC.

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

June 30, 2009 and 2008 (unaudited)

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

Investment in Unconsolidated Joint Venture

Paladin OP also has a 74% interest in PRIP 801, LLC, a joint venture between Paladin OP and 801 FO, LLC, which owns 801 Fiber Optic Drive. 801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc., (“FedEx Ground”), pursuant to a ten-year net lease that commenced on August 1, 2001 and expires on July 31, 2011. FedEx Ground is a subsidiary of FedEx Corporation, a provider of transportation, e-commerce and supply management services. FedEx Ground also has the option to extend the lease for two additional five-year periods. The first option is through July 31, 2016 at $405,792 per annum. The second option is through July 31, 2021 at $446,376 per annum. The current rent is $338,160 per annum.

Paladin OP accounts for its investment in PRIP 801, LLC, under the equity method of accounting.

Condensed financial information of PRIP 801, LLC, is summarized as follows:

Condensed Balance Sheets

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Investment in real estate, net	$3,813,528	$3,853,956
Other Assets, net	140,499	145,686

Total Assets	$3,954,027	$3,999,642

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000	$1,950,000
Other Liabilities	28,180	28,180
Members’ Equity	1,975,847	2,021,642

Total Liabilities and Members’ Equity	$3,954,027	$3,999,642

Company’s share of Members’ Equity*	$1,462,213	$1,495,968

Condensed Statements of Operations

(unaudited)

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Revenues and interest income	$84,554	$84,785	$169,278	$169,386
Expenses	(60,023)	(54,979)	(114,893)	(109,987)

Net income	$24,531	$29,806	$54,385	$59,399

Company’s share of net income*	$18,153	$22,056	$40,245	$43,955

*	The difference in the Company’s share of Members’ Equity and the Company’s share of net income reflected above compared to the Company’s balance sheets and statements of operations is attributed to the depreciation expense of the acquisition costs incurred by the Company.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

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

In general, the mortgage loan may not be prepaid until January 31, 2008 and as of June 30, 2009 it has not been prepaid. In general, no sale, encumbrance or other transfer of an interest in the property is permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO, LLC has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, Paladin Realty has agreed to fully indemnify Mr. Gilbert against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property. In addition PRIP 801, LLC, has entered into an environmental and hazardous substance indemnification agreement.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

4. Mortgages Payable

Mortgages Payable

Mortgage loans payable consist of the following:

	June 30, 2009	December 31, 2008
Mortgage loan payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by the Champion Farms Apartments property (1)	$16,350,000	$16,350,000
Mortgage loan payable—interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,500,000	16,500,000
Mortgage loan payable—principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,675,784	4,711,696
Mortgage loan payable—interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000
Mortgage loan payable—interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	13,600,000
Mortgage loan payable—interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	4,250,000
Mortgage loan payable—interest only at 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,700,000	28,700,000
Mortgage loan payable—interest only at 7.00% payable monthly until the loan matures on December 19, 2010, secured by the Two and Five Governor Park properties (7)	9,626,697	8,367,612

Total mortgage loans payable	$99,952,481	$98,729,308

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
(3)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the Promissory Note will be due and payable.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

(4)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(6)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.
(7)	The loan has two, one-year extensions which may be exercised if, among other things, the properties have (a) a debt service coverage ratio of 1.2 or better, and (b) a loan to value ratio of no more than 70.0% based on an appraisal. Each extension is subject to an extension fee equal to 1.5% of the outstanding principal balance. The loan is prepayable at any time prior to its maturity, subject to an exit fee equal to 1.0% of the principal being repaid. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.

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

Paladin REIT’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be Paladin REIT’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of Paladin REIT’s assets before non-cash reserves and depreciation. As of June 30, 2009, Paladin REIT’s borrowings did not exceed 300% of the value of its net assets.

5. Stockholders’ Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s charter, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common shares as the consideration paid for each such preferred share bears to the book value of each outstanding common share. As of June 30, 2009 and December 31, 2008, Paladin REIT had not issued any preferred shares.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

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

On May 6, 2009, the board of directors adopted and approved an amendment to the share redemption program. Consistent with guidance from the Securities and Exchange Commission (the “SEC”) and industry standards, the amendment provides that Paladin REIT will limit the number of shares redeemed pursuant to the share redemption program during any calendar year, to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. The amended share redemption program superseded and replaced the previous share redemption program on June 6, 2009.

We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months.

During the six months ended June 30, 2009, 27 stockholders have redeemed 69,521 shares for $651,266. During the year ended December 31, 2008, 18 stockholders redeemed 27,951 shares for $259,991. As of June 30, 2009, a total of 48 stockholders have redeemed 100,009 shares for $934,850 since the beginning of the Initial Offering. The redemptions have been recorded as treasury shares.

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

In connection with the Follow-On Offering, Paladin REIT entered into a dealer manager agreement dated February 6, 2008 (the “Follow-On Dealer Manager Agreement”). Pursuant to the terms of the Follow-On Dealer Manager Agreement, Paladin REIT pays Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and Paladin REIT does not pay any commission from the sale of shares of its common stock pursuant to its distribution reinvestment plan. Paladin REIT also pays Paladin Securities a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

For the six months ended June 30, 2009, Paladin REIT incurred $358,359 in selling commissions and dealer manager fees to Paladin Securities.

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

Amounts due (from) to Affiliates

	June 30, 2009	December 31, 2008
General and administrative expenses due to affiliates (1)	$1,939,951	$1,032,304
Organization and offering costs due from affiliates (2)	(248,729)	(199,350)

Total due to affiliates	$1,691,222	$832,954
Deferred general and administrative expenses (3)	$140,805	$900,667
Deferred organization and offering costs (4)	$7,010,507	$6,893,824

(1)	Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended that exceed the 2%/25% Rule, except as permitted by the 2%/25% Rules, as described in Note 3. During the three months ended June 30, 2009, the Company incurred $141,704 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $673,275 of general and administrative expenses in its consolidated statement of operations with the additional amount of $531,571, which was incurred in previous years, recorded as due to affiliate. During the six months ended June 30, 2009, the Company incurred $436,820 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $1,344,467 of general and administrative expenses in its consolidated statement of operations with the additional amount of $907,647, which was incurred in previous years, recorded as due to affiliate. Pursuant to the Advisory Agreement, the Company paid $160,632 in asset management fees due to Paladin Advisors for its ten properties during the six months ended June 30, 2009. For each of these ten properties from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. Paladin Advisors has elected to defer (without interest) the net balance of $140,805 in general and administrative expenses. The board of directors (including the independent directors) has approved reimbursing Paladin Advisors for this amount in the future to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were operating expenses necessary for the operation of the Company’s business, as the Company is in the early stages of operations and has limited operations to cover its operating expenses and because such amounts will only be reimbursed in the future to the extent described above.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009 and 2008 (unaudited)

(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offerings and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offerings. Such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. For the six months ended June 30, 2009, the Company paid $191,131 of offering costs. Due to the application of the 3.0% limitation, the Company was only able to recognize $141,752, which was charged to stockholders’ equity with the additional amount of $49,379 recorded as due from affiliate. Paladin Advisors is required to reimburse the balance of $248,729 within 60 days after the end of the Follow-On Offering.
(3)	Not reflected in the consolidated financial statements at June 30, 2009 and December 31, 2008 as these amounts have exceeded the limitations imposed by the 2%/25% Rule as described above in footnote 1 and only become due to affiliates when this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period.
(4)	Not reflected in the consolidated financial statements at June 30, 2009 and December 31, 2008 as these amounts have exceeded the 3.0% limitation as described above in footnote 2 and only become due to affiliates when they do not exceed such limitation.

7. Subsequent Events

Share Redemption Program

In July 2009, 27 stockholders redeemed 11,689 shares for $108,138.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the SEC contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding our intent, belief or current expectations and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

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

Overview

We are a Maryland corporation formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. As of June 30, 2009, we owned interests in nine joint ventures that own ten income-producing properties:

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

•

Two and Five Governor Park, a two-story Class B office building with 22,470 rentable square feet and a three-story Class B+ office building with 53,048 rentable square feet developed in 1985 and 1989, respectively.

We intend to invest in a variety of real estate property types, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We will also seek to invest in loans on real property such as mortgage loans and mezzanine loans, which we refer to as real estate related investments. We own our assets and conduct our operations through Paladin OP.

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

Noncontrolling Interests

Background

On January 1, 2009, we adopted SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary. SFAS No. 160 generally requires noncontrolling interests to be treated as a separate component of equity (not as a liability or other item outside of permanent equity) and consolidated net income to include the noncontrolling interest’s share. The calculation of earnings per share continues to be based on income amounts attributable to the parent. SFAS No. 160 also establishes a single method of accounting for transactions that change a parent’s ownership interest in a subsidiary by requiring that all such transactions be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (Revised) “Business Combinations” and eliminates the requirement to apply purchase accounting to a parent’s acquisition of noncontrolling ownership interests in a subsidiary.

Presentation

As of June 30, 2009 and December 31, 2008, our noncontrolling interests are comprised of the ownership interests of the noncontrolling interests in joint ventures controlled by us through ownership or contractual arrangements. Upon adoption of SFAS No. 160, balances attributable to these noncontrolling interests, including amounts previously included in Prepaid Insurance and Other Assets, were reclassified to become a separate component of equity as of all dates presented. Also, consolidated net income was reclassified to include the amounts attributable to the noncontrolling interests. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of our control that would result in presentation outside of permanent equity pursuant to Topic No. D-98 “Classification and Measurement of Redeemable Securities.” As of June 30, 2009, balances attributed to noncontrolling interests were also reclassified to become a separate component of equity, and the deficit balance represents the joint venture partners’ obligation to fund the operating cash deficit in the joint venture entity.

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we allocate costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the building and improvements and from 5 to 7 years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from 3 to 24 months. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

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

Investments

We follow the provisions of FIN No. 46 (revised December 2004), “Consolidation of Variable Interest Entities,” and we are required to evaluate whether we have a controlling financial interest in an entity through means other than voting rights. If we determine that the joint venture is a VIE and that we are the “primary beneficiary” as defined in FIN No. 46R, we will account for such investment as if it were a consolidated subsidiary. For a joint venture investment which is not a VIE, we consider other relevant accounting literature including APB 18—“The Equity Method of Accounting for Investments in Common Stock,” SOP 78-9—“Accounting for Investments in Real Estate Ventures,” and EITF 04-5 –“Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, we determine whether we should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities will be consolidated.

As of June 30, 2009, we held a 99.5% ownership interest in Paladin OP and Paladin OP held a 70% ownership interest in Springhurst, an 83% ownership interest in Glenwood, a 97.5% ownership interest in KC Pinehurst, a 97.5% ownership interest in KC Pheasant, a 97.5% ownership interest in KC Retreat, a 49% ownership interest in Park Hill Partners, a 42.5% ownership interest in FPA/PRIP Conifer, a 47.65% ownership interest in FPA/PRIP Governor Park and a 74% ownership interest in PRIP 801, LLC, as described in Note 3 to the consolidated financial statements. We have determined that Paladin OP and the entities in which it has invested are not VIEs. We consolidate Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant and KC Retreat, as we are the majority owner and exercise control over all significant decisions. We also consolidate Park Hill Partners, FPA/PRIP Conifer and FPA/PRIP Governor Park because we hold a significant ownership interest and exercise control over all significant decisions. We account for our investment in PRIP 801, LLC under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions. Distributions received up to the amount of earnings are considered as distributions from operations and any excess amount of distributions are considered a return of capital.

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

Revenue Recognition

We primarily lease residential apartments to tenants under non-cancellable operating leases with terms ranging from 3 to 24 months. We also lease commercial space to tenants with lease terms extending to 2014. Rental income related to leases is recognized in the period earned over the lease term in accordance with SFAS No. 13, “Accounting for Leases.”

Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred.

Accounts Receivable

Accounts receivable is included in prepaid insurance and other assets in our consolidated balance sheets. Bad debts are recorded under the specific identification method, whereby, uncollectible receivables are directly written off when identified.

Use of Estimates

The presentation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying amount of the property, plan and equipment, and valuation allowance for receivables.

Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly. we generally will not be subject to federal income tax, provided that distributions to ours stockholders equal at least the amount of our taxable income. If we fail to qualify as a REIT in any taxable year without the benefit of certain relief provisions, we will be subject to federal and state income taxes on our taxable income at regular corporate income tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state or local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income. No provision has been made for federal income taxes for the six months ended June 30, 2009 and 2008 in the accompanying consolidated financial statements.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN No. 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will be sustained. We adopted FIN No. 48 as required effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on our consolidated financial position, results of operations or cash flows. All of our tax years are subject to examination by tax jurisdictions.

In accordance with FIN No. 48, we have assessed our tax positions for all open tax years as of January 1, 2007 and concluded that there were no material FIN No. 48 uncertainties to be recognized. Our accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. We have not recognized any interest and penalties related to tax uncertainties for the six months ended June 30, 2009 and 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. Our adoption of SFAS No. 157 as of January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows. FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Our adoption of SFAS No. 157 as of January 1, 2009 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We have adopted SFAS No. 159 effective January 1, 2008 and have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption. However, we reserve the right to elect to measure future eligible financial assets of liabilities at fair value.

In September 2007, the FASB ratified EITF Issue 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause,” which clarifies that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66. EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007. The adoption of EITF 07-6 as of January 1, 2008 did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

On November 13, 2008, the FASB ratified EITF consensus on EITF Issue No. 08-06, “Equity Method Investment Accounting Considerations”. EITF 08-06 addresses questions about the potential effect of SFAS No. 141R and SFAS No. 160 on equity-method accounting under APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”. EITF 08-06 generally continues existing practices under APB 18 including the use of a cost-accumulation approach to initial measurement of the investment. EITF 08-06 does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with APB 18. Our adoption of EITF 08-06 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP includes disclosure objectives and requires public entities to provide additional year-end and interim disclosures about transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable-interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for the first interim period or fiscal year ending after December 15, 2008. Our adoption of FSP FAS 140-4 and FIN 46R-8 did not have a material impact on its consolidated financial position, results of operations or cash flows.

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events”. Although SFAS No. 165 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management’s assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. SFAS No. 165 became effective on June 30, 2009. We have evaluated subsequent events through August 13, 2009, the date our consolidated financial statements were available to be issued, for this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 amends the guidance in FIN No. 46R related to the consolidation of variable interest entities. It requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. SFAS No. 167 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, SFAS No. 167 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for us), and for subsequent interim and annual reporting periods. All QSPEs and entities currently subject to FIN No. 46R will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. We are in the process of evaluating the impact that SFAS No. 167 will have on our consolidated financial position, results of operations or cash flows.

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Rental income for the quarter ended June 30, 2009 was $3,337,640 compared to $2,344,057 for the quarter ended June 30, 2008. Our rental income has increased due to our acquisitions of Hilltop Apartments in April 2008, Conifer Crossing in August 2008 and Two and Five Governor Park in December 2008. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our investments in real property acquired in 2008 and future investments.

Other income for the quarter ended June 30, 2009 was $287,224 compared to $216,285 for the quarter ended June 30, 2008. Other income consists of various tenant related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for the quarter ended June 30, 2009 is attributable to our investments in 2008.

Property operating expenses for the quarter ended June 30, 2009 were $1,520,777 compared to $918,571 for the quarter ended June 30, 2008. The increase in property operating expenses for the quarter ended June 30, 2009 is attributable to our investments in 2008. We expect property operating expenses to continue to increase in future periods, as compared to historical periods as a result of our investments in real property made in 2008 and future investments.

Real estate taxes were $330,523 for the quarter ended June 30, 2009 compared to $191,562 for the quarter ended June 30, 2008. The increase in real estate taxes in 2009 is a result of our investments in 2008.

General and administrative expenses were $673,275 for the quarter ended June 30, 2009 compared to $405,748 for the quarter ended June 30, 2008. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions and Agreements,” increased during the quarter ended June 30, 2009 due to the fact that our average invested assets increased as a result of our acquisitions in 2008. We expect this trend to continue as we make additional investments.

Interest expense, including amortization of deferred financing costs, was $1,602,149 for the quarter ended June 30, 2009 compared to $937,569 for the quarter ended June 30, 2008. The increase in interest expense was primarily related to the increase in mortgage notes payable as a result of our investments in 2008 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $874,755 for the quarter ended June 30, 2009 and $636,250 for the quarter ended June 30, 2008. The increase in depreciation and amortization expense is a result of our investments in 2008.

Loss allocated to noncontrolling interests for the quarter ended June 30, 2009 was $421,873 compared to income allocated to noncontrolling interest of $10,710 for the quarter ended June 30, 2008. The change was due mainly to our investments in 2008 and to the allocation of losses of each project’s operating agreement.

Net loss attributable to the Company increased from $486,185 for the quarter ended June 30, 2008 to $933,787 for the quarter ended June 30, 2009 primarily due to the net impact of the items discussed above.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Rental income for the six months ended June 30, 2009 was $6,630,507 compared to rental income of $4,421,942 for the six months ended June 30, 2008. Our rental income has increased due to our investments in Retreat Apartments in January 2008, Hilltop Apartments in April 2008, Conifer Crossing in August 2008 and Two and Five Governor Park in December 2008. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our investments in real property made in 2008 and future investments.

Other income for the six months ended June 30, 2009 was $567,379 compared to $408,947 for the six months ended June 30, 2008. Other income consists of various tenant related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for the six months ended June 30, 2009 is attributable to our investments in 2008.

Property operating expenses for the six months ended June 30, 2009 were $3,106,228 compared to $1,702,548 for the six months ended June 30, 2008. The increase in property operating expenses for the six months ended June 30, 2009 is attributable to our investments in 2008. We expect property operating expenses to continue to increase in future periods, as compared to historical periods as a result of our investments in real property made in 2008 and future investments.

Real estate taxes were $628,908 for the six months ended June 30, 2009 compared to $355,028 for the six months ended June 30, 2008. The increase in real estate taxes in 2009 is a result of our investments in 2008.

General and administrative expenses were $1,344,467 for the six months ended June 30, 2009 compared to $755,906 for the six months ended June 30, 2008. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions and Agreements,” increased during the six months ended June 30, 2009 due to the fact that our average invested assets increased as a result of our investments in 2008. We expect this trend to continue as we make additional investments.

Interest expense, including amortization of deferred financing costs, was $3,126,640 for the six months ended June 30, 2009 and $1,783,669 for the six months ended June 30, 2008. The increase in interest expense was primarily related to the increase in mortgage notes payable as a result of our investments in 2008 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $1,726,585 for the six months ended June 30, 2009 compared to $1,210,537 for the six months ended June 30, 2008. The increase in depreciation and amortization expense is a result of our investments in 2008.

Loss allocated to noncontrolling interests increased from $23,613 for the six months ended June 30, 2008 compared to $797,397 for the six months ended June 30, 2009. The change was due mainly to our investments in 2008 and to the allocation of losses of each project’s operating agreement.

Net loss attributable to the Company increased from $854,486 for the six months ended June 30, 2008 compared to $1,888,103 for the six months ended June 30, 2009 primarily due to the net impact of the items discussed above.

Related Party Transactions and Agreements

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the IPO Dealer Manager Agreement, during our Initial Offering we paid Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and 4.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to our dividend reinvestment plan. We also paid Paladin Securities a dealer manager fee during our Initial Offering of up to 2.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Pursuant to the terms of the Follow-On Dealer Manager Agreement, during our Follow-On Offering we pay Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we do not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay Paladin Securities a dealer manager fee during our Follow-On Offering of up to 3.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the six months ended June 30, 2009, we incurred $358,359 in selling commissions and dealer manager fees to Paladin Securities.

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

We had incurred organization and offering costs of $8,436,748 as of June 30, 2009, which includes $7,010,507 of deferred organization and offering costs paid by Paladin Advisors as described in Note 6 of the notes to our consolidated financial statements included herewith. Such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recorded by us, organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. For the six months ended June 30, 2009, we recognized $141,752 of offering costs, which was charged to stockholders’ equity.

As of June 30, 2009, $1,198,995 in offering costs have been charged to stockholders’ equity and $51,134 of organization costs were expensed in 2005.

Subject to the 3.0% limitation, the remaining organization and offering costs as of June 30, 2009 may be recognized in future periods as we receive additional proceeds of the Offerings.

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

During the Expense Period ended June 30, 2009, our general and administrative expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended June 30, 2009, $208,173 was paid by Paladin Advisors.

For the three months ended June 30, 2009, we incurred $141,883 in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule. Due to the application of the 2%/25% Rule, we were able to recognize $673,454 of general and administrative expenses in our consolidated statements of operations for the three months ended June 30, 2009 with the additional amount of $531,571 recorded as due to affiliate.

For the six months ended June 30, 2009, we incurred $437,000 in general and administrative expenses. Due to the application of the 2%/25% Rule, we were able to recognize $1,344,647 of general and administrative expenses in our consolidated statements of operations for the six months ended June 30, 2009 with the additional amount of $907,647 recorded as due to affiliate.

Acquisition Fees. Pursuant to the terms of the Advisory Agreement prior to its amendment and restatement effective July 28, 2008, we paid Paladin Advisors acquisition fees consisting of 2.75% of (1) the contract purchase price for a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 5.5% of the funds we advance with respect to the investment. As amended, our Advisory Agreement provides for an acquisition fee in an amount equal to 1.5% of (1) the purchase price of a real property investment acquired directly; (2) our allocable cost of a property acquired in a joint venture or (3) with respect to real estate related investments, the funds advanced for such investment. Our allocable cost of a joint venture investment is equal to the product of (i) the amount actually paid or allocated to the purchase, development, construction or improvement of properties by the joint venture, inclusive of expenses related thereto, and the amount of outstanding debt associated with such properties and the joint venture, and (ii) our percentage economic interest in the joint venture.

Asset Management Fees. Pursuant to the terms of the Advisory Agreement prior to its amendment and restatement effective July 28, 2008, an annual asset management fee was payable to Paladin Advisors monthly in an amount equal to one-twelfth of 0.6% of (1) the contract purchase price of a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 1.2% of the funds we advanced with respect to the investment. Paladin Advisors received this fee for supervising the management, leasing, development and construction services provided for our properties by third parties and management of real estate related investments. As amended, the Advisory Agreement provides that we will pay Paladin Advisors on a monthly basis an asset management fee in an amount equal to one-twelfth of 0.6% of (1) the purchase price of a real property investment acquired directly; (2) our allocable cost of a property acquired in a joint venture or (3) with respect to real estate related investments, the funds advanced for such investment. Our allocable cost of a joint venture investment is calculated as set forth above under “Acquisition Fees.” Paladin Advisors may elect, in its sole discretion, to defer (without interest) payment of the asset management fee in any month by providing us written notice of such deferral.

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

During the three months ended June 30, 2009, we paid Paladin Advisors $80,316 for asset management fees earned for the three months ended June 30, 2009. During the six months ended June 30, 2009, we paid Paladin Advisors $160,632 for asset management fees earned for the six months ended June 30, 2009.

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

The state of the debt markets could also have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

In addition, the current economic environment has resulted in a trend toward increasing vacancy rates for certain classes of commercial property, including multifamily and office properties. Factors such as rising unemployment have led to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space and potential oversupply of rentable space. Although we have not thus far been materially adversely affected by the increasing vacancy rates, the continuation of the economic downturn could impact certain of our real properties and such real properties could experience higher levels of vacancy than anticipated at the time of our acquisition of such real properties. The value of our real properties could decrease below the amounts paid for them. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

Our management is not aware of any other material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real property investments and real estate related investments.

Liquidity and Capital Resources

During the six months ended June 30, 2009, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $3,720,160 from the sale of 201,617 common shares in our Offerings; and

•	net operating income of $3,462,750 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “net loss” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss attributable to the Company for the six months ended June 30, 2009:

Net Operating Income	$3,462,750
Equity in earnings from real estate joint venture	38,901
Interest income	10,541
Depreciation and amortization expense	(1,726,585)
Interest expense, including amortization of deferred loan costs	(3,126,640)
General and administrative expenses	(1,344,467)
Noncontrolling Interests	797,397

Net loss attributable to Company	$(1,888,103)

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

Net cash provided by operating activities for the six months ended June 30, 2009 was $582,768 compared to net cash provided by operating activities of $1,171,635 for the six months ended June 30, 2008 related to additional net losses due to our acquisitions of Retreat Apartments in January 2008, Hilltop Apartments in April 2008, Conifer Crossing in August 2008 and Two and Five Governor Park in December 2008.

Net cash used in investing activities for the six months ended June 30, 2009 was $2,155,582, which included $3,693,598 relating to expenditures for real estate and improvements and an increase in prepaid expenses of $188,620 and other assets, less a decrease in restricted cash of $1,691,537 and distributions from real estate joint venture in excess of equity in earnings of $35,099. Net cash used in investing activities for the six months ended June 30, 2008 was $17,772,759, which included $17,710,365 relating to expenditures for real estate and improvements and an increase in restricted cash of $90,083, less distributions from real estate joint venture in excess of equity in earnings of $27,689.

Net cash provided by financing activities was $3,592,898 for the six months ended June 30, 2009 related to $4,078,519 in proceeds from the issuance of common shares in our Offering, $1,259,085 of borrowings from mortgages payable and $50,000 of contributions from noncontrolling interests offset primarily by $35,912 of payments on mortgages payable, $651,266 of treasury shares purchased, $358,359 of selling commissions and dealer manager fees, $141,752 of offering costs, $49,379 decrease in due to affiliates, $496,780 of distributions paid and $61,258 of distributions to noncontrolling interests. Net cash provided by financing activities for the six months ended June 30, 2008 was $19,541,624 related to $6,475,704 in proceeds from the issuance of common shares in our Offering, $13,600,000 of borrowings from mortgages payable and $1,029,225 decrease in due to affiliates offset primarily by $33,238 of payments on mortgages payable, $159,050 in deferred loan costs, $624,965 of selling commissions and dealer manager fees, $210,528 of Offering costs, $331,729 of dividends paid and $146,967 distributions to noncontrolling interests.

Mortgages Payable

We have mortgage loans in an aggregate amount of $99,952,481 outstanding, consisting of (1) $16,350,000 incurred in connection with the acquisition of our interest in Champion Farms Apartments, (2) $16,500,000 incurred in connection with the acquisition of our interest in Fieldstone Apartments, (3) $4,675,784 incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, (4) $6,250,000 incurred in connection with the acquisition of our interest in Pheasant Run Apartments, (5) $13,600,000 incurred in connection with the acquisition of our interest in Retreat Apartments, (6) $4,250,000 incurred in connection with the acquisition of our interest in Hilltop apartments, (7) $28,700,000 incurred in connection with the acquisition of our interest in Conifer Crossing and (8) $9,626,697 incurred in connection with the acquisition of our interest in Two and Five Governor Park. All of these loans, except for the loan incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, are interest only and the earliest debt maturity is in December 2010. These mortgage notes payable are described in detail in Note 4 to our consolidated financial statements included herein.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of June 30, 2009, our leverage did not exceed 300% of the value of our net assets.

Distributions

We paid $1,143,349 in distributions during the six months ended June 30, 2009. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and paid on the dates listed below.

Month	Annualized Rate Declared (1)	Date Paid	Total Distribution
December 1, 2008 to December 31, 2008	6.0%	January 15, 2009	$185,866
January 1, 2009 to January 31, 2009	6.0%	February 17, 2009	$189,032
February 1, 2009 to February 28, 2009	6.0%	March 16, 2009	$174,169
March 1, 2009 to March 31, 2009	6.0%	April 15, 2009	$196,669
April 1, 2009 to April 30, 2009	6.0%	May 15, 2009	$193,592
May 1, 2009 to May 31, 2009(2)	6.0%	June 15, 2009	$204,021

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On May 28, 2009, our board of directors declared distributions for the month of June 2009 that totaled approximately $200,000 when paid on July 15, 2009. On June 23, 2009, our board of directors declared distributions for the month of July 2009 that will total approximately $210,000 when paid on August 17, 2009. On July 28, 2009, our board of directors declared distributions for the month of August 2009 that will total approximately $215,000 when paid on September 15, 2009.

Each of our nine real estate investments is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive on an unconsolidated basis, and the operations of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing and Two and Five Governor Park on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the noncontrolling interests held by our joint venture partner. As structured as of June 30, 2009, our investment in Champion Farms Apartments represented a

70% ownership interest, our investment in Fieldstone Apartments an 83% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest, our investment in Pheasant Run Apartment a 97.5% ownership interest, a 97.5% ownership interest in the Retreat Apartments, a 49.0% ownership interest in Hilltop Apartments, a 42.5% ownership interest in Conifer Crossing and a 47.65% interest in Two and Five Governor Park. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital. By the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for the Retreat Apartment and Hilltop Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 12.0% return on our invested capital. By the terms of the joint venture for Conifer Crossing, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.5% return on our invested capital. By the terms of the joint venture for Two and Five Governor Park, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital.

The following chart compares cash distributions received from our investments in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing and Two and Five Governor Park during the year ended December 31, 2008, the six months ended June 30, 2009 and inception to date as of June 30, 2009 with distributions paid during the same period.

Summary of Cash Distributions from the Company’s Investments

	801 Fiber Optic	Champion Farms Apartments	Fieldstone Apartments	Pinehurst Apartment Homes	Pheasant Run Apartments	Retreat Apartments(1)	Hilltop Apartments(2)	Conifer Crossing (3)	Two and Five Governor Park (4)	Total
Summary of Cash Distributions from Investments:
Year ended December 31, 2008	$140,600	$428,129	$397,865	$217,020	$237,792	$301,866	$92,050	$138,125	—	$1,953,447
Six months ended June 30, 2009	$74,000	$197,598	$212,188	$108,510	$118,896	$128,250	$63,000	$191,250	$111,875	$1,205,567
Inception to date as of June 30, 2009	$557,817	$1,185,589	$913,984	$389,298	$418,742	$430,116	$155,050	$329,375	$111,875	$4,491,845
Summary of Distributions Paid to Stockholders
Year ended December 31, 2008										$1,878,155
Six months ended June 30, 2009										$1,143,349
Inception to date as of June 30, 2009										$4,239,205

(1)	We acquired our interest in the Retreat Apartments on January 14, 2008.
(2)	We acquired our interest in Hilltop Apartments on April 7, 2008.
(3)	We acquired our interest in Conifer Crossing on August 5, 2008.
(4)	We acquired our interest in Two and Five Governor Park on December 19, 2008.

Of the $1,143,349 distributions noted above for the six months ended June 30, 2009, $496,780 was paid in cash and $646,569 was paid through the distribution reinvestment plan in the form of additional shares issued.

As shown in the charts above, cash distributions from our investments have exceeded the distributions paid for the six months ended June 30, 2009 and the year ended December 31, 2008. In addition, for the six months ended June 30, 2009, cash flow from operations was $582,768, which exceeds the amount of our distributions paid in cash of $496,780. Paladin Advisors has paid expenses on our behalf and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. We are dependent on Paladin Advisors to support our financial position currently because of our small size. As we continue to grow by selling shares in our Follow-On Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors.

For the six months ended June 30, 2009, Paladin Advisors and its affiliates had incurred on our behalf $147,785 in general and administrative expenses. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has deferred (without interest) repayment of these expenses. The payment of these obligations may impact our ability to pay future distributions. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expenses or fees, our ability to pay distributions to our stockholders could be adversely affected, and we may be unable to pay distributions to our stockholders, or such distributions could decrease significantly. Additionally, if Paladin Advisors continues to pay expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact our ability to pay distributions in future periods as well as potentially adversely impact the value of an investment in us.

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

The following is the calculation of FFO for each of the six months ended June 30, 2009 and 2008.

	For the six months ended
	June 30, 2009	June 30, 2008
Net loss attributable to Company	$(1,888,103)	$(854,486)
Add:
Depreciation and amortization – consolidated entities	1,726,585	1,210,537
Depreciation and amortization – unconsolidated entities	34,330	34,330
Less:
Depreciation and amortization of noncontrolling interests	(530,703)	(246,980)

FFO	$(657,891)	$143,401
FFO per share-basic and diluted	$(0.17)	$0.05
Weighted average number of shares outstanding – basic and diluted	3,891,620	2,935,885

Off-Balance Sheet Arrangements

As of June 30, 2009 and December 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of June 30, 2009, the principal amounts including amounts required for amortization and at maturity and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate date—principal payments	$36,203	$9,703,000	$277,041	$609,710	$855,700	$88,470,827	$99,952,481	$101,391,334
Weighted-average interest rate on maturing debt (1)	5.58%	6.99%	5.88%	5.93%	5.86%	5.93%

(1)	The “weighted-average interest rate on maturing debt” has been calculated using the current interest rate on amounts either amortized or maturing in a given period.

The estimated fair value of our mortgage loans payable was approximately $101.4 million as of June 30, 2009. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates as of June 30, 2009.

As of June 30, 2009, our debt consisted of fixed rate mortgage loan payables in the principal amount of $99,952,481, at a weighted-average interest rate of 6.03% per annum.

In addition to changes in interest rates, the value of our real property investments and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt if necessary.

ITEM 4T.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

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

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering includes up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. As of June 30, 2009, we had sold 4,184,530 shares of common stock in the Offerings, raising gross proceeds of $41,642,531. From this amount, we have incurred $3,643,347 in selling commissions and dealer manager fees to our dealer managers and $8,436,748 in organization and offering costs (of which $1,253,033 has been recorded in our financial statements). As of June 30, 2009, we had net offering proceeds from the Offerings of $36,800,188. We used a combination of net offering proceeds and debt to purchase our interests in ten properties, to pay $1,503,347 in acquisition or origination fees and $619,818 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through June 30, 2009, see our financial statements included in this report.

During the quarter ended June 30, 2009, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009	11,819	$9.30	11,819	(1)
May 1, 2009 to May 31, 2009	11,511	$9.30	11,511	(1)
June 1, 2009 to June 30, 2009	12,080	$9.30	12,080	(1)

Total	35,410		35,410

(1)	We adopted a share redemption program effective February 28, 2005, as amended effective as of August 28, 2008 and June 6, 2009, pursuant to which we redeem shares at $9.30 per share. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) during any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 19, 2009, we held our annual meeting of stockholders (the “Annual Meeting”) in Los Angeles, California for the purpose of: (1) electing individuals to serve as directors of the Company as provided in the Company’s Charter and (2) transacting other business properly coming before the Annual Meeting. The total number of shares of common stock entitled to vote at the Annual Meeting was 4,006,755, of which 2,179,992 shares, or 54.4%, were present in person or by proxy.

The following sets forth the results of the election of directors:

Name of Director	For	Withheld
James R. Worms	2,139,699	40,293
Michael B. Lenard	2,142,265	37,727
John A. Gerson	2,142,265	37,727
Harold H. Greene	2,129,361	50,631
Harvey Lenkin	2,138,495	41,497
Michael L. Meyer	2,138,495	41,497
Christopher H. Volk	2,141,061	38,931

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009	PALADIN REALTY INCOME PROPERTIES, INC.

	By:	/s/ Whitney A. Greaves

Whitney A. Greaves
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ John A. Gerson

John A. Gerson
Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.