Form 10-Q
period 2009-09-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2009-11-13
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were 4,502,543 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (unaudited)	2

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statement of Equity for the nine months ended September 30, 2009 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4T.	Controls and Procedures	27

PART II	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2009	December 31, 2008
ASSETS

Real Estate:
Building and improvements	$101,604,455	$98,923,969
Land	27,320,704	27,320,704
Furniture, fixtures and equipment	3,701,772	3,446,784
In-place leases	1,099,508	1,099,508
Tenant improvements	587,692	17,888

	134,314,131	130,808,853
Less: Accumulated depreciation and amortization	(7,734,388)	(5,062,339)

Total real estate, net	126,579,743	125,746,514
Investment in real estate joint venture	1,562,057	1,613,889
Cash and cash equivalents	5,096,571	2,145,506
Restricted cash	2,858,953	5,024,035
Prepaid insurance and other assets, net	1,750,774	1,536,375

TOTAL ASSETS	$137,848,098	$136,066,319

LIABILITIES AND EQUITY
Mortgages payable	$100,193,263	$98,729,308
Due to affiliates	2,073,339	832,954
Unaccepted subscriptions for common shares	83,307	184,500
Accrued expenses and other liabilities	2,987,608	3,112,268
Distributions payable	427,072	376,626

Total Liabilities	105,764,589	103,235,656

Equity:
Company Stockholders’ Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 4,250,264 shares and 3,687,656 shares issued and outstanding, respectively	42,502	37,181
Additional paid-in capital	38,558,207	32,663,242
Treasury shares, at cost – 136,426 shares and 30,488 shares respectively	(1,265,523)	(283,584)
Accumulated deficit and dividends	(12,657,003)	(7,869,801)

Total Company Stockholders’ Equity	24,678,183	24,547,038

Noncontrolling interests	7,405,326	8,283,625

Total Equity	32,083,509	32,830,663

TOTAL LIABILITIES AND EQUITY	$137,848,098	$136,066,319

See notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Rental income	$3,326,961	$2,982,422	$9,957,468	$7,404,364
Other income	333,266	239,941	900,645	648,888
Interest income	3,459	17,538	14,000	73,627

Total Revenues	3,663,686	3,239,901	10,872,113	8,126,879

Expenses
Property operating expenses	1,661,094	1,227,650	4,767,322	2,930,198
Real property taxes	339,519	244,179	968,427	599,207
General and administrative expenses	677,842	508,720	2,022,309	1,264,626
Interest expense, including amortization of deferred loan costs	1,608,057	1,214,230	4,734,697	2,997,899
Depreciation and amortization expense	886,304	766,775	2,612,889	1,977,312

Total Expenses	5,172,816	3,961,554	15,105,644	9,769,242

Loss before equity in earnings and noncontrolling interests	(1,509,130)	(721,653)	(4,233,531)	(1,642,363)
Equity in earnings from real estate joint venture	20,267	17,594	59,168	60,205

Net loss	(1,488,863)	(704,059)	(4,174,363)	(1,582,158)
Noncontrolling interests	405,632	37,911	1,203,029	61,524

Net loss attributable to Company	$(1,083,231)	$(666,148)	$(2,971,334)	$(1,520,634)

Net loss per common share
Basic	$(0.26)	$(0.20)	$(0.75)	$(0.49)

Diluted	$(0.26)	$(0.20)	$(0.75)	$(0.49)

Weighted average number of common shares outstanding
Basic	4,164,288	3,398,882	3,983,508	3,091,344

Diluted	4,164,288	3,398,882	3,983,508	3,091,344

See notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

For the nine months ended September 30, 2009

(Unaudited)

	Company Stockholders
	Common Shares		Treasury Shares
	Common shares	Amount	Treasury Shares	Amount	Additional Paid-in Capital	Accumulated Deficit and Dividends	Noncontrolling Interest	Total Equity
BALANCE, December 31, 2008	3,718,144	$37,181	30,488	$(283,584)	$32,663,242	$(7,869,801)	$8,283,625	$32,830,663
Adjustments for Treasury shares purchased	(30,488)	(305)	(30,488)	305	—	—	—	—

Adjusted balance at January 1, 2009	3,687,656	36,876	—	(283,279)	32,663,242	(7,869,801)	8,283,625	32,830,663
Issuance of common shares	564,836	5,648	—	—	5,604,298	—	—	5,609,946
Treasury share purchased	(105,938)	(1,059)	—	(982,244)	—	—	—	(983,303)
Selling commissions and dealer manager fees	—	—	—	—	(495,693)	—	—	(495,693)
Offering costs	—	—	—	—	(197,856)	—	—	(197,856)
Contributions	—	—	—	—	—	—	394,409	394,409
Distributions	—	—	—	—	—	(1,815,868)	(69,679)	(1,885,547)
Shares issued pursuant to Distribution Reinvestment Plan	103,710	1,037	—	—	984,216	—	—	985,253
Net Loss	—	—	—	—	—	(2,971,334)	(1,203,029)	(4,174,363)

BALANCE, September 30, 2009	4,250,264	$42,502	—	$(1,265,523)	$38,558,207	$(12,657,003)	$7,405,326	$32,083,509

See notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,174,363)	$(1,582,158)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in earnings from real estate joint venture	(59,168)	(60,205)
Distributions from real estate joint venture	59,168	60,205
Depreciation and amortization expense	2,612,889	1,977,312
Amortization of deferred loan costs	186,646	46,482
Amortization of deferred compensation	—	29,946
Changes in operating assets and liabilities:
Increase in restricted cash	(321,000)	(360,427)
Increase in prepaid insurance and other assets	(157,982)	(222,342)
Increase in due to affiliates	1,351,470	604,290
Increase in accrued expenses and other liabilities	1,132,191	856,683

Net cash provided by operating activities	629,851	1,358,786

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for real estate and improvements	(4,946,034)	(52,159,562)
Decrease (increase ) in restricted cash	2,384,889	(5,780,596)
Distributions from real estate joint venture in excess of equity in earnings	51,832	47,095

Net cash used in investing activities	(2,509,313)	(57,893,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	1,517,482	42,300,000
Payments on mortgages payable	(53,527)	(49,849)
Deferred loan costs	—	(407,186)
Decrease in restricted cash	101,193	75,210
Proceeds from issuance of common shares	5,609,946	8,572,186
Treasury shares purchased	(983,303)	(126,088)
Decrease in unaccepted subscriptions for common stock	(101,193)	(75,210)
Selling commissions and dealer manager fees	(495,693)	(824,820)
Offering costs	(197,856)	(282,478)
(Decrease) increase in due from affiliates	(111,085)	948,437
Distributions paid	(780,167)	(535,072)
Contributions from noncontrolling interests	394,409	6,080,315
Distributions to noncontrolling interests	(69,679)	(152,972)

Net cash provided by financing activities	4,830,527	55,522,473

Net increase (decrease) in cash and cash equivalents	2,951,065	(1,011,804)
Cash and cash equivalents – beginning of period	2,145,506	4,230,937

Cash and cash equivalents – end of period	$5,096,571	$3,219,133

Supplemental disclosure of non-cash investing and financing activities
Mortgage loan assumed in connection with purchase of real estate	$—	$4,250,000
Distributions payable	$427,072	$351,307
Common stockholder distributions reinvested in accordance with Distribution Reinvestment Plan	$985,253	$813,791
Expenditures for real estate and improvements accrued but unpaid	$397,839	$1,132,387
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,505,587	$2,732,622

See notes to consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009 and 2008 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. As of September 30, 2009, we owned interests in nine joint ventures that own ten income-producing properties.

	Location	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	266 Units

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Industrial

801 Fiber Optic Drive	North Little Rock, Arkansas	2001	56,336 Sq. Ft.

Office

Two and Five Governor Park	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

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

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Offering terminated on July 28, 2008 in connection with the commencement of Paladin REIT’s follow-on offering (the “Follow-On Offering” and collectively with the Initial Offering, the “Offerings”) on July 28, 2008. As of September 30, 2009, Paladin REIT had received proceeds of $43,512,643 for 4,374,190 shares in the Offerings.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009 and 2008 (unaudited)

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of September 30, 2009 and December 31, 2008, Paladin Advisors held a 0.5% limited partnership interest, and Paladin REIT held a 99.5% general partnership interest, in Paladin OP.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Paladin REIT and its wholly-owned and controlled entities (collectively, the “Company”). The Company consolidates any variable interest entities (“VIEs”) of which it is the primary beneficiary, as defined. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Reporting

The Company has prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures normally included for complete financial statements. While the Company believes the disclosures presented are adequate for interim reporting, these interim financials statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of the Company’s financial statements have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the full year.

Noncontrolling Interest

Background

Effective January 1, 2009, the Company adopted new guidance on noncontrolling interest, which establishes requirements for ownership interests in subsidiaries held by parties other than the Company (previously referred to as a minority interest). Noncontrolling interest is presented and disclosed as a separate component of equity (not as a liability or other item outside of permanent equity). Consolidated net income includes the noncontrolling interest’s share of income. The calculation of earnings per share continues to be based on income amounts attributable to the parent. All changes in the parent’s ownership interest in a subsidiary are accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary.

Presentation

As of September 30, 2009 and December 31, 2008, the Company’s noncontrolling interests are comprised of the ownership interests of the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements. Balances attributable to these noncontrolling interests, including amounts previously included in Prepaid Insurance and Other Assets, were reclassified to become a separate component of equity as of all dates presented. Also, consolidated net income was reclassified to include the amounts attributable to the noncontrolling interests. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity. As of September 30, 2008, balances attributed to noncontrolling interests were also reclassified to become a separate component of equity, and the deficit balance represents the joint venture partners’ obligation to fund the operating cash deficit in the joint venture entity.

Real Estate and Depreciation

Real estate is stated at cost, less accumulated depreciation. The Company allocates the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, the Company allocates costs to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. The

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009 and 2008 (unaudited)

Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The Company depreciates the buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the buildings and improvements and from 5 to 7 years for furniture, fixtures and equipment. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from 3 to 24 months. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

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

Revenue Recognition

The Company primarily leases residential apartments to tenants under non-cancellable operating leases with terms ranging from 3 to 24 months. The Company also leases commercial space to tenants with lease terms extending to 2014. Rental income related to leases is recognized in the period earned over the lease term.

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

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and Paladin REIT receives the subscription proceeds. Restricted cash included $83,307 and $184,500 as of September 30, 2009 and December 31, 2008, respectively, for subscription proceeds that were held in escrow. At September 30, 2009 and December 31, 2008, restricted cash also included $2,225,646 and $4,289,535 held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders. At September 30, 2009 and December 31, 2008, restricted cash also included $550,000 held in a restricted account as collateral for a letter of credit as described in Note 3.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009 and 2008 (unaudited)

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the six months ended September 30, 2009 and 2008 in the accompanying consolidated financial statements.

The Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the nine months ended September 30, 2009 and 2008.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3.0% limitation of the gross proceeds from the Offerings pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in Note 5.

Expense Reimbursement

Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates, including reimbursement of personnel costs and overhead for which they do not otherwise receive a fee. The Company will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of the average invested assets of Paladin REIT or (2) 25% of the net income as described below of the Company (the “2%/25% Rule”), and Paladin Advisors must reimburse Paladin REIT quarterly for any amounts by which the operating expenses of Paladin REIT exceeds the 2%/25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”), unless a majority of independent directors approves reimbursement of any excess.

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

Paladin Advisors must reimburse the excess expenses to the Company within 60 days after the end of each fiscal quarter unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any Expense Period for which the independent directors approve total operating expense in excess of the 2%/25% Rule, Paladin REIT will send its stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer the reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009 and 2008 (unaudited)

Per Share Data

The Company presents both basic and diluted loss per share (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to independent directors totaling 0 and 4,000 shares for the nine months ended September 30, 2009 and 2008, respectively, but are excluded from the calculation as their effect would be antidilutive. All shares have fully vested as of December 2, 2008.

Unaccepted Subscriptions for Common Shares

Unaccepted subscriptions for shares of our common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of September 30, 2009 and December 31, 2008.

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

Recent Accounting Pronouncements

In June 2009, Subtopic 810 of the Financial Accounting Standards Board (“FASB”) Codification was updated to amend the guidance related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualifying special purpose entities (“QSPEs”) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The update to Subtopic 810-10 requires additional year-end and interim disclosures for public and nonpublic companies. The update to Subtopic 810-10 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for the Company), and for subsequent interim and annual reporting periods. All QSPEs and entities currently subject to Subtopic 810-10 will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company is in the process of evaluating the impact that the update to Subtopic 810-10 will have on its consolidated financial position, results of operations and cash flows.

In June 2009, the FASB Accounting Standards Codification was issued. The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities. It is effective for interim and annual reporting periods ending after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated balance sheet and results of operations.

3. Investments

Investments in Real Estate

Conifer Crossing

On August 25, 2009, the Company’s board of directors approved an additional capital contribution to the joint venture that owns Conifer Crossing in the amount of $255,191, which was funded to the joint venture on September 3, 2009.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009 and 2008 (unaudited)

Investment in Unconsolidated Joint Venture

Paladin OP has a 74% interest in PRIP 801, LLC, a joint venture between Paladin OP and 801 FO, LLC, which owns 801 Fiber Optic Drive. 801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc. (“FedEx Ground”), pursuant to a ten-year net lease that commenced on August 1, 2001 and expires on July 31, 2011. FedEx Ground is a subsidiary of FedEx Corporation, a provider of transportation, e-commerce and supply management services. FedEx Ground also has the option to extend the lease for two additional five-year periods. The first option is through July 31, 2016 at $405,792 per annum. The second option is through July 31, 2021 at $446,376 per annum. The current rent is $338,160 per annum.

Paladin OP accounts for its investment in PRIP 801, LLC, under the equity method of accounting.

Condensed financial information of PRIP 801, LLC, is summarized as follows:

Condensed Balance Sheets

(unaudited)

	September, 2009	December 31, 2008
ASSETS
Investment in real estate, net	$3,793,314	$3,853,956
Other Assets, net	139,009	145,686

Total Assets	$3,932,323	$3,999,642

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000	$1,950,000
Other Liabilities	28,180	28,180
Members’ Equity	1,954,143	2,021,642

Total Liabilities and Members’ Equity	$3,932,323	$3,999,642

Company’s share of Members’ Equity*	$1,446,152	$1,495,968

Condensed Statements of Operations

(unaudited)

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Revenues and interest income	$84,556	$84,600	$253,833	$253,986
Expenses	(56,260)	(59,916)	(171,152)	(169,903)

Net income	$28,296	$24,684	$82,681	$84,083

Company’s share of net income*	$20,939	$18,266	$61,184	$62,221

*	The difference in the Company’s share of members’ equity and the Company’s share of net income reflected above compared to the Company’s balance sheets and statements of operations is attributed to the depreciation expense of the acquisition costs incurred by the Company.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009 and 2008 (unaudited)

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

In general, the mortgage loan may not be prepaid until January 31, 2008 and as of September 30, 2009 it has not been prepaid. In general, no sale, encumbrance or other transfer of an interest in the property is permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO, LLC, has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, our sponsor, Paladin Realty Partners, LLC (“Paladin Realty”), has agreed to fully indemnify Mr. Gilbert against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property. In addition PRIP 801, LLC, has entered into an environmental and hazardous substance indemnification agreement.

The agreements contain various covenants, which among other things, limit the ability of the borrowers to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interests in the property among others. The loan agreements also contain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of a default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable.

4. Mortgages Payable

Mortgages Payable

Mortgage loans payable consist of the following:

	September 30, 2009	December 31, 2008
Mortgage loan payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by the Champion Farms Apartments property (1)	$16,350,000	$16,350,000
Mortgage loan payable—interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,500,000	16,500,000
Mortgage loan payable—principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,658,169	4,711,696
Mortgage loan payable—interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000
Mortgage loan payable—interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	13,600,000
Mortgage loan payable—interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	4,250,000
Mortgage loan payable—interest only at 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,700,000	28,700,000
Mortgage loan payable—interest only at 7.00% payable monthly until the loan matures on December 19, 2010, secured by the Two and Five Governor Park properties (7)	9,885,094	8,367,612

Total mortgage loans payable	$100,193,263	$98,729,308

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009 and 2008 (unaudited)

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
(3)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable.
(4)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(6)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.
(7)

The loan has two, one-year extensions which may be exercised if, among other things, the properties have (a) a debt service coverage ratio of 1.2 or better, and (b) a loan to value ratio of no more than 70.0% based on an

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009 and 2008 (unaudited)

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

Paladin REIT’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be Paladin REIT’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of Paladin REIT’s assets before non-cash reserves and depreciation. As of September 30, 2009, Paladin REIT’s borrowings did not exceed 300% of the value of its net assets.

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

For the nine months ended September 30, 2009, Paladin REIT incurred $495,693 in selling commissions and dealer manager fees to Paladin Securities.

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

Amounts due (from) to Affiliates

	September 30, 2009	December 31, 2008
General and administrative expenses due to affiliates (1)	$2,383,774	$1,032,304
Organization and offering costs due from affiliates (2)	(310,435)	(199,350)

Total due to affiliates	$2,073,339	$832,954
Deferred general and administrative expenses (3)	$77,606	$900,667
Deferred organization and offering costs (4)	$7,287,866	$6,893,824

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009 and 2008 (unaudited)

(1)	Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the three months ended September 30, 2009, the Company incurred $234,019 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $677,842 of general and administrative expenses in its consolidated statement of operations with the additional amount of $443,823, which was incurred in this year and in previous years, recorded as due to affiliate. During the nine months ended September 30, 2009, the Company incurred $670,839 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $2,022,309 of general and administrative expenses in its consolidated statement of operations with the additional amount of $1,351,470, which was incurred in previous years, recorded as due to affiliate. Pursuant to the Advisory Agreement, the Company paid $240,948 in asset management fees due to Paladin Advisors for its ten properties during the nine months ended September 30, 2009. For each of these ten properties from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. Paladin Advisors has elected to defer (without interest) the net balance of $140,805 in general and administrative expenses. The board of directors (including the independent directors) has approved reimbursing Paladin Advisors for this amount in the future to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were operating expenses necessary for the operation of the Company’s business, as the Company is in the early stages of operations and has limited operations to cover its operating expenses and because such amounts will only be reimbursed in the future to the extent described above.
(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offerings and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offerings. Such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. For the nine months ended September 30, 2009, the Company paid $308,941 of offering costs. Due to the application of the 3.0% limitation, the Company was only able to recognize $197,856, which was charged to stockholders’ equity with the additional amount of $111,085 recorded as due from affiliate. Paladin Advisors is required to reimburse the balance of $310,435 within 60 days after the end of the Follow-On Offering.
(3)

Not reflected in the consolidated financial statements at September 30, 2009 and December 31, 2008 as these amounts have exceeded the limitations imposed by the 2%/25% Rule as described above in footnote 1 and only become due to affiliates when this amount, together with all operating expenses paid or reimbursed for the then-

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009 and 2008 (unaudited)

current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period.
(4)	Not reflected in the consolidated financial statements at September 30, 2009 and December 31, 2008 as these amounts have exceeded the 3.0% limitation as described above in footnote 2 and only become due to affiliates when they do not exceed such limitation.

6. Subsequent Events

The Company’s management has evaluated the period from October 1, 2009 through November 13, 2009, the date the financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements.

Share Redemption Program

In October 2009, 27 stockholders redeemed 12,154 shares for $113,028.

Lofton Place Apartments

On October 1, 2009, Evergreen at Lofton Place, LLC (“Evergreen at Lofton Place”), a joint venture in which a wholly-owned subsidiary of Paladin OP owns a 60.0% interest, purchased Lofton Place Apartments. Lofton Place Apartments is a 280-unit multifamily rental community located in Tampa, Florida. Including funds earmarked for renovation and closing costs, the total capitalization for this investment was approximately $17,000,000, which was comprised of a mortgage loan in the amount of $12,000,000 and $5,000,000 in capital contributions, of which the Company contributed $3,000,000 (60%) with proceeds from the Follow-On Offering. The Company paid an acquisition fee of $153,000 to Paladin Advisors.

The operating agreement for Evergreen at Lofton Place provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 10.0% per annum on its invested equity. Next, each of the Company’s co-venture partners will receive a 10.0% pro rata return per annum on its invested equity. Third, cash flow distributions will be split pro rata between the members until each of the members has received a 12.0% return annually. Thereafter, distributions will be split 50.0% to the Company and 50.0% to the Company’s co-venture partners collectively, except upon the occurrence of certain events. Upon a capital event, distributions of residual proceeds will be split pro rata up to a 15.0% internal rate of return to each of the members. Next, the distributions will be split 50.0% to the Company and 50.0% to the Company’s co-venture partners collectively until each member has received an 18.0% internal rate of return, except upon the occurrence of certain events. Thereafter, distributions will be split 40.0% to the Company and 60.0% to the Company’s co-venture partners, except upon the occurrence of certain events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand our operations and our present business environment. The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Part I, Item I of this report and the consolidated financial statements and the accompanying notes thereto contained in Part II, Item 8, and the information under “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. As used herein, the terms “we,” “our” and “us” refer to Paladin Realty Income Properties, Inc., a Maryland corporation, and its consolidated subsidiaries. Historical results and trends which might appear in the consolidated financial statements should not be interpreted as being indicative of future operations.

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

Overview

We are a Maryland corporation formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. As of September 30, 2009, we owned interests in nine joint ventures that own ten income-producing properties.

Portfolio Summary

	Location	Year Built	Number of Units/Rentable Square Feet
Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	266 Units

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Industrial

801 Fiber Optic Drive	North Little Rock, Arkansas	2001	56,336 Sq. Ft.

Office

Two and Five Governor Park	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

On August 25, 2009, our board of directors approved an additional capital contribution to the joint venture that owns Conifer Crossing in the amount of $255,191, which was funded to the joint venture on September 3, 2009.

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

Critical Accounting Policies

A comprehensive enumeration of our significant accounting policies is presented in our consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 27, 2009.

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Rental income for the quarter ended September 30, 2009 was $3,326,961, compared to $2,982,422 for the quarter ended September 30, 2008. Our rental income has increased due to our acquisitions of Conifer Crossing in August 2008 and Two and Five Governor Park in December 2008. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our investments in real property acquired in 2008 and future investments.

Other income for the quarter ended September 30, 2009 was $333,266, compared to $239,941 for the quarter ended September 30, 2008. Other income consists of various tenant related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for the quarter ended September 30, 2009 is attributable to our investments in 2008 noted above.

Property operating expenses for the quarter ended September 30, 2009 were $1,661,094, compared to $1,227,650 for the quarter ended September 30, 2008. The increase in property operating expenses for the quarter ended September 30, 2009 is attributable to our investments in 2008 noted above. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our investments in real property made in 2008 and future investments.

Real estate taxes were $339,519 for the quarter ended September 30, 2009, compared to $244,179 for the quarter ended September 30, 2008. The increase in real estate taxes in 2009 is a result of our investments in 2008 noted above.

General and administrative expenses were $677,842 for the quarter ended September 30, 2009 compared to $508,720 for the quarter ended September 30, 2008. The increase in general and administrative expenses in 2009 is the result of our investments in 2008 noted above. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions and Agreements,” increased during the quarter ended September 30, 2009, due to the fact that our average invested assets increased as a result of our acquisitions in 2008. We expect this trend to continue as we make additional investments.

Interest expense, including amortization of deferred financing costs, was $1,608,057 for the quarter ended September 30, 2009 compared to $1,214,230 for the quarter ended September 30, 2008. The increase in interest expense was primarily related to the increase in mortgage notes payable as a result of our investments in 2008 and the financing costs that we incurred in connection with securing such indebtedness.

Depreciation and amortization expense was $886,304 for the quarter ended September 30, 2009, and $766,775 for the quarter ended September 30, 2008. The increase in depreciation and amortization expense is a result of our investments in 2008 noted above.

Loss allocated to noncontrolling interests was $405,632 for the quarter ended September 30, 2009, compared to income allocated to noncontrolling interest of $37,911 for the quarter ended September 30, 2008. The change was due mainly to our investments in 2008 and to the allocation of losses on each project.

Net loss attributable to the Company was $1,083,231 for the quarter ended September 30, 2009, compared to net loss attributable to the Company of $666,148 for the quarter ended September 30, 2008, primarily due to the net impact of the items discussed above.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Rental income for the nine months ended September 30, 2009 was $9,957,468, compared to rental income of $7,404,364 for the nine months ended September 30, 2008. Our rental income has increased due to our investments in Retreat Apartments in January 2008, Hilltop Apartments in April 2008, Conifer Crossing in August 2008 and Two and Five Governor Park in December 2008. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our investments in real property made in 2008 and future investments.

Other income for the nine months ended September 30, 2009 was $900,645, compared to $648,888 for the nine months ended September 30, 2008. Other income consists of various tenant related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for the nine months ended September 30, 2009 is attributable to our investments in 2008.

Property operating expenses for the nine months ended September 30, 2009 were $4,767,322, compared to $2,930,198 for the nine months ended September 30, 2008. The increase in property operating expenses for the nine months ended September 30, 2009 is attributable to our investments in 2008. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our investments in real property made in 2008 and future investments.

Real estate taxes were $968,427 for the nine months ended September 30, 2009, compared to $599,207 for the nine months ended September 30, 2008. The increase in real estate taxes in 2009 is a result of our investments in 2008.

General and administrative expenses were $2,022,309 for the nine months ended September 30, 2009, compared to $1,264,626 for the nine months ended September 30, 2008. The increase in general and administrative expenses in 2009 is the result of our investments in 2008 noted above. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions and Agreements,” increased during the nine months ended September 30, 2009, due to the fact that our average invested assets increased as a result of our investments in 2008. We expect this trend to continue as we make additional investments.

Interest expense, including amortization of deferred financing costs, was $4,734,697 for the nine months ended September 30, 2009, compared to $2,997,899 for the nine months ended September 30, 2008. The increase in interest expense was primarily related to the increase in mortgage notes payable as a result of our investments in 2008 and the financing costs that we incurred in connection with securing such indebtedness.

Depreciation and amortization expense was $2,612,889 for the nine months ended September 30, 2009 compared to $1,977,312 for the nine months ended September 30, 2008. The increase in depreciation and amortization expense is a result of our investments in 2008.

Loss allocated to noncontrolling interests was $1,203,029 for the nine months ended September 30, 2009 compared to $61,524 for the nine months ended September 30, 2008. The change was due mainly to our investments in 2008 and to the allocation of losses on each project.

Net loss attributable to the Company was $2,971,334 for the nine months ended September 30, 2009, compared to $1,520,634 for the nine months ended September 30, 2008, primarily due to the net impact of the items discussed above.

Related Party Transactions and Agreements

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the IPO Dealer Manager Agreement, during our Initial Offering we paid Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and 4.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to our dividend reinvestment plan. We also paid Paladin Securities a dealer manager fee during our Initial Offering of up to 2.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Pursuant to the terms of the Follow-On Dealer Manager Agreement, during our Follow-On Offering we pay Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we do not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay Paladin Securities a dealer manager fee during our Follow-On Offering of up to 3.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the nine months ended September 30, 2009, we incurred $495,693 in selling commissions and dealer manager fees to Paladin Securities.

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

We had incurred organization and offering costs of $8,904,196 as of September 30, 2009, which includes $7,287,866 of deferred organization and offering costs paid by Paladin Advisors as described in Note 5 of the notes to our consolidated financial statements included herewith. Such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recorded by us, organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. For the nine months ended September 30, 2009, we recognized $197,856 of offering costs, which was charged to stockholders’ equity.

As of September 30, 2009, $1,255,098 in offering costs have been charged to stockholders’ equity and $51,134 of organization costs were expensed in 2005.

Subject to the 3.0% limitation, the remaining organization and offering costs as of September 30, 2009 may be recognized in future periods as we receive additional proceeds of the Offerings.

Expense Reimbursement. Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. We will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceeded the greater of (a) 2% of our average invested assets or (b) 25% of our net income (the “2%/25% Rule”), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”), unless a majority of independent directors approves reimbursement of any excess. Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our net income for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under GAAP (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

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

During the Expense Period ended September 30, 2009, our general and administrative expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended September 30, 2009, $580,018 was paid by Paladin Advisors.

For the three months ended September 30, 2009, we incurred $234,019 in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule. Due to the application of the 2%/25% Rule, we were able to recognize $677,842 of general and administrative expenses in our consolidated statements of operations for the three months ended September 30, 2009 with the additional amount of $443,823 recorded as due to affiliate.

For the nine months ended September 30, 2009, we incurred $670,839 in general and administrative expenses. Due to the application of the 2%/25% Rule, we were able to recognize $2,022,309 of general and administrative expenses in our consolidated statements of operations for the nine months ended September 30, 2009 with the additional amount of $1,351,470 recorded as due to affiliate.

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

During the three months ended September 30, 2009, we paid Paladin Advisors $80,316 for asset management fees earned for the three months ended September 30, 2009. During the nine months ended September 30, 2009, we paid Paladin Advisors $240,948 for asset management fees earned for the nine months ended September 30, 2009.

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

The state of the debt markets could also have an impact on the overall amount of capital investing in real estate which may result in a decrease in the price or value of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2009, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $5,114,253 from the sale of 564,836 common shares in our Offerings; and

•	net operating income of $5,122,364 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “net loss” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss attributable to the Company for the nine months ended September 30, 2009:

Net Operating Income	$5,122,364
Equity in earnings from real estate joint venture	59,168
Interest income	14,000
Depreciation and amortization expense	(2,612,889)
Interest expense, including amortization of deferred loan costs	(4,734,697)
General and administrative expenses	(2,022,309)
Noncontrolling Interests	1,203,029

Net loss attributable to Company	$(2,971,334)

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

Net cash provided by operating activities for the nine months ended September 30, 2009 was $629,851, compared to net cash provided by operating activities of $1,358,786 for the nine months ended September 30, 2008. The difference from period to period related to additional net losses due to our investments in the Retreat Apartments in January 2008, Hilltop Apartments in April 2008, Conifer Crossing in August 2008 and Two and Five Governor Park in December 2008.

Net cash used in investing activities for the nine months ended September 30, 2009 was $2,509,313, which included $4,946,034 relating to expenditures for real estate and improvements, less a decrease in restricted cash of $2,384,889 and distributions from real estate joint venture in excess of equity in earnings of $51,832. Net cash used in investing activities for the nine months ended September 30, 2008 was $57,893,063, which included $52,159,562 relating to expenditures for real estate and improvements and an increase in restricted cash of $5,780,596 less distributions from real estate joint venture in excess of equity in earnings of $47,095.

Net cash provided by financing activities was $4,828,577 for the nine months ended September 30, 2009 related to $5,609,946 in proceeds from the issuance of common shares in our Follow-On Offering, $1,517,482 of borrowings from mortgages payable and $394,409 of contributions from noncontrolling interests offset primarily by $53,527 of payments on mortgages payable, $985,253 of treasury shares purchased, $495,693 of selling commissions and dealer manager fees, $197,856 of offering costs, $111,085 decrease in due to affiliates, $780,167 of distributions paid and $69,679 of distributions to noncontrolling interests. Net cash provided by financing activities for the nine months ended September 30, 2008 was $55,522,473 related to $8,572,186 in proceeds from the issuance of common shares in our Offerings, $42,300,000 of borrowings from mortgages payable, $6,080,315 of contributions from noncontrolling interests and $948,437 decrease in due to affiliates offset primarily by $49,849 of payments on mortgages payable, $407,186 in deferred loan costs, $126,088 of treasury shares purchased and $824,820 of selling commissions and dealer manager fees, $282,478 of offering costs, $535,072 of distributions paid and $152,972 distributions to noncontrolling interests.

Mortgages Payable

At September 30, 2009, we had mortgage loans in an aggregate amount of $100,193,263 outstanding, consisting of (1) $16,350,000 incurred in connection with the acquisition of our interest in Champion Farms Apartments, (2) $16,500,000 incurred in connection with the acquisition of our interest in Fieldstone Apartments, (3) $4,658,169 incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, (4) $6,250,000 incurred in connection with the acquisition of our interest in Pheasant Run Apartments, (5) $13,600,000 incurred in connection with the acquisition of our interest in Retreat Apartments, (6) $4,250,000 incurred in connection with the acquisition of our interest in Hilltop apartments, (7) $28,700,000 incurred in connection with the acquisition of our interest in Conifer Crossing and (8) $9,885,094 incurred in connection with the acquisition of our interest in Two and Five Governor Park. All of these loans, except for the loan incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, are interest only and the earliest debt maturity is in December 2010. These mortgage notes payable are described in detail in Note 4 to our consolidated financial statements included herein.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of September 30, 2009, our leverage did not exceed 300% of the value of our net assets.

Distributions

We paid $1,765,421 in distributions during the nine months ended September 30, 2009. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and paid on the dates listed below.

Month	Annualized Rate Declared (1)	Date Paid	Total Distribution
December 1, 2008 to December 31, 2008	6.0%	January 15, 2009	$185,866
January 1, 2009 to January 31, 2009	6.0%	February 17, 2009	$189,032
February 1, 2009 to February 28, 2009	6.0%	March 16, 2009	$174,169
March 1, 2009 to March 31, 2009	6.0%	April 15, 2009	$196,669
April 1, 2009 to April 30, 2009	6.0%	May 15, 2009	$193,592
May 1, 2009 to May 31, 2009	6.0%	June 15, 2009	$204,021
June 1, 2009 to June 30, 2009	6.0%	July 15, 2009	$200,315
July 1, 2009 to July 31, 2009	6.0%	August 17, 2009	$209,668
August 1, 2009 to August 31, 2009 (2)	6.0%	September 15, 2009	$212,089

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On August 25, 2009, our board of directors declared distributions for the month of September 2009 that totaled approximately $208,000 when paid on October 15, 2009. On September 25, 2009, our board of directors declared distributions for the month of October 2009 that totaled approximately $219,000 when paid on November 16, 2009. On October 26, 2009, our board of directors declared distributions for the month of November 2009 that will total approximately $218,000 when paid on December 15, 2009.

Each of our nine real estate investments is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive on an unconsolidated basis, and the operations of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing and Two and Five Governor Park on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the noncontrolling interests held by our joint venture partner. As structured as of September 30, 2009, our investment in Champion Farms Apartments represented a 70% ownership interest, our investment in Fieldstone Apartments an 83% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest, our investment in Pheasant Run Apartment a 97.5% ownership interest, our investment in the Retreat Apartments a 97.5% ownership interest, our investment in Hilltop Apartments a 49.0% ownership interest, our investment in Conifer Crossing 42.5% ownership interest and our investment in Two and Five Governor Park a 47.65% ownership interest. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital. By the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for the Retreat Apartment and Hilltop Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 12.0% return on our invested capital. By the terms of the joint venture for Conifer Crossing, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.5% return on our invested capital. By the terms of the joint venture for Two and Five Governor Park, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital.

The following chart compares cash distributions received from our investments in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing and Two and Five Governor Park during the year ended December 31, 2008, the nine months ended September 30, 2009 and inception to date as of September 30, 2009 with distributions paid during the same period.

Summary of Cash Distributions from the Company’s Investments

	801 Fiber Optic	Champion Farms Apartments	Fieldstone Apartments	Pinehurst Apartment Homes	Pheasant Run Apartments	Retreat Apartments (1)	Hilltop Apartments (2)	Conifer Crossing (3)	Two and Five Governor Park (4)	Total
Summary of Cash Distributions from Investments:
Year ended December 31, 2008	$140,600	$428,129	$397,865	$217,020	$237,792	$301,866	$92,050	$138,125	—	$1,953,447
Nine months ended September, 2009	$111,000	$296,397	$318,282	$162,765	$178,344	$192,375	$94,500	$244,375	$168,125	$1,766,163
Inception to date as of September 30, 2009	$594,817	$1,284,388	$1,020,078	$443,553	$478,190	$494,241	$186,550	$382,500	$168,125	$5,052,441
Summary of Distributions Paid to Stockholders
Year ended December 31, 2008										$1,878,155
Nine months ended September 30, 2009										$1,765,421
Inception to date as of September 30, 2009										$4,861,278

(1)	We acquired our interest in the Retreat Apartments on January 14, 2008.
(2)	We acquired our interest in Hilltop Apartments on April 7, 2008.
(3)	We acquired our interest in Conifer Crossing on August 5, 2008.
(4)	We acquired our interest in Two and Five Governor Park on December 19, 2008.

Of the $1,765,421 distributions noted above for the nine months ended September 30, 2009, $780,167 was paid in cash and $985,254 was paid through the distribution reinvestment plan in the form of additional shares issued. As shown in the charts above, cash distributions from our investments have exceeded the distributions paid for the nine months ended September 30, 2009 and the year ended December 31, 2008.

Although the distributions from our properties have exceeded the distributions paid to our stockholders, Paladin Advisors has paid expenses on our behalf and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. We are dependent on Paladin Advisors to support our financial position currently because of our small size. As we continue to grow by selling shares in our Follow-On Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors.

For the nine months ended September 30, 2009, Paladin Advisors and its affiliates had incurred on our behalf $528,409 in general and administrative expenses. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has deferred (without interest) repayment of these expenses. The payment of these obligations may impact our ability to pay future distributions. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expenses or fees, our ability to pay distributions to our stockholders could be adversely affected, and we may be unable to pay distributions to our stockholders, or such distributions could decrease significantly. Additionally, if Paladin Advisors continues to pay expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact our ability to pay distributions in future periods as well as potentially adversely impact the value of an investment in us.

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

The following is the calculation of FFO for each of the nine months ended September 30, 2009 and 2008.

	For the nine months ended
	September 30, 2009	September 30, 2008
Net loss attributable to Company	$(2,971,334)	$(1,520,634)
Add:
Depreciation and amortization – consolidated entities	2,612,889	1,977,312
Depreciation and amortization – unconsolidated entities	51,495	51,495
Less:
Depreciation and amortization of noncontrolling interests	(797,182)	(406,210)

FFO	$(1,104,132)	$101,963
FFO per share-basic and diluted	$(0.28)	$0.03
Weighted average number of shares outstanding – basic and diluted	3,983,508	3,091,344

Off-Balance Sheet Arrangements

As of September 30, 2009 and December 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes to our exposure to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4T.	CONTROLS AND PROCEDURES.

As of September 30, 2009, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of our Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering includes up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. As of September 30, 2009, we had sold 4,374,190 shares of common stock in the Offerings, raising gross proceeds of $43,512,643. From this amount, we have incurred $3,780,681 in selling commissions and dealer manager fees to our dealer managers and $8,904,196 in organization and offering costs (of which $1,309,137 has been recorded in our financial statements). As of September 30, 2009, we had net offering proceeds from the Offerings of $38,476,863. We used a combination of net offering proceeds and debt to purchase our interests in ten properties, to pay $1,503,347 in acquisition or origination fees and $700,134 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through September 30, 2009, see our financial statements included in this report.

During the quarter ended September 30, 2009, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 to July 31, 2009	11,689	$9.30	11,689	(1)
August 1, 2009 to August 31, 2009	12,303	$9.30	12,303	(1)
September 1, 2009 to September 30, 2009	12,425	$9.30	12,425	(1)

Total	36,417		36,417

(1)	We adopted a share redemption program effective February 28, 2005, as amended effective as of August 28, 2008 and June 6, 2009, pursuant to which we redeem shares at $9.30 per share. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) during any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

10.1	Fourth Amended and Restated Advisory Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 30, 2009 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2009	PALADIN REALTY INCOME PROPERTIES, INC.

	By:	/s/ Whitney A. Greaves

Whitney A. Greaves
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	By:	/s/ John A. Gerson

John A. Gerson
Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

10.1	Fourth Amended and Restated Advisory Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 30, 2009 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.