Form 10-K
period 2009-12-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2010-03-19
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

As of March 12, 2010, there were 4,626,188 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2010 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A.

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

We had acquired interests in 12 income-producing properties through 11 joint venture investments as of December 31, 2009:

	Location	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	266 Units

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Lofton Place Apartments	Tampa, Florida	1988	280 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Industrial

801 Fiber Optic Drive	North Little Rock, Arkansas	2001	56,336 Sq. Ft.

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

Each of our existing joint venture investments is with unaffiliated third parties. We own a majority interest in eight of these joint ventures, and we own minority interests in three of the joint ventures. We are entitled to receive a priority preferred return ranging from 8.25% to 12.0% annually on our invested capital from each joint venture. With the exception of our investment in the joint ventures owning the property at 801 Fiber Optic Drive, Conifer Crossing and Lofton Place Apartments, following a sale of the property, we also receive a priority return of our invested capital before our co-venturer receives a return of its invested capital. We believe that structured transactions such as these provide us with a higher-than-market current return on our invested capital and greater protection of our invested capital, while preserving our ability to participate in property appreciation.

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

Paladin Realty Advisors, LLC (“Paladin Advisors”) is our advisor pursuant to the fourth amended and restated advisory agreement dated July 18, 2009 (the “Advisory Agreement”), and, as such, supervises and manages our day-to-day operations and selects our investments, subject to oversight by our board of directors. Paladin Advisors will also provide marketing, sales and client services on our behalf. Paladin Advisors was formed on October 31, 2003 and is an affiliate of our sponsor, Paladin Realty Partners, LLC (“Paladin Realty”). The senior officers of Paladin Advisors, who are also officers and directors of Paladin REIT, manage our operations and have primary responsibility for selecting our investments. Paladin Advisors is currently the sole limited partner of Paladin OP.

Paladin Realty Securities, LLC (“Paladin Securities”) serves as our dealer manager pursuant to a dealer manager agreement dated February 6, 2008 (the “Dealer Manager Agreement”). Paladin Securities, a wholly owned subsidiary of Paladin Advisors, is a licensed broker-dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The following chart indicates the relationship among us, Paladin Securities, and Paladin Advisors and certain of its affiliates, including Paladin Realty, our sponsor and the managing member of Paladin Advisors as of December 31, 2009:

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

As of December 31, 2009, we had sold 4,649,951 shares of our common stock for aggregate gross proceeds of $46,245,054 and as of March 12, 2010, we had sold 4,825,653 shares of our common stock for aggregate gross proceeds of $47,987,442.

For the year ended December 31, 2009, we had total revenues of $15,344,761 and a net loss attributable to Company of $4,471,922. As of December 31, 2009, our total assets were $160,931,602.

Our headquarters are located at 10880 Wilshire Boulevard, Suite 1400, Los Angeles, California 90024. Our telephone number is 1-866-725-7348. Our website is www.paladinreit.com. We are not incorporating the information on that website into this Annual Report, and the website and the information appearing on the website are not included in, and are not part of, this Annual Report.

Current Investments

As of December 31, 2009, we have acquired interests in 12 income-producing properties through 11 joint venture investments.

801 Fiber Optic Drive

801 Fiber Optic Drive is located in the Central Arkansas I-440 Business Park in North Little Rock, Arkansas 72117. The property is owned by PRIP 801, LLC, a joint venture formed to acquire the property. We currently own a 74.0% interest in PRIP 801, LLC and 801 FO, LLC, an unaffiliated third party, owns the remaining 26.0% interest in PRIP 801, LLC. The purchase price for our interest was approximately $1.7 million. The property is managed by the controlling member of 801 FO, LLC for which it receives a customary management fee.

801 Fiber Optic Drive is an industrial distribution facility that consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001. The property is 100% leased to FedEx Ground Package System, Inc. (“FedEx Ground”), pursuant to a ten year net lease that commenced on August 1, 2001 and expires on July 31, 2011. FedEx Ground is a subsidiary of FedEx Corporation, a provider of transportation, e-commerce and supply management services. In accordance with the original lease, FedEx Ground also has the option to extend the lease for two additional five-year periods. The first option is through July 31, 2016 at $405,792 per annum. The second option is through July 31, 2021 at $446,376 per annum. On January 28, 2010, PRIP 801, LLC and FedEx Ground amended the lease so that it now expires on July 31, 2016, and effective August 2011, rent will be $371,976 per annum. The current rent is $338,160 per annum.

Champion Farms Apartments

Champion Farms Apartments is located at 3700 Springhurst Boulevard in Louisville, Kentucky 40241. Our interest in this property consists of a 70.0% membership interest in the entity that owns the property, Springhurst Housing Partners, LLC (“Springhurst”). Buckingham Springhurst, LLC, an affiliate of Buckingham Investment Corporation, owns the remaining 30.0% interest in Springhurst. The purchase price for our interest was approximately $4.79 million. Champion Farms Apartments is a 264-unit luxury multifamily property consisting of 14 buildings located on 17.4 acres. The construction of the community was completed in 2000. The property has an aggregate of 248,442 square feet of rentable area and an average unit size of 941 square feet. Champion Farms Apartments is managed by Buckingham Management, LLC, for which it receives a customary management fee.

In connection with our acquisition of our interest in Springhurst, we may be obligated to purchase up to 20% of the membership interests in Springhurst owned by Buckingham Springhurst at a fixed price of $67,500 per 1% additional interest. Buckingham Investment Corporation may exercise this right at any time after the first anniversary of the closing of the acquisition if certain financial requirements have been met. As of December 31, 2009, the financial requirements had not been met.

Fieldstone Apartments

Fieldstone Apartments is located at 10637 Springfield Pike in Woodlawn, Ohio 45246. Our interest in this property consists of an 83.0% membership interest in the entity that owns the property, Glenwood Housing Partners I, LLC (“Glenwood”). We originally purchased a 65.0% interest in Glenwood from Shiloh Crossing Partners II, LLC (“Shiloh II”). Shiloh II is unaffiliated with us and our affiliates, except that affiliates of Shiloh II participate in another joint venture with us relating to Champion Farms Apartments. We purchased an additional 18.0% interest in Glenwood from Shiloh II on July 1,

2008 pursuant to the right Shiloh II had to require us to purchase up to an additional 25.0% of the membership interests in Glenwood owned by Shiloh II. Shiloh II continues to own the remaining 17.0% interest in Glenwood, of which we may be required to purchase up to an additional 7.0% at a fixed price of $62,500 per 1% additional interest. The total purchase price for our interest was approximately $5.1 million. Fieldstone Apartments is a 266-unit multifamily rental community consisting of 12 buildings located on 15.2 acres. The construction of the community was completed in 2001. The property has an aggregate of 249,624 square feet of rentable area and an average unit size of 938 square feet. Fieldstone Apartments is managed by Buckingham Management, LLC for which it receives a customary management fee.

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

Pinehurst Apartment Homes

Pinehurst Apartment Homes is located at 500 NW 63rd Street in Kansas City, Missouri 64118. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Pinehurst Associates, LLC (“KC Pinehurst”). JTL Holdings, LLC and JTL Asset Management, Inc., both affiliates of JTL Properties, LLC, a Kansas City based real estate investment and management company, own the remaining 2.5% interest in KC Pinehurst. JTL Holdings, LLC, JTL Asset Management, Inc. and JTL Properties, LLC are unaffiliated with us and our affiliates except that JTL Holdings, LLC and JTL Asset Management, Inc. participate in two other joint ventures with us relating to Pheasant Run Apartments and the Retreat of Shawnee, and JTL Properties, LLC participates in another joint venture with us relating to Hilltop Village Apartments. The purchase price for our interest was approximately $2.4 million. Pinehurst Apartment Homes is a 146-unit multifamily rental community renovated in 2006, consisting of 10 buildings located on 11.3 acres. The property was developed in two phases in 1986 and 1988. The property has an aggregate of 119,150 square feet of rentable area and an average unit size of 816 square feet. Pinehurst Apartment Homes is managed by CRES Management, LLC, for which it receives a customary management fee.

Pheasant Run Apartments

Pheasant Run Apartments is located at 1102 NE Independence Avenue in Lee’s Summit, Missouri 64086. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Pheasant Associates, LLC (“KC Pheasant”). JTL Holdings, LLC and JTL Asset Management, Inc. own the remaining 2.5% interest in KC Pheasant. The purchase price for our interest was approximately $2.64 million. Pheasant Run Apartments is a 160-unit multifamily rental community consisting of 10 two-story buildings and a clubhouse located on approximately 10 acres. The property was completed in 1985 and underwent a substantial renovation in 2003 and 2004. The property has an aggregate of 112,000 square feet of rentable area and an average unit size of 700 square feet. Pheasant Run Apartments is managed by CRES Management, LLC, for which it receives a customary management fee.

The Retreat of Shawnee

The Retreat of Shawnee, or the Retreat Apartments, is located at 11128 West 76th Terrace in Shawnee, Kansas 66214. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Retreat Associates, LLC (“KC Retreat”). JTL Holdings, LLC and JTL Asset Management, Inc. own the remaining 2.5% interest in KC Retreat. The purchase price for our interest was approximately $2.85 million. The Retreat Apartments is a 342-unit rental apartment community consisting of 10 three-story garden-style apartments and an attached clubhouse located on 16.43 acres. The property was developed in 1984 and renovated between 2004 and 2005. The property has an aggregate of 230,400 square feet of rentable area and an average unit size of 674 square feet. The Retreat Apartments is managed by CRES Management, LLC, for which it receives a customary management fee.

Hilltop Village Apartments

Hilltop Village Apartments, or Hilltop Apartments, is located at 8601 Newton Avenue, Kansas City, Missouri 64138. Our interest in this property consists of a 49.0% membership interest in the entity that owns the property, Park Hill Partners I, LLC (“Park Hill Partners”). JTL Properties, LLC owns the remaining 51.0% interest in Park Hill Partners. The purchase price for our interest was $1.05 million. Hilltop Apartments is a 124-unit rental apartment community consisting of five two- and three-story garden-style apartment buildings arranged around a central pool area located on approximately 5 acres. The property was developed in 1986. The property has an aggregate of 78,720 square feet of rentable area and an average unit size of 635 square feet. Hilltop Apartments is managed by CRES Management, LLC, for which it receives a customary management fee.

Conifer Crossing

Conifer Crossing is located at 3383 Holcomb Bridge Road NW, Norcross, Georgia 30092. Our interest in this property consists of a 42.5% membership interest in the entity that owns the property, FPA/PRIP Conifer, LLC (“FPA/PRIP Conifer”). FPA Conifer Investors, LLC owns the remaining 57.5% interest in FPA/PRIP Conifer. The purchase price for our interest was $4.5 million. Conifer Crossing is a 420-unit rental apartment community consisting of 50 wood-frame, two-story, garden-style apartment buildings located on 53.84 acres. The property was developed in 1981. The property has an aggregate of 517,894 square feet of rentable area and an average unit size of 1,233 square feet. Conifer Crossing is managed by Trinity Property Consultants, LLC, for which it receives a customary management fee.

On August 25, 2009, our board of directors approved an additional capital contribution to FPA/PRIP Conifer in the amount of $255,191, which was funded to the joint venture on September 3, 2009.

Two and Five Governor Park

Two and Five Governor Park are located at 6310 Greenwich Drive, San Diego, California 92122 and 5060 Shoreham Place, San Diego, California 92122. Our interest in these properties consists of a 47.65% membership interest in the entity that owns the properties, FPA Governor Park Associates, LLC (“FPA Governor Park Associates”). FPA Governor Park Investors, LLC (“FPA Governor Park Investors”) owns the remaining 52.35% interest in FPA Governor Park Associates. The purchase price for our interest was approximately $2.5 million. Two and Five Governor Park are two steel frame office buildings located in the Governor Park office park. Two Governor Park is a two-story office building that was developed in 1985. It has 22,460 square feet of rentable area and sits on a 1.41 acre site. Five Governor Park is a three-story office building that was developed in 1989. It has 53,048 square feet of rentable area and sits on a 2.96 acre site. Two and Five Governor Park is managed by Trinity Property Consultants, LLC, for which it receives a customary management fee.

Lofton Place Apartments

Lofton Place Apartments is located at 5412 Deerbrook Creek Circle, Tampa, Florida 33624. Our interest in this property consists of a 60% membership interest in the entity that owns the property, Evergreen at Lofton Place, LLC (“Evergreen at Lofton Place”). NVR Lofton Place, LP (“NVR Lofton Place”) and BH Lofton, LLC (“BH Lofton”) own 34% and 6% membership interests, respectively. The purchase price for our interest was $3 million. Lofton Place Apartments is a Class B+, 280 unit rental apartment community consisting of twelve, two- and three-story, garden-style apartment buildings located on an 18-acre site. The property was built in 1988. The property has an aggregate of 264,591 rentable square feet and an average unit size of 945 square feet. Lofton Place Apartments is managed by BH Management, for which it receives a customary management fee.

Beechwood Gardens Apartments

Beechwood Gardens Apartments is located at 9805 Haldeman Avenue, Philadelphia, Pennsylvania 19115. Our interest in this property consists of an 82.3% membership interest in the entity that owns the property, Morgan Beechwood, LLC (“Morgan Beechwood”). Morgan Management, LLC (“Morgan Management”) owns the remaining interest in Morgan Beechwood. The purchase price for our interest was $2.55 million. Beechwood Gardens Apartments is a stabilized Class B, 160 unit rental apartment community consisting of eight, three-story, walk-up apartment buildings located on a 5.83-acre parcel. The property was built in 1967 and renovated between 2003 and 2004. The property has an aggregate of 140,000 rentable square feet and an average unit size of 875 square feet. Beechwood Gardens Apartments is managed by Morgan Management, for which it receives a customary management fee.

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

Although we are not limited as to the geographic area where we may conduct our operations, we currently do not intend to invest in properties located outside of the United States. If Paladin Advisors in the future determines that it is in our best interests to make investments outside the United States, we may make investments in other countries in North America in the same types of properties that we will acquire within the United States, but we would not expect those investments to comprise a significant portion of our investment portfolio. We are not specifically limited in the number or size of real property investments or real estate related investments we may make or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties we acquire and other investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of proceeds we raise in this and potential future offerings.

Borrowing Policies

We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of real property and real estate related investments.

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of December 31, 2009, our borrowings did not exceed 300% of the value of its net assets. As of December 31, 2009, the Company had $121,365,972 in mortgages payable.

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

Competition

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships and foreign investors, many of which have greater resources than we do. As of December 31, 2009, our real estate investments included 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, the Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments and Beechwood Gardens Apartments. The competitive conditions of each of these investments are favorable. 801 Fiber Optic Drive is located in one of the newest business parks in the Little Rock market located on State Highway 165, less than one mile east of the interchange with I-440. A rail line traverses the south edge of the business park and the property has fiber optic capability. Champion Farms is located in an affluent and growing neighborhood of Louisville, with access to nearby retail centers, schools and transportation routes. Fieldstone Apartments is located in an affluent suburb on the north side of Cincinnati with high barriers of entry for new development. Pinehurst Apartment Homes is located in a mature submarket approximately nine miles north of the Kansas City central business district. Pheasant Run Apartments is located in a southeastern suburb of the Kansas City metropolitan area close to major retail centers, with easy highway access to employment centers. The Retreat Apartments is located in a residential community approximately twelve miles southwest of downtown Kansas City with access to the airport, area employment centers and shopping. Hilltop Village is located in Kansas City with proximity to employment centers, schools, shopping and recreation. Conifer Crossing is located in a northeastern suburb of the Atlanta metropolitan area with easy highway access. Two and Five Governor Park is located 10 miles north of downtown San Diego in a submarket known as the Golden Triangle, which is home to leading industries and research centers. Lofton Place Apartments is located in Carrollwood, 10 miles northwest of downtown Tampa via I-275 and seven miles north of Tampa International Airport and the Westhore office submarket, via the Veteran’s Expressway (SR 589). Beechwood Gardens occupies a site at the intersection of Bustleton and Haldeman Avenues in Philadelphia, Pennsylvania and has excellent visibility, access and curb appeal.

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

We have experienced an increase in annual net losses which could adversely impact our ability to conduct operations and make investments.

Our net loss increased from $2,358,550 for the year ended December 31, 2008 to $4,471,922 for the year ended December 31, 2009, primarily due to the increase in property operating expenses, general and administrative expenses, interest expense, including amortization of deferred financing costs and deprecation and amortization expense partially offset by the increase in total revenues. As a result, we are currently dependent on Paladin Advisors to support our financial position. Paladin Advisors has paid expenses on our behalf and has deferred the reimbursement of a portion of these expense payments. In the event that our annual net losses continue to increase and if Paladin Advisors ceases paying expenses on our behalf or deferring reimbursement of expenses, we will have less money available to make investments and our ability to conduct our operations may be adversely impacted.

To date, our distributions declared and paid have constituted a return of capital.

All of our distributions declared and paid to date have constituted a return of capital. Distributions that are treated as a return of capital for federal income tax purposes generally will not be taxable as a dividend to a stockholder, but will reduce the stockholder’s basis in its shares (but not below zero) and therefore can result in the stockholder having a higher gain upon a subsequent sale of such shares. Return of capital distributions in excess of a stockholder’s basis generally will be treated as gain from the sale of such shares.

We have not identified most of the investments that we will make with the net proceeds we will receive from our Follow-On Offering. If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

As of December 31, 2009, we have made twelve property investments, which are joint venture interests in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments and Beechwood Gardens Apartments. Paladin Advisors has not identified any real property investments or real estate related investments that it is reasonably probable we will make with the additional net proceeds we will receive from our Follow-On Offering. As a result, investors in our Follow-On Offering will be unable to evaluate the manner in which the net proceeds are invested and the economic merits of potential investments prior to the investor making an investment decision. Additionally, our investors will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our real property investments and real estate related investments. Our investors must rely on Paladin Advisors to evaluate our investment opportunities, and Paladin Advisors may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure our investors that acquisitions of real property investments or real estate related investments made using the proceeds of our Follow-On Offering will produce a return on their investment or will generate cash flow to enable us to make distributions to our stockholders.

You may be unable to sell your shares because your ability to redeem your shares pursuant to our share redemption program is subject to significant restrictions and limitations.

Even though our share redemption program may provide you with a limited opportunity to sell your shares to us after you have held them for a period of one year, you should be fully aware that our share redemption program contains significant restrictions and limitations. Redemption of shares, when requested, will generally be made quarterly. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) during any calendar year, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year; and (2) funding for the redemption of shares requested to be redeemed during a calendar quarter will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan in the month following such calendar quarter, and if we do not receive sufficient funds in such month to fulfill all such redemption requests, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in subsequent months. In addition our board of directors, in its sole discretion, may choose to terminate the share redemption program or to reduce the number of shares purchased under the share redemption program upon 30 days’ notice. Therefore, you may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program, or you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program because of the limitations. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you will not receive the same price you paid for any shares of our common stock being redeemed.

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

We and Paladin Advisors were each formed in connection with commencing our Initial Offering and had no prior operating history, and our investors should not rely upon the past performance of other real estate investment programs sponsored by Paladin Realty to predict our future results. Other than our initial twelve property investments, we have not identified any additional probable investments. Additionally, none of our officers, Paladin Advisors, its affiliates or their respective employees have operated any other public company or an entity that has elected to be taxed as a REIT. Our investors should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, we must, among other things:

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

Because our cash flows from operations have been insufficient to pay both our operating expenses and the distributions we have paid or declared to our stockholders through the date of this Annual Report, we cannot assure our investors that we will be able to continue paying distributions to our stockholders at our historical per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. From the date of inception through December 31, 2009, we have paid $5,505,885 in distributions to our stockholders and intend to continue paying distributions to our stockholders in the future. In order to permit us to pay distributions declared to date, we have used cash distributions from our investments, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of expense payments and its receipt of asset management and acquisition fees.

Specifically, as of December 31, 2009, Paladin Advisors and its affiliates has paid on our behalf $7,373,714 in organization and offering costs. In addition, Paladin Advisors and its affiliates paid on our behalf $2,619,390 in general and administrative expenses.

Pursuant to the Advisory Agreement, we will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Rule”, and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule for the twelve months then ended. During the previous twelve months, our operating expenses including expenses incurred on behalf of us by Paladin Advisors and its affiliates did not exceed the 2%/25% Rule. Our general and administrative expenses, which are the equivalent of total operating expenses for purposes of the 2%/25% Rule, as a percentage of average invested assets were 2.0% for the year ended December 31, 2009. For the year ended December 31, 2009, we paid Paladin Advisors acquisition fees of $298,116 and asset management fees of $330,123. The acquisition fees were expensed when incurred.

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

Under the Advisory Agreement between us, Paladin OP and Paladin Advisors and the subordinated participation interest Paladin Advisors holds in Paladin OP, Paladin Advisors is entitled to fees and distributions that are structured in a manner intended to provide incentives to Paladin Advisors to perform in our best interests and in the best interests of our stockholders. Paladin Advisors is entitled to acquisition fees, origination fees, asset management fees and subordinated disposition fees. The distributions Paladin Advisors may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of our shares or the termination of Paladin Advisors as our advisor. However, because Paladin Advisors does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, Paladin Advisors’ interests are not wholly aligned with those of our stockholders. In that regard, the only fees Paladin Advisors receives with respect to ongoing operation and management of properties are asset management fees, which are based on the amount of our initial investment and not the performance of those investments, which could result in Paladin Advisors not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, Paladin Advisors could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to Paladin Advisors or for us to generate the specified levels of performance or net sales proceeds that would entitle Paladin Advisors to fees or distributions or would permit us to pay fees and reimbursements that Paladin Advisors has earned but elected under the Advisory Agreement to defer. In addition, Paladin Advisors’ entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in Paladin Advisors recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in the best long-term interest of our stockholders.

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

In the future, our board of directors will consider various types of transactions to provide liquidity to stockholders, including but not limited to: (1) listing our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with cash or securities of a publicly-traded company; and (3) the sale of all or substantially all of our assets for cash or other consideration. In the event that we sell all or substantially all of our assets, we would be potentially required to pay Paladin Advisors the subordinated distributions of net sales proceeds. In the event that we list our shares on a national securities exchange at such time as we remain externally advised by Paladin Advisors, we would be potentially required to make a one-time cash payment to Paladin Advisors in an amount equal to the amount of cash distributions we would have been required to make to Paladin Advisors if we had liquidated as of the listing date and distributed the net proceeds to our stockholders. In the event that our board of directors approves a sale or merger of our company, it is likely that such a transaction would cause a termination of our Advisory Agreement. Upon the termination of the Advisory Agreement, we would be potentially required to make a one-time payment to Paladin Advisors in an amount calculated in a similar manner based upon the market value of our company as of the date of termination. This potential obligation to make substantial payments to Paladin Advisors in the event of a listing, sale or merger of our company or sale of our assets may limit the amount that our investors will receive upon the consummation of a liquidity event.

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

Although our code of ethics generally prohibits us from entering into joint ventures with Paladin Advisors or its affiliates (other than the assignment of a purchase agreement to which Paladin Advisors or one of its affiliates is a party to us on substantially the same terms as the underlying agreement), we may enter into joint ventures with Paladin Advisors or its affiliates, if so waived by our board of directors. In the event that we enter into a joint venture with any other program sponsored or advised by Paladin Advisors or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Paladin program may never have an active trading market. Therefore, if our shares were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. In addition, our organizational documents require that we commence an orderly liquidation of our assets in the event that we are not listed on a securities exchange by February 23, 2015. In the event of such liquidation, any joint venture between us and another Paladin program may be required to sell its real properties at such time. Our joint venture partners may not desire to sell the real properties at that time. Joint ventures between us and other Paladin programs will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our investors. Joint ventures with other Paladin programs would also be subject to the risks associated with joint ventures with unaffiliated third parties described below. Although our code of ethics generally prohibits us from entering into joint ventures with affiliates of Paladin Advisors, our independent directors could waive or amend that prohibition at any time.

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

If we were required to register as an investment company, our ability to enter into certain transactions would be restricted by the Investment Company Act. Furthermore, the costs associated with registration as an investment company and compliance with such restrictions could be substantial. In addition, registration under and compliance with the Investment Company Act would require a substantial amount of time on the part of Paladin Advisors and its affiliates, thereby decreasing the time they spend actively managing our investments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court was to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

Nine of our eleven existing real estate investments are in apartment communities. An apartment community’s revenues and value may be adversely affected by the general economic climate; the local economic climate; local real estate considerations (such as over-supply of or reduced demand for apartments); the perception by prospective residents of the safety, convenience and attractiveness of the communities or neighborhoods in which our properties are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). The underlying value of apartment communities and our ability to make distributions to our investors depend upon our ability to lease our available apartment units and the ability of the residents of our apartment properties to generate enough income to pay their rents in a timely manner. Our residents’ inability to pay rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors.

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

We will be subject to additional risks if we invest in hotels that could increase our costs, limit our ability to manage the operations of any hotels we may own, decrease our profitability and limit the amount of distributions payable to our stockholders.

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

In connection with the making of real property investments, we may enter into joint ventures, including co-tenancies and other co-ownership structures, with affiliated or unaffiliated parties. Each of the eleven real estate investments we have made as of the date of this Annual Report is structured as a joint venture with unaffiliated parties. In addition, we may also purchase or develop properties in joint ventures with affiliates of Paladin Realty, the sellers of the properties, developers or similar persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. These co-venturers may have rights to take some actions over which we have no control and may take actions contrary to our interests. For example, joint ownership of an investment, under certain circumstances, may involve risks not associated with direct ownership of such investment, including the following:

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

We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we are to receive once such target return has been achieved. Ten of our eleven real estate investments as of December 31, 2009 are structured in this manner. If the total returns from a structured investment exceed the target return for such investment, the co-venturer may receive more of the cash flow and/or appreciation upon sale of the property than its direct ownership interest would indicate. Conversely, if the total returns from a structured investment fall short of the target return for such investment, the co-venturer may receive less of the cash flow and/or appreciation upon the sale of the property than its direct ownership interest would indicate. If we do not accurately judge the appreciation prospects of a particular investment, we may have limited participation in the profits of a joint venture investment which could reduce our profitability from the investment.

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

We expect to make additional investments with both proceeds from our Follow-On Offering and debt. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. Further, the joint ventures in which we have invested have previously incurred and may in the future incur mortgage debt by obtaining loans secured by some or all of the real property owned by the joint venture. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, unless such excess is approved by a majority of our independent directors and is disclosed in our next quarterly report along with the justification for such excess. In the future, we may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as distributions at least 90% of our annual taxable income, subject to certain adjustments, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

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

Certain principals of Paladin Advisors have guaranteed the repayment of certain of Paladin Realty’s borrowings from third parties which facilitated loans our sponsor made to us in order to allow us to make our initial three investments. Paladin Advisor’s principals are not required to provide any future financing to us or to guarantee any borrowings from third parties to fund any future loans they may make to us, and if they decline to do so, any future financing we may be able to obtain may be on costlier terms, which would adversely impact our ability to make distributions to stockholders.

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

Information required by this Item 2 is incorporated by reference to the information contained in Item 1. Business under the caption “Current Investments” in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

None.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Our charter permits us to list our shares on a national securities exchange on or before February 23, 2015. In the event we do not obtain listing prior to that date, our charter requires us to begin selling our properties and liquidating our assets.

In order for FINRA members and their associated persons to have participated in the offering and sale of our common stock or to participate in any future offering of our common stock, we are required pursuant to FINRA Rule 2310 to disclose in each Annual Report distributed to our stockholders a per share estimated value of the common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, Paladin Advisors must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the Annual Reporting requirements of ERISA in the preparation of their reports relating to an investment in our common stock. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that we are currently conducting a public offering of our common stock at the price of $10.00 per share.

Holders

As of March 12, 2010, there were 1,647 holders of record of our common stock.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual taxable income, subject to certain adjustments, to our stockholders. The amount of any cash distributions will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to declare and make distributions on a monthly basis. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, we may be required to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the requirement that we distribute at least 90% of our taxable income, subject to certain adjustments, in order to qualify as a REIT. We have declared and paid a 6% distribution every month since December 2005. For the years ended December 31, 2008 and 2009, our board of directors has declared the distributions listed below.

Month	Annualized Rate Declared	Date Made
January 2008	6.0%	February 15, 2008
February 2008	6.0%	March 17, 2008
March 2008	6.0%	April 15, 2008
April 2008	6.0%	May 15, 2008
May 2008	6.0%	June 16, 2008
June 2008	6.0%	July 15, 2008
July 2008	6.0%	August 15, 2008
August 2008	6.0%	September 15, 2008
September 2008	6.0%	October 15, 2008

Month	Annualized Rate Declared	Date Made
October 2008	6.0%	November 17, 2008
November 2008	6.0%	December 15, 2008
December 2008	6.0%	January 15, 2009
January 2009	6.0%	February 16, 2009
February 2009	6.0%	March 16, 2009
March 2009	6.0%	April 15, 2009
April 2009	6.0%	May 15, 2009
May 2009	6.0%	June 15, 2009
June 2009	6.0%	July 15, 2009
July 2009	6.0%	August 17, 2009
August 2009	6.0%	September 15, 2009
September 2009	6.0%	October 15, 2009
October 2009	6.0%	November 15, 2009
November 2009	6.0%	December 15, 2009
December 2009	6.0%	January 15, 2010

Use of Offering Proceeds

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering includes up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. As of December 31, 2009, we had sold 4,649,951 shares of common stock in the Offerings, raising gross proceeds of $46,245,054. From this amount, we have incurred $4,000,856 in selling commissions and dealer manager fees to our dealer managers, $9,069,323 in organization and offering costs (of which $1,394,011 has been recorded in our financial statements), $1,801,463 in acquisition or origination fees and $789,309 in asset management fees. For the year ended December 31, 2009, the ratio of the cost of raising capital to the capital raised was approximately 11.7%.

As of December 31, 2009, we had offering proceeds, net of selling commissions, the dealer manager fee and organization and offering costs, from the Offerings of $40,850,186. We used a combination of net offering proceeds and debt to purchase our interests in twelve properties and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through December 31, 2009, see our financial statements included in this Annual Report.

Share Repurchases

During the quarter ended December 31, 2009, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 to October 31, 2009	12,154	$9.30	12,154	(1)
November 1, 2009 to November 30, 2009	12,624	$9.30	12,624	(1)
December 1, 2009 to December 31, 2009	12,522	$9.30	12,522	(1)

Total	37,300		37,300

(1)

We adopted a share redemption program effective February 28, 2005, as amended effective as of August 28, 2008 and June 6, 2009. We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) we will limit the number of shares redeemed pursuant to our share redemption program during any calendar year to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan.

Item 6.	Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2009	2008	2007	2006	2005

Operating Data:

Revenues	$15,344,761	$11,589,811	$5,595,622	$1,530,502	$16,243

Loss before equity in earnings and noncontrolling interest	$(6,337,842)	$(2,689,447)	$(1,627,801)	$(855,811)	$(83,728)

Equity in earnings from real estate joint venture	$81,153	$88,224	$83,896	$75,226	$14,987

Noncontrolling interest	$1,784,767	$242,673	$219,437	$127,817	$7,200

Net loss attributable to Company	$(4,471,922)	$(2,358,550)	$(1,324,468)	$(652,768)	$(61,541)

Loss per common share (basic and diluted)	$(1.09)	$(0.73)	$(0.75)	$(1.42)	$(5.01)

Distributions declared per common share	$0.60	$0.60	$0.60	$0.60	$0.048

Weighted average common shares outstanding-basic and diluted	4,086,673	3,219,095	1,758,564	458,658	12,291

Balance Sheet Data:

Total assets	$160,931,602	$136,066,319	$64,554,863	$44,774,940	$1,976,197

Mortgages Payable	$121,365,972	$98,729,308	$43,879,125	$32,850,000	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2009, we owned interests in 12 income-producing properties through 11 joint venture investments:

	Location	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	266 Units

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Lofton Place Apartments	Tampa, Florida	1988	280 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Industrial

801 Fiber Optic Drive	North Little Rock, Arkansas	2001	56,336 Sq. Ft.

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

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

Our Initial Offering terminated on July 28, 2008 in connection with the commencement of our Follow-On Offering on July 28, 2008.

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our stockholders equal at least the amount of our taxable income. Even if we qualify for taxation as a REIT, we may be subject to federal income and excise taxes on our undistributed taxable income. We may also be subject to certain state or local taxes.

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Offering Policy

We are conducting a public offering of up to 75,000,000 shares of common stock at $10.00 per share. We are also offering up to 10,526,316 shares of common stock under our distribution reinvestment plan. We believe these offerings are currently in the best interest of our stockholders because they increase the likelihood that we will be able to acquire a diverse portfolio of income-producing properties, thereby reducing risk in our portfolio.

Acquisition and Investment Policies

We intend to invest in a diversified portfolio of high quality investments, focusing primarily on investments that produce current income. We intend to invest in a variety of types of real properties, including apartments, office buildings, industrial buildings, shopping centers and hotels. We will seek to maximize long-term stockholder value by generating sustainable growth in cash flow and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate through other real estate related investments. We believe that there are sufficient acquisition opportunities that meet this investment focus. Affiliates of Paladin Advisors have extensive expertise with these types of real estate investments.

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

•

Market, Supply and Demand. We will focus on local or regional markets which have potential for stable and growing property level cash flow over the long-term. These determinations will be based in part on an evaluation of market economic, demographic and regulatory factors affecting the real property. For instance, we will favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, and we will generally seek to limit our investments in areas that have limited potential for demand growth.

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

Policies Regarding Operating Expenses

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the twelve months then ended (the “Expense Period”), as these terms are defined in our charter, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. During the twelve months ended December 31, 2009, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25%. During the Expense Period ended December 31, 2009, $686,419 was paid by Paladin Advisors, and the board of directors (including the independent directors) has approved reimbursing Paladin Advisors for this amount in the future to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were operating expenses necessary for the operation of our business, as we are in our early stages of operations and have limited operations to cover our operating expenses and because such amounts will only be reimbursed in the future to the extent described above. For the twelve months ended December 31, 2009, our general and administrative expenses, which are the equivalent of total operating expenses for purposes of the 2%/25% Rule, represented approximately 2.0% of average invested assets.

Liquidation or Listing Policy

We believe it is in the best interest of our stockholders not to list our common stock on a national securities exchange at this time. First, we are in the fundraising and property-acquisition stage of our life cycle, and remaining unlisted improves our ability to continue to raise new equity and purchase additional properties so that the real estate portfolio can achieve greater size and diversification. Second, we believe it is more cost effective to remain unlisted and utilize Paladin Advisors as our external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the long-term benefits of completing the Follow-On Offering and allowing the portfolio to mature. In making the decision of whether to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for stockholders. If our shares are not listed for trading on a national securities exchange by February 23, 2015, we will be required to begin the process of selling our properties and other investments and distributing the net sales proceeds to stockholders in liquidation. In making the decision to apply for listing of our shares, our board of directors will try to determine whether listing our shares or liquidating our assets will result in greater value for the stockholders.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding impairments. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions. There were no impairment charges taken for the three years ended December 31, 2009.

Real Estate and Depreciation

Land is carried at cost. Building and improvements, furniture, fixtures, and equipment, in-place leases, and tenant improvements are stated at cost, less accumulated depreciation. We allocate the purchase price of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating the purchase price to an acquired property, we allocate the purchase price to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. In some circumstances, we engage real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however, we are ultimately responsible for the purchase price allocation. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the building and improvements and from 5 to 7 years for furniture, fixtures and equipment, using the straight line basis. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from 3 to 24 months, using the straight line basis. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

Effective January 1, 2009, we expense acquisition costs for future investment property acquisitions to record the acquisition at its fair value. Prior to January 1, 2009, we capitalized all acquisitions costs as part of the value of the investment property as an addition to building and improvements.

We review long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review our investment properties for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. If the sum of the expected future cash flows (undiscounted and without interest) is less than our carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value.

Investments

The Company evaluates whether it has a controlling financial interest in an entity through voting rights or other means and accordingly, if it should consolidate the entity. If the Company determines that the joint venture is a variable interest entity (“VIE”), the Company assesses the terms of its interest in the entity to determine it is the primary beneficiary. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of the expected residual returns, or both, as a result of holding variable interests. Variable interests are the ownership, contractual, or other economic interests in an entity that change with the changes in the value of the entity’s net assets excluding variable interests.

For a joint venture investment which is not a VIE, the Company considers other relevant accounting literature including the equity method of accounting for investments in common stock, accounting for investments in real estate ventures and accounting guidance related to general partners to determine the method of accounting for each of the partially-owned entities. The Company determines whether it should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not the Company exercises control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of the Company’s partners. To the extent that the Company is deemed to control these entities, these entities will be consolidated.

As of December 31, 2009, we held a 99.6% ownership interest in Paladin OP and Paladin OP held a 70% ownership interest in Springhurst, an 83% ownership interest in Glenwood, a 97.5% ownership interest in KC Pinehurst, a 97.5% ownership interest in KC Pheasant, a 97.5% ownership interest in KC Retreat, a 49% ownership interest in Park Hill Partners, a 42.5% ownership interest in FPA/PRIP Conifer, a 47.65% ownership interest in FPA Governor Park Associates, a 60% ownership interest in Evergreen at Lofton Place, an 82.3% ownership interest in Morgan Beechwood and a 74% ownership interest in PRIP 801, LLC, as described in Note 3 to the consolidated financial statements. We have determined that Paladin OP and the entities in which it has invested are not VIEs. We consolidate Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant and KC Retreat, as we are the majority owner and exercise control over all significant decisions. We also consolidate Park Hill Partners, FPA/PRIP Conifer, FPA Governor Park Associates, Evergreen at Lofton and Beechwood Morgan because we hold a significant ownership interest and exercise control over all significant decisions. We account for our investment in PRIP 801, LLC, under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

On a periodic basis we will evaluate whether there are any indicators that the value of our investments in partially-owned entities accounted for by the equity method are impaired. An investment is impaired if our estimate of the fair value of the investment is less than the carrying amount. The ultimate realization of our investment in partially-owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially-owned entity is other than temporary, then we would record an impairment charge.

Deferred Loan Costs

Loan costs are capitalized and amortized using the effective interest method over the life of the related loan. The amortization is recorded as a component of interest expense.

Revenue Recognition

We primarily lease residential apartments to tenants under non-cancellable operating leases with terms ranging from 3 to 24 months. We also lease commercial space to tenants with lease terms extending to 2015. Rental income related to leases is recognized in the period earned over the lease term. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred.

Accounts Receivable

Accounts receivable is included in prepaid insurance and other assets in our consolidated balance sheets. Bad debts are recorded under the specific identification method, whereby, uncollectible receivables are directly written off when identified.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the years ended December 31, 2009, 2008 and 2007 in the accompanying consolidated financial statements.

In July 2006, the FASB issued guidance related to accounting for uncertainty in income taxes. This guidance increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. The guidance prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The guidance only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will be sustained. The Company adopted the guidance as required effective January 1, 2007. The adoption of the guidance did not have a material impact on its consolidated financial position, results of operations or cash flows. All of the Company’s tax years are subject to examination by tax jurisdictions.

In accordance with the guidance related to accounting for uncertainty in income taxes, the Company has assessed its tax positions for all open tax years as of January 1, 2008 and concluded that there were no material uncertain tax positions to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2009, 2008 and 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued revised guidance on business combination, which requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. Under the revised guidance, all business combinations will be accounted for by applying the acquisition method. This guidance is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited and will be applied to business combinations occurring after the effective date. The Company has adopted the revised guidance effective January 1,

2009. The adoption of this guidance materially impacted the Company’s financial results to the extent that the Company acquired significant amounts of real estate, as related acquisition costs are expensed as incurred compared to the previous practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued guidance, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. A parent deconsolidates a subsidiary as of the date the parent ceases to have a controlling financial interest in the subsidiary. If a parent retains a non-controlling equity investment in the former subsidiary, that investment is measured at its fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the non-controlling equity investment. This guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the controlling (parent) and the non-controlling owners of a subsidiary. This includes a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The retroactive adoption of this guidance resulted in a revised presentation of noncontrolling interest on the consolidated balance sheets and statements of equity.

In May 2009, the Financial Accounting Standards Board (“FASB”) established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth (a) the period after the balance sheet date during which an entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance does not result in significant changes in the subsequent events an entity reports, either through recognition or disclosure, in the financial statements. It became effective for interim and annual periods after June 15, 2009. The adoption of this guidance did not have any effect on our financial condition, results of operations or financial statement disclosures.

In June 2009, Subtopic 810 of the ASB Codification was updated to amend the guidance related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualifying special purpose entities (“QSPEs”) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The update to Subtopic 810-10 requires additional year-end and interim disclosures for public and nonpublic companies. The update to Subtopic 810-10 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for the Company), and for subsequent interim and annual reporting periods. All QSPEs and entities currently subject to Subtopic 810-10 will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company is in the process of evaluating the impact that the update to Subtopic 810-10 will have on its consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). The guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that the guidance will have a material impact on our financial condition, results of operations or financial statement disclosures.

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

In October 2009, the FASB issued amendments to the accounting and disclosure requirements for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. We do not expect that the guidance will have a material impact on our financial condition, results of operations or financial statement disclosures.

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

We commenced operations with the acquisition of 801 Fiber Optic Drive on November 2, 2005. In addition, we reached the minimum offering of at least $1,000,000 in shares for our Initial Offering on December 2, 2005.

During the year ended December 31, 2006, we acquired interests in Champion Farms Apartments and Fieldstone Apartments for an aggregate investment of $8,809,210. During the year ended December 31, 2007, we acquired interests in Pinehurst Apartment Homes and Pheasant Run Apartments for an aggregate investment of $5,053,378. During the year ended December 31, 2008, we acquired interests in the Retreat Apartments, Hilltop Apartments, Conifer Crossing and Two and Five Governor Park as well as an additional interest in Fieldstone Apartments for an aggregate investment of $12,025,000. During the year ended December 31, 2009, we acquired interests in Lofton Place Apartments and Beechwood Gardens Apartments for an aggregate investment of $5,550,000. As discussed below, increases in operating revenues and expenses are primarily attributable to real estate investments after we commenced operations in December 2005, in addition to the operation of existing properties for the full period.

Our results of operations are not indicative of what we expect our results of operations will be in future periods as we expect that our operating revenues and expenses will continue to increase as a result of as a result of our investments in real property acquired in 2009 and future investments in real property and real estate related investments.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Rental income for the fiscal year ended December 31, 2009 was $14,065,270, compared with $10,564,798 for the fiscal year ended December 31, 2008. Our rental income for 2009 has increased as compared to 2008 due to our investments in Lofton Place Apartments in October 2009 and Beechwood Gardens Apartments in December 2009 and a full year of operations of Retreat Apartments, Hilltop Apartments, Conifer Crossing and Two and Five Governor Park in which we invested in 2008. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our investments in real properties made in 2009 and future real property investments and real estate related investments.

Other income for the year ended December 31, 2009 was $1,253,941 compared to $921,225 for the year ended December 31, 2008. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for year ended December 31, 2009 is attributable to our investments in 2008 and 2009.

Property operating expenses for the year ended December 31, 2009 were $6,671,206 compared to $4,332,542 for the year ended December 31, 2008. The increase in property operating expenses is attributable to our investments in 2009. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our investments in real properties acquired in 2009 and future real property investments and real estate related investments.

Real property taxes were $1,243,597 for the year ended December 31, 2009 compared to $878,813 for the year ended December 31, 2008. The increase in real estate taxes in 2009 is a result of our investments in 2008 and 2009.

General and administrative expenses were $2,427,858 for the year ended December 31, 2009 compared to $1,873,251 for the year ended December 31, 2008. The increase in general and administrative expenses related primarily to accounting fees, asset management fees, independent director fees, director’s and officer’s liability insurance and legal fees. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions,” increased during the year ended December 31, 2009 due to the fact that our average invested assets increased as a result of our investments in 2008 and 2009. We expect this trend to continue as we make additional investments.

Interest expense, including amortization of deferred financing costs, was $6,554,831 for the year ended December 31, 2009 and $4,430,622 for the year ended December 31, 2008. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred in connection with our investments in 2008 and 2009 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $3,812,064 for the year ended December 31, 2009 compared to $2,764,030 for the year ended December 31, 2008. The increase in depreciation and amortization expense in 2009 is a result of our investments in 2008 and 2009.

Acquisition costs were $973,047 for the year ended December 31, 2009. Prior to 2009, acquisition costs were capitalized to the real estate assets.

Loss allocated to noncontrolling interests was $1,784,767 for the year ended December 31, 2009 compared to $242,673 for the year ended December 31, 2008. The change was due mainly to our investments in 2008 and 2009 and to the allocation of losses of each project.

Net loss attributable to the Company was $4,471,922 for the year ended December 31, 2009, compared to $2,358,550 for the year ended December 31, 2008, primarily due to the net impact of the items discussed above.

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

Loss allocated to noncontrolling interests was $242,673 for the year ended December 31, 2008 compared to $219,437 for the year ended December 31, 2007. The change was due mainly to our investments in 2008 and to the allocation of losses of each project.

Net loss attributable to the Company was $2,358,550 for the year ended December 31, 2008, compared to $1,324,468 for the year ended December 31, 2007, primarily due to the net impact of the items discussed above.

Inflation

Because of our brief operating history, we have not noticed a significant impact from inflation on our revenues, net sales or net income from continuing operations.

Related Party Transactions

Our board of directors, including our independent directors, has reviewed the material transactions between our affiliates and us since the beginning of 2009 as well as any other such proposed transactions. Set forth below is a description of such transactions and the independent directors’ report on their fairness.

Our Relationship with Paladin Realty Securities, LLC

Paladin Securities is a wholly owned subsidiary of Paladin Advisors and the dealer manager for our Follow-On Offering.

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the Dealer Manager Agreement for the Initial Offering, we paid Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and 4.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to our dividend reinvestment plan. We also paid Paladin Securities a dealer manager fee during our Initial Offering of up to 2.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Pursuant to the terms of the Dealer Manager Agreement for the Follow-On Offering, we pay Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we do not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay Paladin Securities a dealer manager fee during our Follow-On Offering of up to 3.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the year ended December 31, 2009, we paid $715,868 in selling commissions and dealer manager fees to Paladin Securities. For the year ended December 31, 2008, we paid $943,952 in selling commissions and dealer manager fees to Paladin Securities.

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

Paladin Advisors is subject to the oversight of our board of directors. Every transaction we enter into with Paladin Advisors or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and Paladin Advisors or any of its affiliates. A majority of the independent directors who are also otherwise disinterested in the transaction must approve each transaction between us and Paladin Advisors or any of its affiliates as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Our Advisory Agreement has a one-year term expiring July 28, 2010, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties.

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

We had incurred organization and offering costs of $9,069,323 and $8,201,213 as of December 31, 2009 and 2008, respectively, which includes $7,373,714 and $6,893,824, respectively, paid by Paladin Advisors, as described in Note 6 of the notes to our consolidated financial statements included herewith. Such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recorded by us, organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. For the years ended December 31, 2009 and 2008, we have recognized $282,731 and $329,620, respectively, of offering costs which were charged to stockholders’ equity. For the years ended December 31, 2009 and 2008, we recognized no organization costs in the consolidated statements of operations.

As of December 31, 2009, we have recognized a total of $1,394,011 of organization and offering costs. Subject to the 3.0% limitation, the remaining $7,675,312 in organization and offering costs, as of December 31, 2009 will be recognized in future periods as we receive additional proceeds of our offering.

Expense Reimbursement. Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. We will not reimburse Paladin Advisors for operating expenses that in the twelve months then ended exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income (the “2%/25% Rule”), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the twelve months then ended (the “Expense Period”), unless a majority of independent directors approves reimbursement of any excess. Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our net income for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under GAAP (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

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

During the Expense Period ended December 31, 2009, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended December 31, 2009, $686,419 was paid by Paladin Advisors. As of December 31, 2009, Paladin Advisors and its affiliates had incurred $2,619,390 in general and administrative expenses on our behalf. For the twelve months ended December 31, 2009, our general and administrative expenses, which are the equivalent of total operating expenses for purposes of the 2%/25% Rule, represented approximately 2.0% of average invested assets.

During the year ended December 31, 2009, we incurred $840,772 in general and administrative expenses. In accordance with the Advisory Agreement, we recognize as an expense on a quarterly basis amounts not exceeding the

2%/25% Rule. Due to the application of the 2%/25% Rule, we were able to recognize $2,427,858 of general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2009 with the additional amount of $1,587,086, which was incurred in 2009 and previous years, recorded as due to affiliate.

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

Paladin Advisors was entitled to acquisition fees of $298,116 relating to the acquisition of Lofton Place Apartments and Beechwood Gardens Apartments, which were paid during the fiscal year ended December 31, 2009. Acquisition fees were capitalized as part of our investment in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park. Acquisition fees related to Lofton Place Apartments and Beechwood Gardens Apartments were expensed when incurred.

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

For each of our existing properties from the respective dates of acquisition through the period that we own the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of our allocable cost of the real property acquired in these joint ventures. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the advisory agreement for such properties.

For the years ended December 31, 2009 and 2008, Paladin Advisors was entitled to asset management fees of $330,123 and $256,336, respectively, relating to the management of 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments and Beechwood Gardens Apartments. All asset management fees were paid prior to December 31, 2009.

Our board of directors, including our independent directors, considers our relationship with Paladin Advisors during 2009 to be fair. Our board of directors, including our independent directors, evaluated the performance of Paladin Advisors and the compensation paid to Paladin Advisors in connection with its decision to amend and restate the Advisory Agreement on July 28, 2009. Our board of directors, including our independent directors, believes that the amounts payable to Paladin Advisors under the Advisory Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for Paladin Advisors to provide the desired level of services to us and our stockholders. Our board of directors, including our independent directors, bases its evaluation of Paladin Advisors on factors such as (a) the amount of the fees paid to Paladin Advisors in relation to the size, composition and performance of our portfolio; (b) the success of Paladin Advisors in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by Paladin Advisors and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection and other fees; (e) the quality and extent of service and advice furnished by Paladin Advisors; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by Paladin Advisors for its own account.

Trends or Uncertainties

The commercial real estate debt markets have experienced continued volatility as a result of certain factors including the failure of large lending institutions, the placement of Fannie Mae and Freddie Mac into the conservatorship of the U.S. government, the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. This has resulted in lenders decreasing the availability of debt financing as well as increasing the cost of debt financing. As our existing debt is fixed rate debt, our current portfolio will not be materially impacted by the current debt market environment. However, should the reduced availability of debt and/or the increased cost of borrowings continue, either by increases in the index rates or by increases in lender spreads, we will need to consider such factors in the evaluation of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.

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

Liquidity and Capital Resources

For the year ended December 31, 2009, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $7,279,911 from the sale of 804,083 shares of common stock in our Offerings; and

•	net operating income of $7,404,408 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “Net Loss Attributable to Company” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss attributable to the Company for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Net Operating Income	$7,404,408	$6,274,668	$3,337,477

Equity in earnings of real estate joint venture	81,153	88,224	83,896

Interest Income	25,550	103,788	106,622

Depreciation and amortization expenses	(3,812,064)	(2,764,030)	(1,678,196)

Interest expense	(6,554,831)	(4,430,622)	(2,357,226)

General and administrative expenses	(2,427,858)	(1,873,251)	(1,036,478)

Noncontrolling interests	1,784,767	242,673	219,437

Acquisition costs	(973,047)	-0-	-0-

Net Loss Attributable to Company	$(4,471,922)	$(2,358,550)	$(1,324,468)

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

Net cash used in operating activities for the year ended December 31, 2009 was $84,387 compared to net cash provided by operating activities of $1,324,628 for the year ended December 31, 2008 and $225,381 for the year ended December 31, 2007. The decrease in 2009 from 2008 relates to the larger net loss attributable to the Company in 2009 related to our acquisitions in 2008 and 2009. The increase in 2008 from 2007 relates to our acquisitions in 2008 and a full year of activity for our acquisitions completed in 2007.

Net cash used in investing activities for the year ended December 31, 2009 was $29,645,692, which included $32,494,587 relating to the purchase of real estate and improvements partially offset by a decrease in restricted cash of $2,782,048 and distributions from real estate joint venture in excess of equity in earnings of $66,847. Net cash used in investing activities for the year ended December 31, 2008 was $70,568,788, which included $67,145,384 relating to the purchase of real estate and improvements, an increase in restricted cash of $3,475,780 partially offset by distributions from real estate joint venture in excess of equity in earnings of $52,376. Net cash used in investing activities for the year ended December 31, 2007 was $12,257,593, which included $11,581,949 relating to the purchase of real estate and improvements, payment of $578,498 of acquisition fees paid to Paladin Advisors and an increase in restricted cash of $179,750 offset by distributions from real estate joint venture in excess of equity in earnings of $82,604.

Net cash provided by financing activities was $29,665,803 for the year ended December 31, 2009 primarily related to $22,708,779 of borrowings from mortgage lenders, $7,995,779 in proceeds from the issuance of shares of common stock in our Follow-On Offering and $2,972,417 of contributions from noncontrolling interests partially offset primarily by $72,115 of payments on mortgage payable, $715,868 of selling commissions and dealer manager fees, $287,393 of deferred loan costs, $282,731 of offering costs, $106,874 increase in due from affiliates, $1,077,893 of distributions paid, $1,330,231 of treasury shares purchased and $138,0667 of distributions to noncontrolling interests. Net cash provided by financing activities was $67,158,729 for the year ended December 31, 2008 primarily related to $50,667,612 of borrowings from mortgage lenders, $9,992,767 in proceeds from the issuance of shares of common stock in our Follow-On Offering, $868,977 decrease in due from affiliates and $8,826,659 of contributions from noncontrolling interests partially offset primarily by $67,429 of payments on mortgage payable, $943,952 of selling commissions and dealer manager fees, $522,935 of deferred loan costs, $329,620 of offering costs, $753,653 of distributions paid, $259,991 of treasury shares purchased and $249,706 of distributions to noncontrolling interests. Net cash provided by financing activities was $15,286,918 for the year ended December 31, 2007 related to $6,250,000 of borrowings from mortgage lenders, $17,106,137 in proceeds from the issuance of shares of common stock in our Initial Offering, an increase in unaccepted subscription of common stock of $188,210 and $129,574 of contributions from noncontrolling interests offset primarily by $3,800,000 of payments on note payable to affiliate, $1,604,634 of selling commissions and dealer manager fees, $94,833 of deferred loan costs, $534,637 of offering costs, $1,217,400 increase in due from affiliates, $343,022 of dividends paid, $16,638 of payments on mortgages payable, increase in restricted cash of $738,210, $23,593 of treasury shares purchased and $14,036 of distributions to noncontrolling interests.

Mortgages Payable

We have mortgage loans in an aggregate amount of $121,365,972 outstanding, consisting of (1) $16,350,000 incurred in connection with the acquisition of our interest in Champion Farms Apartments, (2) $16,500,000 incurred in connection with the acquisition of our interest in Fieldstone Apartments, (3) $4,639,581 incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, (4) $6,250,000 incurred in connection with the acquisition of our interest in Pheasant Run Apartments, (5) $13,600,000 incurred in connection with the acquisition of our interest in Retreat Apartments, (6) $4,250,000 incurred in connection with the acquisition of our interest in Hilltop apartments, (7) $28,700,000 incurred in connection with the acquisition of our interest in Conifer Crossing, (8) $10,415,391 incurred in connection with the acquisition of our interest in Two and Five Governor Park, (9) $12,000,000 incurred in connection with the acquisition of our interest in Lofton Place Apartments and (10) $8,661,000 incurred in connection with the acquisition of our interest in

Beechwood Gardens Apartments. All of these loans, except for the loan incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, are interest only and the earliest debt maturity is in December 2010. These mortgage notes payable are described in detail in Note 4 to our consolidated financial statements included herein.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of December 31, 2009, our leverage did not exceed 300% of the value of our net assets.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009:

Mortgages Payable	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Principal	$121,365,972	$10,491,694	$1,157,389	$18,149,217	$91,567,672

Interest	$45,362,295	$7,306,134	$13,192,052	$12,571,756	$12,292,353

Total	$166,728,267	$17,797,828	$14,349,441	$30,720,973	$103,860,025

Distributions

We paid $2,410,031 in distributions in the fiscal year ended December 31, 2009. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

Of the $2,410,031 distributions, $1,077,893 was paid in cash and $1,332,138 was paid through the distribution reinvestment plan in the form of additional shares issued.

Month	Annualized Rate Declared (1)	Date Paid	Total Distribution
December 1, 2008 to December 31, 2008	6.0%	January 15, 2009	$185,866
January 1, 2009 to January 31, 2009	6.0%	February 16, 2009	$189,032
February 1, 2009 to February 28, 2009	6.0%	March 16, 2009	$174,169
March 1, 2009 to March 31, 2009	6.0%	April 15, 2009	$196,669
April 1, 2009 to April 30, 2009	6.0%	May 15, 2009	$193,592
May 1, 2009 to May 31, 2009	6.0%	June 15, 2009	$204,021
June 1, 2009 to June 30, 2009	6.0%	July 15, 2009	$200,315
July 1, 2009 to July 31, 2009	6.0%	August 17, 2009	$209,668
August 1, 2009 to August 31, 2009	6.0%	September 15, 2009	$212,089
September 1, 2009 to September 30, 2009	6.0%	October 15, 2009	$208,021
October 1, 2009 to October 31, 2009	6.0%	November 15, 2009	$218,770
November 1, 2009 to November 30, 2009 (2)	6.0%	December 15, 2009	$217,819

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On November 20, 2009, our board of directors declared distributions for the month of December 2009 that totaled approximately $228,000 when paid on January 15, 2010. On December 18, 2009, our board of directors declared distributions for the month of January 2009 that totaled approximately $231,000 when paid on February 15, 2010. On January 25, 2010, our board of directors declared distributions for the month of February 2010 that will total approximately $211,000 when paid on March 15, 2010. On February 23, 2010, our board of directors declared distributions for the month of March 2010 that will total approximately $238,000 when paid on April 15, 2010.

Each of our eleven real estate investments is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive on an unconsolidated basis, and the operations of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments and Beechwood Gardens Apartments on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the noncontrolling interests held by our joint venture partner. As structured as of December 31, 2009, our investment in Champion Farms Apartments represented a 70% ownership interest, our investment in Fieldstone Apartments an 83% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest, our investment in Pheasant Run Apartment a 97.5% ownership interest, our investment in the Retreat Apartments a 97.5% ownership interest, our investment in Hilltop Apartments a 49% ownership interest, our investment in Conifer Crossing a 42.5% ownership interest, our investment in Two and Five Governor Park a 47.65% interest, our investment in Lofton Place Apartments a 60% ownership interest and our investment in Beechwood Gardens Apartments an 82.3% ownership interest. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital. By the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for the Retreat Apartment and Hilltop Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 12.0% return on our invested capital. By the terms of the joint venture for Conifer Crossing, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least an 8.5% return on our invested capital. By the terms of the joint venture for Two and Five Governor Park, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 9.0% return on our invested capital. By the terms of the joint ventures for Lofton Place Apartments and Beechwood Gardens Apartments, we are entitled to 100% of available cash flow from the properties as a priority distribution until we receive at least a 10.0% return on our invested capital.

The following chart compares cash distributions received from the Company’s investments in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments and Beechwood Gardens Apartments during the year ended December 31, 2009, the year ended December 31, 2008 and from inception to date.

	801 Fiber Optic	Champion Farms Apartments	Fieldstone Apartments	Pinehurst Apartment Homes	Pheasant Run Apartments	Retreat Apartments	Hilltop Apartments	Conifer Crossing	Two and Five Governor Park	Lofton Place Apartments(1)	Beechwood Gardens Apartments(2)	Total
Summary of Cash Distributions from Investments:
Year ended December 31, 2008	$140,600	$428,129	$397,865	$217,020	$237,792	$301,866	$92,050	$138,125	$—	$—	$—	$1,953,447
Year ended December 31, 2009	148,000	395,196	424,380	217,020	237,792	256,500	120,750	244,375	224,375	90,000	$—	2,358,384
Inception to date as of December 31, 2009	631,817	1,383,188	1,126,180	497,808	537,638	558,366	212,800	382,500	224,375	90,000	$—	5,644,663

Summary of Distributions Paid to Stockholders
Year ended December 31, 2008												$1,878,155
Year ended December 31, 2009												2,410,031
Inception to date as of December 31, 2009												5,505,885

(1)	We acquired our interest in Lofton Place Apartments on October 1, 2009.
(2)	We acquired our interest in Beechwood Gardens Apartments on December 16, 2009.

Of the $2,410,031 distributions noted above for 2009, $1,077,893 was paid in cash and $1,332,138 was paid through the distribution reinvestment plan in the form of additional shares issued. Of the $1,878,155 distributions noted above for 2008, $753,653 was paid in cash and $1,124,502 was paid through the distribution reinvestment plan in the form of additional shares issued.

As shown in the previous tables, cash distributions from our investments have exceeded the cumulative distributions paid since inception through December 31, 2009. However, for the year ended December 31, 2009, net cash used in operating activities was $(84,387). For the year ended December 31, 2008, net cash provided by operating activities was $1,324,628, which was less than the amount of distributions paid in cash. Although the distributions from our properties have generally exceeded the distributions paid to our stockholders, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. We are dependent on Paladin Advisors to support our financial position currently because of our small size. As we continue to grow by selling shares in our Follow-On Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors.

For the year ended December 31, 2009, Paladin Advisors and its affiliates had incurred on our behalf $686,419 in general and administrative expenses. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has deferred (without interest) repayment of these expenses. The payment of these obligations may impact our ability to pay future distributions. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expenses or fees, our ability to pay distributions to our stockholders could be adversely affected, and we may be unable to pay distributions to our stockholders, or such distributions could decrease significantly. Additionally, if Paladin Advisors continues to pay expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact on our ability to pay distributions in future periods as well as potentially adversely impact the value of an investment in the Company.

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

Our Performance—Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as Funds from Operations, or FFO, which it believes more accurately reflects the operating performance of a REIT such as us. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Factors that impact FFO include non cash GAAP income and expenses, one-time non recurring costs, timing of acquisitions, yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income, as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other measurements as an indication of our performance. Our FFO reporting complies with NAREIT’s policy described above.

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. Therefore, we use modified funds from operations, or MFFO, which excludes from FFO one-time, non recurring charges and acquisition expenses, to further evaluate our operating performance. We believe that MFFO with these adjustments, like those already included in FFO, are helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating changes. We believe that MFFO reflects the overall operating performance of our real estate portfolio, which is not immediately apparent from reported net loss attributable to the Company. As such, we believe MFFO, in addition to net loss attributable to the Company and cash flows from operating activities, each as defined by GAAP, is a meaningful supplemental performance measure and is useful in understanding how our management evaluates our ongoing operating performance. Management considers the following item in the calculation of MFFO:

Acquisition costs: In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiates costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for these types of investments were capitalized; however beginning in 2009 acquisition costs related to business combinations are expensed. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.

The following section presents our calculation of FFO and MFFO for the years ended December 31, 2009, 2008 and 2007:

	December 31, 2009	December 31, 2008	December 31, 2007
Net loss attributable to Company	$(4,471,922)	$(2,358,550)	$(1,324,468)
Add:
Depreciation and amortization - consolidated entities	3,812,064	2,764,030	1,678,196
Depreciation and amortization - unconsolidated entities	68,660	68,660	68,660
Less:
Depreciation and amortization of noncontrolling interests	(1,203,043)	(600,305)	(521,479)

FFO	$(1,794,241)	$(126,165)	$(99,091)
Other Adjustments:
Acquisition costs	973,047	—	—

MFFO	(821,194)	(126,165)	(99,091)
FFO per share-basic and diluted	$(0.44)	$(0.04)	$(0.06)
MFFO per share - basic and diluted	(0.20)	(0.04)	(0.06)
Weighted average number of shares outstanding - basic and diluted	4,086,673	3,219,095	1,758,564

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2009, the principal amounts including amounts required for amortization and at maturity and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate date - principal payments	$10,491,694	$300,694	$856,695	$1,128,997	$17,020,220	$91,567,672	$121,365,972	$126,908,638

Weighted-average interest rate on maturing debt (1)	6.99%	5.86%	5.84%	5.80%	6.03%	5.83%

(1)	The “weighted-average interest rate on maturing debt” has been calculated using the current interest rate on amounts either amortized or maturing in a given period.

The estimated fair value of our mortgage loans payable was $126,908,638 as of December 31, 2009. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates as of December 31, 2009.

As of December 31, 2009, our debt consisted of fixed rate mortgage loan payables in the principal amount of $121,365,972, at a weighted-average interest rate of 5.96% per annum.

In addition to changes in interest rates, the value of our real property investments and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which also may affect our ability to refinance our debt if necessary.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 13d-15(e) under the Exchange Act). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective and that there were no material weaknesses in the Company’s internal control over financial reporting, as of the end of the period covered by this report.

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

All executive officers serve at the pleasure of the board of directors. Our directors and executive officers are listed below:

Name	Age	Positions
Whitney A. Greaves	46	President and Chief Executive Officer

Michael B. Lenard	54	Executive Vice President, Secretary, Counselor and Director

John A. Gerson	61	Executive Vice President, Chief Financial Officer and Director

James R. Worms	64	Chairman of the Board

William K. Dunbar	50	Chief Investment Officer

Harold H. Greene	71	Independent Director

Harvey Lenkin	73	Independent Director

Name	Age	Positions
Michael L. Meyer	71	Independent Director

Christopher H. Volk	53	Independent Director

Whitney A. Greaves has served as our Chief Executive Officer and President since November 2008. Ms. Greaves also served as our Chief Operating Officer from May 2007 to November 2008. Ms. Greaves also serves as a Vice President of Paladin Advisors and a Managing Director of Paladin Realty.

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

Michael B. Lenard has served as our Executive Vice President, Secretary and Counselor and also as one of our directors since October 2003. Mr. Lenard is also an Executive Vice President and Counselor of Paladin Advisors and a Senior Managing Director, Counselor and management committee member of Paladin Realty. He has been a member of various industry organizations, including the Urban Land Institute. Mr. Lenard is the Chairman of the Board of Directors of InPAR S.A., a Brazilian public company, which is a portfolio company of an investment fund managed by an affiliate of Paladin Realty.

Prior to joining the predecessor of Paladin Realty in 1993, Mr. Lenard was a partner in the international law firm of Latham & Watkins, working in its Corporate Department with a special emphasis on private investment funds, international joint ventures and other private and closely held transactions and structures.

Mr. Lenard has served in a variety of leadership positions in Olympic and international sports for over twenty years. He served for eight years as a Vice President of the United States Olympic Committee, or the “USOC,” and on the Board of Directors of the Atlanta Committee for the Olympic Games. More recently, he served as the Chair of the USOC’s Key Strategies Task Force and as the Special Advisor for Business Affairs to the USOC President. Currently, he is one of twenty worldwide members of the Swiss-based international body that oversees and operates the court that adjudicates Olympic and international sports disputes. A 1984 Olympian, in addition to other competitive honors and medals, Mr. Lenard was a seven time National Champion in Team Handball and Team Handball Athlete of the Year for 1985 and USOC SportsMan of the Year in Team Handball in 1985.

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

John A. Gerson has served as our Chief Financial Officer and an Executive Vice President and also as one of our directors since February 2004. He is also an Executive Vice President and Chief Financial Officer of Paladin Advisors and the Chief Financial Officer, Senior Managing Director and a management committee member of Paladin Realty. In addition, Mr. Gerson serves as a director on the board of directors of InPAR S.A., a Brazilian public company, which is a portfolio company of an investment fund managed by an affiliate of Paladin Realty.

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

James R. Worms has served as one of our directors since October 2003 and as Chairman since November 2008. He also served as our President and Chief Executive Office from October 2003 to November 2008. Mr. Worms is also the President of Paladin Advisors, and the Chairman and Chief Executive Officer of Paladin Realty. Paladin Realty is our sponsor and the managing member of Paladin Advisors.

Prior to joining the predecessor of Paladin Realty in 1995, Mr. Worms was a Managing Director of Salomon Brothers, where he co-managed the firm’s worldwide real estate investment banking activities. In this capacity, he was involved in real estate investment and advisory transactions totaling billions of dollars, including extensive experience in all types of commercial and residential real estate. Prior to joining Salomon Brothers, Mr. Worms was a principal at Eastdil Realty, Inc. where he directed Eastdil’s Western Region partnership investment operations. Before joining Eastdil, Mr. Worms worked as a Certified Public Accountant at Coopers & Lybrand. Mr. Worms served on the board of directors for MeriStar Hospitality Corporation, a publicly traded real estate investment trust focused on the lodging industry, from August 1998 until its acquisition by an affiliate of The Blackstone Group in May 2006. Mr. Worms has been a member of various industry organizations including the Pension Real Estate Association, the National Association of Real Estate Investment Trusts, the International Council of Shopping Centers and the Urban Land Institute.

Mr. Worms graduated from UCLA with a Bachelor’s degree in Economics and from The Anderson School of Management at UCLA with a masters degree in Business Administration. Mr. Worms also received a law degree from Hastings College of Law.

Harold H. Greene has served as one of our directors since February 2004. Mr. Greene is a retired Managing Director of Commercial Real Estate for Bank of America, where he held responsibility for lending to commercial real estate developers in California, from 1998 to June 2001. Prior to joining Bank of America, Mr. Greene served from 1990 to 1998 as an Executive Vice President with Seafirst Bank, where he was responsible for real estate lending for the Northwest and for managing a real estate portfolio comprised of approximately $2 billion in assets. Mr. Greene is a director of William Lyon Homes, a builder of new luxury and single family home communities in California, Nevada and Arizona. He previously served as a director of Grubb & Ellis Company.

Mr. Greene graduated from UCLA with a Bachelor’s degree in Political Science. Mr. Greene has also studied at the Northwestern University Mortgage Banking School and the Southwest Graduate School of Banking at Southern Methodist University.

Harvey Lenkin has served as one of our directors since February 2004. Mr. Lenkin served as President and Chief Operating Officer and as a director of Public Storage, Inc., a real estate investment trust that primarily acquires, develops, owns and operates storage facilities, from November 1991 until his retirement on June 30, 2005. He continues to serve as a director of Public Storage, Inc. Mr. Lenkin was employed in various capacities by Public Storage, Inc. for 27 years. Since March 1998, Mr. Lenkin has been a director of PS Business Parks, Inc., an affiliate of Public Storage, Inc. that is a real estate investment trust that acquires primarily industrial, office, retail and flex properties. Mr. Lenkin was President of PS Business Parks, Inc. from 1990 until March of 1998. Mr. Lenkin has served as a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. Mr. Lenkin is a life trustee of Huntington Hospital in Pasadena, California. He previously served as a director of the Ronald McDonald House Charities of Southern California.

Mr. Lenkin graduated from UCLA with a Bachelor’s degree in Education.

Michael L. Meyer has served as one of our directors since February 2004. Mr. Meyer is a private real estate investor and since October 1999 has been the Chief Executive Officer of Michael L. Meyer Company, which is a principal of and/or manager of real estate entities and provides those entities with property acquisition financing and management services and advice. Since June 2006, Mr. Meyer has also been a principal in AMG Realty Investors, LLC, a commercial real estate investment company. From 1974 to 1998, Mr. Meyer was Managing Partner—Orange County with E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director of City National Bank and City National Corporation. Mr. Meyer is also a director of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT.

Mr. Meyer was inducted into the California Building Industry Foundation Hall of Fame in June of 1999 for outstanding achievements in the real estate industry and community. Mr. Meyer was also the recipient of the University of California Irvine Graduate School of Management Real Estate Program Lifetime Achievement Award. Mr. Meyer is a graduate of the University of Iowa.

Christopher H. Volk has served as one of our directors since February 2004. Mr. Volk served until 2010 as President and Chief Executive Officer and a director of Spirit Finance Capital Management, LLC, a Scottsdale, Arizona-based company that provides advisory services for Spirit Finance Corporation, a real estate investment trust that specializes in providing financing for single tenant, operationally-essential real estate, which he co-founded in 2003. In August 2007, Spirit Finance Corporation was acquired through a merger with Redford Merger Co., which is owned by a consortium of investors including Macquarie Bank Limited, Kaupthing Bank, and other independent equity participants. From 2004 to August 2007, Spirit Finance Corporation was a listed company on the New York Stock Exchange. From 1986 until August 2001, Mr. Volk was President and Chief Operating Officer and a member of the board of directors of Franchise Finance Corporation of America, a NYSE-listed real estate investment trust that focused on providing real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets, and from August 2001 to December 2002 served as Chief Operating Officer of its successor, GE Franchise Finance.

Mr. Volk has been widely published in areas of finance, credit analysis and evaluation and has frequently served as a guest lecturer and conference speaker. Mr. Volk graduated from Washington and Lee University with a Bachelor’s degree and from Georgia State University with a Masters degree in Business Administration.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. The Code of Ethics is available on our website at www.paladinreit.com. We will also post any amendments or waivers to our Code of Ethics on our website within the time periods specified by the SEC.

Additional information required by this Item 10 is incorporated by reference to the information contained under the caption “The Audit Committee” in our 2010 Proxy Statement.

Item 11.	Executive Compensation

Information required by this Item 11 is incorporated by reference to the information contained under the caption “Executive Compensation” and “Director Compensation” in our 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference to the information contained under the caption “Stock Ownership” in our 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this Item 13 is incorporated by reference to the information contained under the caption “Certain Relationships and Related Party Transactions” in our 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this Item 14 is incorporated by reference to the information contained under the caption “Fees Paid to Independent Registered Public Accounting Firm” in our 2010 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Registrant’s Prospectus on July 28, 2008 and incorporated herein by reference).

4.2	Paladin Realty Income Properties, Inc. Amended and Restated Distribution Reinvestment Plan (filed as Appendix C to the Registrant’s Prospectus on July 28, 2008 and incorporated herein by reference).

10.1	Second Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P., dated February 6, 2008.

10.2	Fourth Amended and Restated Advisory Agreement dated July 28, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 30, 2009 and incorporated herein by reference).

*10.3	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q on May 13, 2005 and incorporated herein by reference).

10.4	Purchase Agreement and Amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.5	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC, dated October 31, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.6	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.7	Membership Interest Purchase and Sale Agreement by and among PRIP 3700, LLC, Bradley B. Chambers, Buckingham Investment Corporation and Springhurst Housing Partners, LLC, dated as of May 10, 2006 (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K on May 12, 2006 and incorporated herein by reference).

10.8	Amended and Restated Operating Agreement of Springhurst Housing Partners, LLC, dated June 1, 2006, by and between PRIP 3700, LLC and Buckingham Springhurst, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference).

10.9	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of June 1, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference).

10.10	Membership Interest Purchase and Sale Agreement by and between Shiloh Housing Partners II, LLC and Glenwood Housing Partners I, LLC, dated as of December 1, 2006 (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.11	Amended and Restated Operating Agreement of Glenwood Housing Partners I, LLC by and between PRIP 10637, LLC and Shiloh Crossing Partners II, LLC, dated as of December 1, 2006 (filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.12	Note for loan of $2,000,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.13	Note for loan of $1,100,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.14	Phase II Options Agreement by and between Glenwood Housing Partners II, LLC and PRIP 10637, LLC, dated as of December 1, 2006 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.15	Purchase and Sale Agreement by and between Pinehurst Associates, LLC and KC Pinehurst Associates, LLC dated as of July 2, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 9, 2007 and incorporated herein by reference).

10.16	Operating Agreement of KC Pinehurst Associates, LLC, dated as of September 13, 2007, by and among PRIP 500, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.18 to the Registrant’s on Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.17	Assumption Agreement dated September 13, 2007 by and among Pinehurst Associates, LLC, KC Pinehurst Associates, LLC, Federal Home Loan Mortgage Corporation and Robert E. Spielman (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.18	Promissory Note dated December 6, 2005 executed by KC Pinehurst Associates, LLC and payable to NorthMarq Capital, Inc. (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.19	Multi-family Deed of Trust, Assignment of Rents and Security Agreement, dated December 6, 2005 by Pinehurst Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.20	Guaranty, dated September 13, 2007, by James E. Lippert in favor of the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.21	Guaranty, dated December 6, 2006, by Robert E. Spielman in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007).

10.22	Purchase and Sale Agreement by and between Pheasant Run Apts, LS, Limited Partnership and KC Pheasant Associates, LLC dated as of August 2, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 8, 2007 and incorporated herein by reference).

10.23	Operating Agreement of KC Pheasant Associates, LLC, dated as of September 25, 2007, by and among PRIP 1102, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.24	Multifamily Note effective as of September 26, 2007 made by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.25	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of September 26, 2007 by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.26	Purchase and Sale Agreement, dated as of January 11, 2008, by and between The Retreat, LLC and KC Retreat Associates, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.27	Operating Agreement of KC Retreat Associates, LLC, dated as of January 11, 2008, by and among PRIP 11128, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.28	Multifamily Note, effective as of January 11, 2008, made by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.29	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of January 11, 2008, by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.30	Guaranty, dated January 11, 2008, by James E. Lippert in favor NorthMarq Capital, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.31	Repair Escrow Agreement, dated as of January 11, 2008, by and between KC Retreat Associates, LLC and NorthMarq Capital, Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.32	Amended and Restated Operating Agreement of Park Hill Partners I, LLC, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.1 to the Company’s on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.33	Contribution Agreement, dated as of April 7, 2007, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.34	Multifamily Note, effective as of November 30, 2007, made by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.35	Multifamily Deed of Trust, Assignment of Rents and Securities Agreement, effective as of November 30, 2007, by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.36	Guaranty, dated November 30, 2007, by James E. Lippert in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.37	Purchase and Sale Agreement, dated as of April 2, 2008, by and between Simpson Financing Limited Partnership and Fowler Property Acquisitions, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.38	Assignment and Assumption of Agreement of Purchase and Sale, dated as of May 22, 2008, by and between Fowler Property Acquisitions, LLC and FPA Conifer Associates, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.39	Amendment to Assignment and Assumption of Agreement of Purchase and Sale, dated as of July 27, 2008, by and between Fowler Property Acquisitions, LLC and FPA/PRIP Conifer, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.40	Operating Agreement of FPA/PRIP Conifer, LLC, dated as of August 4, 2008, by and between PRIP 3383, LLC and FPA Conifer Investors, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.41	Multifamily Note effective as of August 5, 2008 made by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.42	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, effective as of August 5, 2008, by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.43	Guaranty, dated August 5, 2008, by Gregory A. Fowler in favor Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.44	Repair Escrow Agreement, dated as of August 5, 2008, by and between FPA/PRIP Conifer, LLC and the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.45	Purchase and Sale Agreement, dated as of September 9, 2008, by and between MIREF Governor Finance, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.46	First Amendment to Real Estate Purchase and Sale Agreement, dated as of October 23, 2008, by and between MIREF Governor Park, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.47	Assignment and Assumption of Agreement of Purchase and Sale, dated as of September 25, 2008, by and between Fowler Property Acquisitions, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.48	Operating Agreement of FPA/PRIP Governor Park, LLC, dated as of December 19, 2008, by and between PRIP 5060/6310, LLC and FPA Governor Park Investors, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.49	Master Lease Agreement, dated as of December 20, 2008, by and between FPA Governor Park Associates, LLC and Trinity Property Consultants, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.50	Promissory Note secured by Deed of Trust effective as of December 19, 2008 made by FPA Governor Park Associates, LLC in favor of MIREF Governor Finance, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.51	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing), effective as of December 19, 2008, by FPA Governor Park Associates, LLC for the benefit of MIREF Governor Finance, LLC (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.52	Guaranty, dated December 19, 2008, by Gregory A. Fowler in favor MIREF Governor Finance, LLC (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.53	First Amendment to Limited Liability Company Agreement of FPA/PRIP Governor Park, LLC, dated as of March 25, 2009, by and between FPA Governor Park Investors, LLC and PRIP 5060/6310, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 27, 2009 and incorporated herein by reference).

10.54	First Amendment to Lease, dated as of March 25, 2009, by and between FPA Governor Park Associates, LLC and Trinity Property Consultants, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 27, 2009 and incorporated herein by reference).

10.55	Real Estate Sale Agreement, dated as of June 8, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.56	Reinstatement of and First Amendment to Real Estate Sale Agreement dated as of July 23, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.57	Second Amendment to Real Estate Sale Agreement dated as of August 6, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.58	Third Amendment to Real Estate Sale Agreement dated as of August 11, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.59	Fourth Amendment to Real Estate Sale Agreement dated as of August 12, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on October 7, 2009).

10.60	Fifth Amendment to Real Estate Sale Agreement dated as of August 13, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.61	Sixth Amendment to Real Estate Sale Agreement dated as of September 1, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.62	Seventh Amendment to Real Estate Sale Agreement dated as of September 22, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.63	Assignment of Real Estate Agreement, dated as of September 14, 2009, by and between Northview Realty Group, Inc. and Evergreen at Lofton Place, LLC (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.64	Operating Agreement of Evergreen at Lofton Place, LLC, dated as of October 1, 2009, by and among PRIP Lofton, LLC, NVR Lofton Place, LP and BH Lofton, LLC (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference)

10.65	Multifamily Note effective as of October 1, 2009 made by Evergreen at Lofton Place, LLC in favor of CWCapital LLC (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.66	Multifamily Mortgage, Assignment of Rents and Security Agreement, effective as of October 1, 2009, by Evergreen at Lofton Place, LLC in favor of CWCapital LLC (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.67	Guaranty, dated October 1, 2009, by Charles M. Thompson in favor of CWCapital LLC (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

21	List of subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: March 19, 2010	By:	/S/ WHITNEY A. GREAVES
Whitney A. Greaves
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ WHITNEY A. GREAVES Whitney A. Greaves	President and Chief Executive Officer (Principal Executive Officer)	March 19, 2010

/S/ MICHAEL B. LENARD Michael B. Lenard	Executive Vice President, Secretary, Counselor and Director	March 19, 2010

/S/ JOHN A. GERSON John A. Gerson	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 19, 2010

/S/ JAMES R. WORMS James R. Worms	Chairman of the Board	March 19, 2010

/S/ HAROLD H. GREENE Harold H. Greene	Director	March 19, 2010

/S/ HARVEY LENKIN Harvey Lenkin	Director	March 19, 2010

/S/ MICHAEL L. MEYER Michael L. Meyer	Director	March 19, 2010

Christopher H. Volk	Director	March 19, 2010

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Registrant’s Prospectus on July 28, 2008 and incorporated herein by reference).

4.2	Paladin Realty Income Properties, Inc. Amended and Restated Distribution Reinvestment Plan (filed as Appendix C to the Registrant’s Prospectus on July 28, 2008 and incorporated herein by reference).

10.1	Second Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P., dated February 6, 2008.

10.2	Fourth Amended and Restated Advisory Agreement dated July 28, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 30, 2009 and incorporated herein by reference).

*10.3	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q on May 13, 2005 and incorporated herein by reference).

10.4	Purchase Agreement and Amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.5	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC, dated October 31, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.6	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.7	Membership Interest Purchase and Sale Agreement by and among PRIP 3700, LLC, Bradley B. Chambers, Buckingham Investment Corporation and Springhurst Housing Partners, LLC, dated as of May 10, 2006 (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K on May 12, 2006 and incorporated herein by reference).

10.8	Amended and Restated Operating Agreement of Springhurst Housing Partners, LLC, dated June 1, 2006, by and between PRIP 3700, LLC and Buckingham Springhurst, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference).

10.9	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of June 1, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference).

10.10	Membership Interest Purchase and Sale Agreement by and between Shiloh Housing Partners II, LLC and Glenwood Housing Partners I, LLC, dated as of December 1, 2006 (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.11	Amended and Restated Operating Agreement of Glenwood Housing Partners I, LLC by and between PRIP 10637, LLC and Shiloh Crossing Partners II, LLC, dated as of December 1, 2006 (filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.12	Note for loan of $2,000,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.13	Note for loan of $1,100,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.14	Phase II Options Agreement by and between Glenwood Housing Partners II, LLC and PRIP 10637, LLC, dated as of December 1, 2006 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.15	Purchase and Sale Agreement by and between Pinehurst Associates, LLC and KC Pinehurst Associates, LLC dated as of July 2, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 9, 2007 and incorporated herein by reference).

10.16	Operating Agreement of KC Pinehurst Associates, LLC, dated as of September 13, 2007, by and among PRIP 500, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.18 to the Registrant’s on Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.17	Assumption Agreement dated September 13, 2007 by and among Pinehurst Associates, LLC, KC Pinehurst Associates, LLC, Federal Home Loan Mortgage Corporation and Robert E. Spielman (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.18	Promissory Note dated December 6, 2005 executed by KC Pinehurst Associates, LLC and payable to NorthMarq Capital, Inc. (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.19	Multi-family Deed of Trust, Assignment of Rents and Security Agreement, dated December 6, 2005 by Pinehurst Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.20	Guaranty, dated September 13, 2007, by James E. Lippert in favor of the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.21	Guaranty, dated December 6, 2006, by Robert E. Spielman in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007).

10.22	Purchase and Sale Agreement by and between Pheasant Run Apts, LS, Limited Partnership and KC Pheasant Associates, LLC dated as of August 2, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 8, 2007 and incorporated herein by reference).

10.23	Operating Agreement of KC Pheasant Associates, LLC, dated as of September 25, 2007, by and among PRIP 1102, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.24	Multifamily Note effective as of September 26, 2007 made by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.25	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of September 26, 2007 by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.26	Purchase and Sale Agreement, dated as of January 11, 2008, by and between The Retreat, LLC and KC Retreat Associates, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.27	Operating Agreement of KC Retreat Associates, LLC, dated as of January 11, 2008, by and among PRIP 11128, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.28	Multifamily Note, effective as of January 11, 2008, made by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.29	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of January 11, 2008, by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.30	Guaranty, dated January 11, 2008, by James E. Lippert in favor NorthMarq Capital, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.31	Repair Escrow Agreement, dated as of January 11, 2008, by and between KC Retreat Associates, LLC and NorthMarq Capital, Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.32	Amended and Restated Operating Agreement of Park Hill Partners I, LLC, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.1 to the Company’s on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.33	Contribution Agreement, dated as of April 7, 2007, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.34	Multifamily Note, effective as of November 30, 2007, made by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference)

10.35	Multifamily Deed of Trust, Assignment of Rents and Securities Agreement, effective as of November 30, 2007, by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.36	Guaranty, dated November 30, 2007, by James E. Lippert in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.37	Purchase and Sale Agreement, dated as of April 2, 2008, by and between Simpson Financing Limited Partnership and Fowler Property Acquisitions, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.38	Assignment and Assumption of Agreement of Purchase and Sale, dated as of May 22, 2008, by and between Fowler Property Acquisitions, LLC and FPA Conifer Associates, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.39	Amendment to Assignment and Assumption of Agreement of Purchase and Sale, dated as of July 27, 2008, by and between Fowler Property Acquisitions, LLC and FPA/PRIP Conifer, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.40	Operating Agreement of FPA/PRIP Conifer, LLC, dated as of August 4, 2008, by and between PRIP 3383, LLC and FPA Conifer Investors, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.41	Multifamily Note effective as of August 5, 2008 made by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.42	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, effective as of August 5, 2008, by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.43	Guaranty, dated August 5, 2008, by Gregory A. Fowler in favor Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.44	Repair Escrow Agreement, dated as of August 5, 2008, by and between FPA/PRIP Conifer, LLC and the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.45	Purchase and Sale Agreement, dated as of September 9, 2008, by and between MIREF Governor Finance, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.46	First Amendment to Real Estate Purchase and Sale Agreement, dated as of October 23, 2008, by and between MIREF Governor Park, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.47	Assignment and Assumption of Agreement of Purchase and Sale, dated as of September 25, 2008, by and between Fowler Property Acquisitions, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.48	Operating Agreement of FPA/PRIP Governor Park, LLC, dated as of December 19, 2008, by and between PRIP 5060/6310, LLC and FPA Governor Park Investors, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.49	Master Lease Agreement, dated as of December 20, 2008, by and between FPA Governor Park Associates, LLC and Trinity Property Consultants, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.50	Promissory Note secured by Deed of Trust effective as of December 19, 2008 made by FPA Governor Park Associates, LLC in favor of MIREF Governor Finance, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.51	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing), effective as of December 19, 2008, by FPA Governor Park Associates, LLC for the benefit of MIREF Governor Finance, LLC (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.52	Guaranty, dated December 19, 2008, by Gregory A. Fowler in favor MIREF Governor Finance, LLC (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.53	First Amendment to Limited Liability Company Agreement of FPA/PRIP Governor Park, LLC, dated as of March 25, 2009, by and between FPA Governor Park Investors, LLC and PRIP 5060/6310, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 27, 2009 and incorporated herein by reference).

10.54	First Amendment to Lease, dated as of March 25, 2009, by and between FPA Governor Park Associates, LLC and Trinity Property Consultants, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 27, 2009 and incorporated herein by reference).

10.55	Real Estate Sale Agreement, dated as of June 8, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.56	Reinstatement of and First Amendment to Real Estate Sale Agreement dated as of July 23, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.57	Second Amendment to Real Estate Sale Agreement dated as of August 6, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.58	Third Amendment to Real Estate Sale Agreement dated as of August 11, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.59	Fourth Amendment to Real Estate Sale Agreement dated as of August 12, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on October 7, 2009).

10.60	Fifth Amendment to Real Estate Sale Agreement dated as of August 13, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.61	Sixth Amendment to Real Estate Sale Agreement dated as of September 1, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.62	Seventh Amendment to Real Estate Sale Agreement dated as of September 22, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.63	Assignment of Real Estate Agreement, dated as of September 14, 2009, by and between Northview Realty Group, Inc. and Evergreen at Lofton Place, LLC (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.64	Operating Agreement of Evergreen at Lofton Place, LLC, dated as of October 1, 2009, by and among PRIP Lofton, LLC, NVR Lofton Place, LP and BH Lofton, LLC (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference)

10.65	Multifamily Note effective as of October 1, 2009 made by Evergreen at Lofton Place, LLC in favor of CWCapital LLC (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference)

10.66	Multifamily Mortgage, Assignment of Rents and Security Agreement, effective as of October 1, 2009, by Evergreen at Lofton Place, LLC in favor of CWCapital LLC (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.67	Guaranty, dated October 1, 2009, by Charles M. Thompson in favor of CWCapital LLC (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

21	List of subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Paladin Realty Income Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Paladin Realty Income Properties, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paladin Realty Income Properties, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for acquisition-related costs effective January 1, 2009 to expense such costs as a result of the adoption of FASB ASC 805-10-25, Business Combinations.

/s/ KPMG LLP

New York, New York

March 19, 2010

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
ASSETS

Real Estate:
Building and improvements	$121,691,321	$98,923,969
Land	33,010,100	27,320,704
Furniture, fixtures and equipment	4,231,440	3,446,784
In-place leases	1,809,508	1,099,508
Tenant Improvements	720,366	17,888

	161,462,735	130,808,853
Less: Accumulated depreciation and amortization	(8,834,410)	(5,062,339)

Total real estate, net	152,628,325	125,746,514
Investment in real estate joint venture	1,547,042	1,613,889
Cash and cash equivalents	2,081,230	2,145,506
Restricted Cash	2,635,731	5,024,035
Prepaid insurance and other assets, net	2,039,274	1,536,375

TOTAL ASSETS	$160,931,602	$136,066,319

LIABILITIES AND EQUITY

Mortgages payable	$121,365,972	$98,729,308
Due to affiliates	2,313,166	832,954
Unaccepted subscriptions for common shares	316,826	184,500
Accrued expenses and other liabilities	2,561,896	3,112,268
Distributions payable	459,130	376,626

Total liabilities	127,016,990	103,235,656

Equity:
Company’s Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 4,488,725 shares and 3,687,656 shares issued and outstanding, respectively	44,887	36,876
Additional paid-in-capital	40,983,116	32,663,242
Treasury shares, at cost – 173,726 shares and 30,488 shares, respectively	(1,612,340)	(283,279)
Accumulated deficit and distributions	(14,834,259)	(7,869,801)

Total Company’s Equity	24,581,404	24,547,038

Noncontrolling interests	9,333,208	8,283,625

Total Equity	33,914,612	32,830,663

TOTAL LIABILITIES AND EQUITY	$160,931,602	$136,066,319

See accompanying notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Revenues
Rental Income	$14,065,270	$10,564,798	$5,072,207
Other Income	1,253,941	921,225	416,793
Interest Income	25,550	103,788	106,622

Total Revenues	15,344,761	11,589,811	5,595,622

Expenses
Property operating	6,671,206	4,332,542	1,732,394
Real property taxes	1,243,597	878,813	419,129
General and administrative	2,427,858	1,873,251	1,036,478
Interest expense, including amortization of deferred loan costs	6,554,831	4,430,622	2,357,226
Depreciation and amortization	3,812,064	2,764,030	1,678,196
Acquisition costs	973,047	—	—

Total Expenses	21,682,603	14,279,258	7,223,423

Loss before equity in earnings and noncontrolling interests	(6,337,842)	(2,689,447)	(1,627,801)
Equity in earnings from real estate joint venture	81,153	88,224	83,896

Net Loss	(6,256,689)	(2,601,223)	(1,543,905)
Noncontrolling interests	1,784,767	242,673	219,437

Net Loss Attributable to Company	$(4,471,922)	$(2,358,550)	$(1,324,468)

Net Loss per common share
Basic	$(1.09)	$(0.73)	$(0.75)

Diluted	$(1.09)	$(0.73)	$(0.75)

Weighted average number of common shares outstanding
Basic	4,086,673	3,219,095	1,758,564

Diluted	4,086,673	3,219,095	1,758,564

See accompanying notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2009, 2008 and 2007

	Company Stockholders
	Common Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Deficit and Dividends
	Common shares	Amount				Noncontrolling Interests	Total Equity
BALANCE, December 31, 2006	830,545	$8,305	—	$7,247,818	$(1,044,826)	$55,023	$6,266,320

Issuance of common shares	1,714,525	17,148	—	17,088,989	—	—	17,106,137
Treasury share purchased	(2,537)	(25)	(23,568)	—	—	—	(23,593)
Selling commissions and dealer manager fees	—	—	—	(1,604,634)	—	—	(1,604,634)
Offering costs	—	—	—	(534,637)	—	—	(534,637)
Contributions	—	—	—	—	—	129,574	129,574
Distributions	—	—	—	—	—	(16,802)	(16,802)
Share-based compensation expense	—	—	—	40,000	—	—	40,000
Dividends declared ($0.60)	—	—	—	—	(1,150,606)	—	(1,150,606)
Shares issued pursuant to Distribution Reinvestment Plan	62,953	627	—	626,288	—	—	626,915
Net Loss	—	—	—	—	(1,324,468)	(219,437)	(1,543,905)

BALANCE, December 31, 2007	2,605,486	26,055	(23,568)	22,863,824	(3,519,900)	(51,642)	19,294,769

Issuance of common shares	994,881	9,949	—	9,912,818	—	—	9,922,767
Treasury share purchased	(27,951)	(280)	(259,711)	—	—	—	(259,991)
Selling commissions and dealer manager fees	—	—	—	(943,952)	—	—	(943,952)
Offering costs	—	—	—	(329,620)	—	—	(329,620)
Contributions	—	—	—	—	—	8,826,659	8,826,659
Distributions	—	—	—	—	—	(248,719)	(248,719)
Share-based compensation expense	—	—	—	36,822	—	—	36,822
Dividends declared ($0.60)	—	—	—	—	(1,991,351)	—	(1,991,351)
Shares issued pursuant to Distribution Reinvestment Plan	115,240	1,152	—	1,123,350	—	—	1,124,502
Net Loss	—	—	—	—	(2,358,550)	(242,673)	(2,601,223)

BALANCE, December 31, 2008	3,687,656	36,876	(283,279)	32,663,242	(7,869,801)	8,283,625	32,830,663

Issuance of common shares	804,083	8,041	—	7,987,738	—	—	7,995,779
Treasury share purchased	(143,238)	(1,432)	(1,329,061)	—	—	—	(1,330,493)
Selling commissions and dealer manager fees	—	—	—	(715,868)	—	—	(715,868)
Offering costs	—	—	—	(282,731)	—	—	(282,731)
Contributions	—	—	—	—	—	2,972,417	2,972,417
Distributions	—	—	—	—	—	(138,067)	(138,067)
Dividends declared ($0.60)	—	—	—	—	(2,492,536)	—	(2,492,536)

	Company Stockholders
	Common Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Deficit and Dividends
	Common shares	Amount				Noncontrolling Interests	Total Equity
Shares issued pursuant to Distribution Reinvestment Plan	140,224	1,402	—	1,330,735	—	—	1,332,137
Net Loss	—	—	—	—	(4,471,922)	(1,784,767)	(6,256,689)

BALANCE, December 31, 2009	4,488,725	$44,887	(1,612,340)	$40,983,116	$(14,834,259)	$9,333,208	$33,914,612

See accompanying notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,256,689)	$(2,601,223)	$(1,543,905)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Equity in earnings from real estate joint venture	(81,153)	(88,224)	(83,896)
Distributions from real estate joint venture	81,153	88,224	83,896
Depreciation and amortization expense	3,812,064	2,764,030	1,678,196
Amortization of deferred loan costs	249,108	77,995	83,664
Amortization of deferred compensation	—	36,822	40,000
Changes in operating assets and liabilities:
Increase in restricted cash	(261,418)	(245,763)	(98,445)
Increase in prepaid insurance and other assets	(209,481)	(147,871)	(68,815)
Increase in due to affiliates	1,587,086	890,393	15,727
Increase in accrued expenses and other liabilities	994,943	550,245	118,959

Net cash (used in) provided by operating activities	(84,387)	1,324,628	225,381

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for real estate and improvements	(32,494,587)	(67,145,384)	(11,581,949)
Decrease (increase) in restricted cash	2,782,048	(3,475,780)	(179,750)
Decrease in due to affiliates	—	—	(578,498)
Distributions from real estate joint venture in excess of equity in earnings	66,847	52,376	82,604

Net cash used in investing activities	(29,645,692)	(70,568,788)	(12,257,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	22,708,779	50,667,612	6,250,000
Payments on mortgage payable	(72,115)	(67,429)	(16,638)
Payments on notes payable to affiliates	—	—	(3,800,000)
Deferred loan costs	(287,393)	(522,935)	(94,833)
(Increase) decrease in restricted cash	(132,326)	25,710	(738,210)
Proceeds from issuance of common shares	7,995,779	9,922,767	17,106,137
Treasury shares purchased	(1,330,231)	(259,991)	(23,593)
Increase (decrease) in unaccepted subscriptions for common stock	132,326	(25,710)	188,210
Selling commissions and dealer manager fees	(715,868)	(943,952)	(1,604,634)
Offering costs	(282,731)	(329,620)	(534,637)
(Increase) decrease in due from affiliates	(106,874)	868,977	(1,217,400)
Distributions paid	(1,077,893)	(753,653)	(343,022)
Contributions from noncontrolling interests	2,972,417	8,826,659	129,574
Distributions to noncontrolling interests	(138,067)	(249,706)	(14,036)

Net cash provided by financing activities	29,665,803	67,158,729	15,286,918

Net (decrease) increase in cash and cash equivalent	(64,276)	(2,085,431)	3,254,706
Cash and cash equivalents – beginning of year	2,145,506	4,230,937	976,231

Cash and cash equivalents – end of year	$2,081,230	$2,145,506	$4,230,937
Supplemental disclosure of non-cash investing and financing activities
Mortgage loan assumed in connection with purchase of real estate	$—	$4,250,000	$4,795,763
Distributions payable	$459,130	$376,626	$263,426
Common stockholders distributions reinvested in accordance with Distribution Reinvestment Plan	$1,332,137	$1,124,502	$626,915
Expenditures for real estate and improvements accrued but unpaid	$109,375	$1,654,690	$—
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,243,358	$4,119,045	$2,245,569

See accompanying notes to consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. As of December 31, 2009, we owned interests in 11 joint ventures that own 12income-producing properties.

	Location	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	266 Units

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Lofton Place Apartments	Tampa, Florida	1988	280 Units

Beechwood Garden Apartments	Philadelphia, PA	1967; renovated in 2003 and 2004	160 Units

Industrial

801 Fiber Optic Drive	North Little Rock, Arkansas	2001	56,336 Sq. Ft.

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

Paladin REIT intends to invest in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include loans on real property such as first mortgage loans and mezzanine loans. Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an amended and restated advisory agreement, dated as of July 28, 2009 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real property investments and real estate related investments it makes, subject to oversight by the board of directors of Paladin REIT. Paladin Advisors also provides marketing, sales, and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Offering terminated on July 28, 2008 in connection

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

with the commencement of Paladin REIT’s follow-on offering (the “Follow-On Offering” and collectively with the Initial Offering, the “Offerings”) on July 28, 2008. As of December 31, 2009, Paladin REIT had received proceeds of $46,245,054 for 4,649,951 shares in the Offerings.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of December 31, 2009 and December 31, 2008, Paladin Advisors held a 0.4% and 0.5% limited partnership interest, respectively, and Paladin REIT held a 99.6% and 99.5% general partnership interest, respectively, in Paladin OP.

2. Summary of Significant Accounting Policies

Principles of Reporting and Use of Estimates

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

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (Codification) was released on July 1, 2009. The Codification became the exclusive authoritative reference for non-governmental GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009. The FASB divided non-governmental GAAP into the authoritative codification and guidance and nonauthoritative guidance. The Codification supersedes all existing accounting and reporting standards. All other non-grandfathered accounting literature not included in the Codification has become nonauthoritative. Although the Codification did not change GAAP, it did change the way the Company refers to GAAP throughout the consolidated financial statements.

Revenues are recognized as earned and expenses are recognized as incurred.

Risks and Uncertainties

The Company is operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by the lack of liquidity in financial markets, declines in real estate values and the reduction in the willingness of financial institutions to make new loans and refinance or extend existing loans on similar terms and conditions. As a result of the general economic environment, continued deteriorating conditions in the real estate industry and the capital markets, the Company re-evaluated the carrying value of its real estate assets for potential impairment and determined there was no impairment.

Noncontrolling Interest

Background

Effective January 1, 2009, the Company adopted new guidance on noncontrolling interests. The new guidance establishes requirements for ownership interests in subsidiaries held by parties other than the Company (previously referred to as a minority interest). Noncontrolling interests are presented and disclosed as a separate component of equity (not as a liability or other item outside of permanent equity). Consolidated net income includes the noncontrolling interest’s share of income. The calculation of earnings per share continues to be based on income amounts attributable to the parent. All changes in the parent’s ownership interest in a subsidiary are accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary.

Presentation

As of December 31, 2009 and 2008, the Company’s noncontrolling interests are comprised of the ownership interests of the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements. Balances attributable to these noncontrolling interests, including amounts previously included in Prepaid Insurance and Other Assets, were reclassified to become a separate component of equity as of all dates presented. Also, consolidated net income was reclassified to include the amounts attributable to the

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

noncontrolling interests. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity. As of December 31, 2009 and 2008, balances attributed to noncontrolling interests were also reclassified to become a separate component of equity, and the deficit balance represents the joint venture partners’ obligation to fund the operating cash deficit in the joint venture entity.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding impairments. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions. There were no impairment charges taken for the three years ended December 31, 2009.

Real Estate and Depreciation

Land is carried at cost. Building and improvements, furniture, fixtures, and equipment, in-place leases, and tenant improvements are stated at cost, less accumulated depreciation. The Company allocates the purchase price of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating the purchase price to an acquired property, the Company allocates the purchase price to the estimated value of the land, building, and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. In some circumstances, the Company engages real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however, the Company is ultimately responsible for the purchase price allocation. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The Company depreciates the buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the buildings and improvements and from 5 to 7 years for furniture, fixtures and equipment, using the straight line basis. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from 3 to 24 months, using the straight line basis. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

Effective January 1, 2009, the Company expenses acquisition costs for future investment property acquisitions to record the acquisition at its fair value. Prior to January 1, 2009, the Company capitalized all acquisitions costs as part of the value of the investment property as an addition to building and improvements.

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review the Company’s investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. If the sum of the expected future cash flows (undiscounted and without interest) is less than the Company’s carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Investments

The Company evaluates whether it has a controlling financial interest in an entity through voting rights or other means and accordingly, if it should consolidate the entity. If the Company determines that the joint venture is a variable interest entity (“VIE”), the Company assesses the terms of its interest in the entity to determine it is the primary beneficiary. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of the expected residual returns, or both, as a result of holding variable interests. Variable interests are the ownership, contractual, or other economic interests in an entity that change with the changes in the value of the entity’s net assets excluding variable interests.

For a joint venture investment which is not a VIE, the Company considers other relevant accounting literature including the equity method of accounting for investments in common stock, accounting for investments in real estate ventures and accounting guidance related to general partners to determine the method of accounting for each of the partially-owned entities. In accordance with the above pronouncements, the Company determines whether it should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not the Company exercises control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of the Company’s partners. To the extent that the Company is deemed to control these entities, these entities will be consolidated.

As of December 31, 2009, Paladin OP held a 70% ownership interest in Springhurst Housing Partners, LLC (“Springhurst”), an 83% ownership interest in Glenwood Housing Partners I, LLC (“Glenwood”), a 97.5% ownership interest in KC Pinehurst Associates, LLC (“KC Pinehurst”), a 97.5% ownership interest in KC Pheasant Associates, LLC (“KC Pheasant”), a 97.5% interest in KC Retreat Associates, LLC (“KC Retreat”), a 49% interest in Park Hill Partners I, LLC (“Park Hill Partners”), a 42.5% ownership interest in FPA/PRIP Conifer, LLC (“FPA/PRIP Conifer”), a 47.65% ownership interest in FPA/PRIP Governor Park, LLC (“FPA/PRIP Governor Park”), a 60% ownership interest in Evergreen at Lofton Place, LLC (“Evergreen at Lofton”), a 82.3% ownership interest in Morgan Beechwood, LLC (“Morgan Beechwood”) and a 74% ownership interest in PRIP 801, LLC, as described in Note 3. Paladin REIT has determined that Paladin OP and the entities in which it has invested are not VIEs. Paladin REIT consolidates Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant, KC Retreat, Evergreen at Lofton and Morgan Beechwood, as it is the majority owner and exercises control over all significant decisions. Paladin REIT also consolidates Park Hill Partners, FPA/PRIP Conifer and FPA/PRIP Governor Park because it holds a significant ownership interest and exercises control over all significant decisions. Paladin REIT accounts for its investment in PRIP 801, LLC, under the equity method of accounting, as the other member has substantive participating rights as defined in EITF 04-5 and SOP 78-9. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions. Distributions received up to the amount of earnings are considered as distributions from operations and any excess amount of distributions are considered a return of capital.

On a periodic basis the Company will evaluate whether there are any indicators that the value of its investments in partially-owned entities accounted for by the equity method are impaired. An investment is impaired if the Company’s estimate of the fair value of the investment is less than the carrying amount. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. The ultimate realization of the Company’s investment in partially-owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially-owned entity is other-than-temporary, then the Company would record an impairment charge.

Deferred Loan Costs

Loan costs are capitalized and amortized using the effective interest method over the life of the related loan. The amortization is recorded as a component of interest expense.

Revenue Recognition

The Company primarily leases residential apartments to tenants under non-cancellable operating leases with terms ranging from 3 to 24 months. The Company also leases commercial space to tenants with lease terms extending to 2015. Rental income related to leases is recognized in the period earned over the lease term.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

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

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and Paladin REIT receives the subscription proceeds. Restricted cash included $316,826 and $184,500 as of December 31, 2009 and 2008, respectively, for subscription proceeds that were held in escrow. At December 31, 2009 and 2008, restricted cash also included $1,768,905 and $4,289,535, respectively, held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders. At December 31, 2009 and 2008, restricted cash also included $550,000 held in a restricted account as collateral for a letter of credit in connection with the acquisition of 801 Fiber Optic Drive as described in Note 3.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the years ended December 31, 2009, 2008 and 2007 in the accompanying consolidated financial statements.

The Company uses a more-likely-than-not threshold for recognition and decrecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2009, 2008 and 2007.

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

December 31, 2009 and 2008

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

Paladin Advisors must reimburse the excess expenses to the Company within 60 days after the end of each fiscal quarter unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any Expense Period for which the independent directors approve total operating expenses in excess of the 2%/25% Rule, Paladin REIT will send its stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer the reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates.

Per Share Data

The Company presents both basic and diluted loss per share (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to independent directors. At December 31, 2009 and 2008, all shares were fully vested. There were 4,000 unvested restricted shares for the year ended December 31, 2007, but are excluded from the calculation as their effect would be antidilutive. All shares have fully vested as of December 2, 2008.

Unaccepted Subscriptions for Common Stock

Unaccepted subscriptions for shares of our common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of December 31, 2009 and 2008.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, other assets, distributions payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of December 31, 2009, the mortgage loans payable had an estimated fair value of approximately $126.9 million compared to the carrying value of $121.4 million. As of December 31, 2008, the mortgage loans payable had an estimated fair value of approximately $97.9 million compared to the carrying value of $98.7 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of December 31, 2009 and 2008.

Share-based Compensation

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

The Company records compensation expense for the restricted common stock. Compensation expense for common stock unvested at March 21, 2006 was based on the grant date fair value of the common stock and was recognized using the straight-line attribution method, assuming no forfeitures. For the years ended December 31, 2009 and 2008, the Company recorded $0 and $36,822, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. Total unamortized compensation costs on non-vested shares at December 31, 2009 and 2008 is $0.

As of December 31, 2009 and 2008, all 12,000 shares have vested. There have been no forfeitures as of December 31, 2009 and 2008.

Reportable Segments

Management has determined that the Company has one reportable segment, which owns interests in real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of December 31, 2009, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued revised guidance on business combination, which requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. Under the revised guidance, all business combinations will be accounted for by applying the acquisition method. This guidance is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited and will be applied to business combinations occurring after the effective date. The Company has adopted the revised guidance effective January 1, 2009. The adoption of this guidance materially impacted the Company’s financial results to the extent that the Company acquired significant amounts of real estate, as related acquisition costs are expensed as incurred compared to the previous practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued guidance, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. A parent deconsolidates a subsidiary as of the date the parent ceases to have a controlling financial interest in the subsidiary. If a parent retains a non-controlling equity investment in the former subsidiary, that investment is measured at its fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the non-controlling equity investment. This guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the controlling (parent) and the non-controlling owners of a subsidiary. This includes a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The retroactive adoption of this guidance resulted in a revised presentation of noncontrolling interest on the consolidated balance sheets and statements of equity.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth (a) the period after the balance sheet date during which an entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance does not result in significant changes in the subsequent events an entity reports, either through recognition or disclosure, in the financial statements. It became effective for interim and annual periods after June 15, 2009. The adoption of this guidance did not have any effect on our financial condition, results of operations or financial statement disclosures.

In June 2009, Subtopic 810 of the FASB Codification was updated to amend the guidance related to the consolidation of VIEs. It requires reporting entities to evaluate former qualifying special purpose entities (“QSPEs”) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The update to Subtopic 810-10 requires additional year-end and interim disclosures for public and nonpublic companies. The update to Subtopic 810-10 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for the Company), and for subsequent interim and annual reporting periods. All QSPEs and entities currently subject to Subtopic 810-10 will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated balance sheet and results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). The guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that the guidance will have a material impact on our financial condition, results of operations or financial statement disclosures.

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

In October 2009, the FASB issued amendments to the accounting and disclosure requirements for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. We do not expect that the guidance will have a material impact on our financial condition, results of operations or financial statement disclosures.

3. Investments

Investments in Real Estate

Conifer Crossing

On August 25, 2009, the Company’s board of directors approved an additional capital contribution to FPA PRIP Conifer, LLC, which owns Conifer Crossing in the amount of $255,191, which was funded to the joint venture on September 3, 2009.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Lofton Place Apartments

On October 1, 2009, a wholly-owned subsidiary of Paladin OP, PRIP Lofton, LLC entered into a joint venture, Evergreen at Lofton Place, LLC (“Evergreen at Lofton”) with NVR Lofton Place (“NVR”) and BH Lofton, LLC (“BH Lofton”) to acquire Lofton Place Apartments located at 5412 Deerbrook Creek Circle, Tampa, Florida (“Lofton Place Apartments”). Together NVR and BH Lofton are referred to as the “Northview Members”. Through PRIP Lofton, LLC, the Company holds a 60.0% membership interest in Evergreen. Lofton Place Apartments is a 280-unit multifamily rental community built in 1988. Including funds earmarked for renovation and closing costs, the total capitalization for this investment was approximately $17,000,000. Evergreen at Lofton acquired the property for a fair value of $16,000,000 from a third party. For financial reporting purposes the purchase price was allocated approximately $3,600,000 to land, approximately $11,740,000 to building and improvements, approximately $476,000 to furniture, fixtures and equipment and approximately $460,000 to in-place leases. There were no liabilities acquired in this transaction. Evergreen at Lofton secured a mortgage loan of $12,000,000 to finance the acquisition. The Company contributed $3,000,000 in capital and the remaining $2,000,000 was contributed by the Northview Members. All of the $12,000,000 in loan proceeds were funded at closing. Of the funded capital contributions, approximately $448,700 will be used to fund selected capital improvements. Closing costs equaled approximately $197,000. The Company paid an acquisition fee to Paladin Advisors of $153,000 and an annual asset management fee to Paladin Advisors of $30,600 in connection with the Lofton Place Apartments investment.

The operating agreement for Evergreen at Lofton provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 10.0% per annum on its invested equity. Next, each of the Northview Members will receive a 10.0% pro rata return per annum on its invested equity. Third, cash flow distributions will be split pro rata between the members until each of the members has received a 12.0% return annually. Thereafter, distributions will be split 50.0% to the Company and 50.0% to the Northview Members collectively, except upon the occurrence of certain events. Upon a capital event, distributions of residual proceeds will be split pro rata up to a 15.0% internal rate of return to each of the members. Next, the distributions will be split 50.0% to the Company and 50.0% to the Northview Members collectively until each member has received an 18.0% internal rate of return, except upon the occurrence of certain events. Thereafter, distributions will be split 40.0% to the Company and 60.0% to the Northview Members, except upon the occurrence of certain events. The operating agreement also provides the Company with majority voting rights with respect to all major decisions of the Joint Venture. The Northview Members are not affiliated with the Company or any of its affiliates.

The going-in capitalization rate for Lofton Place Apartments was 9.0%. Capitalization rates represent a widely followed measure of initial yield on investment. A capitalization rate is determined by dividing a “net income” numerator by an “investment” denominator; however, both the net income and the investment are subject to interpretation and may be calculated in different ways. To determine our capitalization rate, we used trailing 12-month net operating income (through September 30, 2009) for our numerator, and the $16,000,000 contract purchase price for our denominator.

Beechwood Garden Apartments

On December 16, 2009, a wholly-owned subsidiary of Paladin OP, PRIP Beechwood, LLC entered into a joint venture, Morgan Beechwood, LLC (“Morgan Beechwood”) with Morgan Philadelphia Realty, LLC (“Morgan Philadelphia”) to acquire Beechwood Garden Apartments located at 9805 Haldeman Avenue, Philadelphia, Pennsylvania. The Company holds an 82.3% membership interest in Morgan Beechwood. Beechwood Garden Apartments is a 160-unit multifamily rental community built in 1967 and renovated in 2003 and 2004. Including funds earmarked for renovation and closing costs, the total capitalization for this investment was approximately $11,761,000. Morgan Beechwood acquired the property for a fair value of $10,500,000 from a third party. For financial reporting purposes the purchase price was allocated approximately $2,090,000 to land, approximately $8,160,000 to building and improvements and approximately $250,000 to in-place leases. There were no liabilities acquired in this transaction. Morgan Beechwood secured a mortgage loan of $8,661,000 to finance the acquisition. The Company contributed $2,550,000 in capital and the remaining $550,000 was contributed by Morgan Philadelphia. All of the $8,661,000 in loan proceeds were funded at closing. Closing costs equaled approximately $478,000. The Company paid an acquisition fee to Paladin Advisors of $145,116 and an annual asset management fee to Paladin Advisors of $29,016 in connection with the Beechwood Gardens Apartment investment.

The operating agreement for Morgan Beechwood provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 10.0% per annum on its invested equity. Next, Morgan Philadelphia will receive a 10.0% pro rata return per annum on its invested equity. Third, cash

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

flow distributions will be split pro rata in accordance with their ownership interest. Upon a capital event, distributions will first be split pro rata in accordance with each member’s ownership interest until each member has received its initial investment back. Next, distributions will be split pro rata between the members until each of the members has received a 12.0% return annually. Thereafter, distributions will be split 50.0% to the Company and 50.0% to Morgan Beechwood.

The capitalization rate for Beechwood Gardens Apartments was 7.8% at the time of acquisition. To determine our capitalization rate, we used trailing 12-month net operating income (through October 31, 2009) for our numerator, and the $10,500,000 contract purchase price for our denominator.

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2009 and January 1, 2008 for purposes of the 2009 and 2008 pro forma disclosures, respectively, are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions occurred on January 1, 2009 and January 1, 2008, respectively, and may not be indicative of future operating results:

	Pro-forma 12/31/2009	Pro-forma 12/31/2008
Revenues	$19,042,432	$16,152,250
Net loss attributable to Company	(4,807,351)	(2,616,750)
Net loss per common share, basic and diluted	$(1.18)	$(0.81)
Weighted average number of common shares outstanding	4,086,673	3,219,095

Other

	Paladin OP Ownership %	Property	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Springhurst Housing Partners, LLC	70.0%	Champion Farms Apartments	2000	264 Units

Glenwood Housing Partners I, LLC	83.0%	Fieldstone Apartments	2001	266 Units

KC Pinehurst Associates, LLC	97.5%	Pinehurst Apartment Homes	1986 and 1988; renovated in 2006	146 Units

KC Pheasant Associates, LLC	97.5%	Pheasant Run Apartments	1985; renovated in 2003 and 2004	160 Units

KC Retreat Associates, LLC	97.5%	The Retreat Apartments	1984; renovated in 2004 and 2005	342 Units

Park Hill Partners I, LLC	49.0%	Hilltop Apartments	1986	124 Units

FPA/PRIP Conifer, LLC	42.5%	Conifer Crossing	1981	420 Units

Office

FPA/PRIP Governor Park, LLC	47.65%	Two and Five Governor Park	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

In connection with Paladin OP’s acquisition of its interest in Springhurst Housing Partners, LLC (“Springhurst”), Buckingham Springhurst, LLC was granted the right to require Paladin OP to purchase up to an additional 20% ownership interest in Springhurst from Buckingham Springhurst, LLC upon the occurrence of certain events and the achievement of certain financial benchmarks at Champion Farms Apartments at a cost of $67,500 per 1% of ownership interest. As of December 31, 2009, Paladin OP has not been required to purchase additional interests in Springhurst by Buckingham Springhurst, LLC.

In connection with Paladin OP’s acquisition of its interest in Glenwood Housing Partners I, LLC (“Glenwood”), Shiloh Crossing Partners II, LLC (“Shiloh II”) was granted the right to require Paladin OP to purchase up to an additional 25% ownership interest in Glenwood from Shiloh II upon the occurrence of certain events and the achievement of certain financial benchmarks at Fieldstone Apartments at a cost of $62,500 per 1% of ownership interest. On July 1, 2008, Paladin OP purchased an additional 18% interest in Glenwood from Shiloh II for $1,125,000. Paladin OP now holds an 83% ownership interest in Glenwood. Since July 1, 2008, Paladin OP has not been required to purchase additional interest in Glenwood.

Also in connection with Paladin OP’s initial acquisition of its interest in Glenwood, a wholly owned subsidiary of Paladin OP, PRIP 10637, LLC, entered into a Phase II Option Agreement (“Option Agreement”) with Glenwood Housing Partners II, LLC, an Indiana limited liability company (“Glenwood II”). Glenwood II owns a parcel of land adjacent to Fieldstone Apartments upon which it may construct 88 apartment units with an aggregate of 97,640 square feet of rentable space to be leased, managed and operated as Phase II of the Fieldstone Apartments. The Option Agreement grants PRIP 10637, LLC an ongoing option to purchase at least a 70% but not more than 90% beneficial ownership interest in Glenwood II or any affiliated entity that owns the parcel and developments thereon. PRIP 10637, LLC may exercise the option at any time after the completion of development and stabilization of the project. If exercised, the purchase price for the option interest will be determined by a formula that utilizes market-rate variables as of that future date. As of December 31, 2009, the option has not been exercised.

The operating agreements for both Springhurst and Glenwood provide that the Company will receive priority in distributions of operating cash flow until it has received at least 8.25% on its invested equity, after which its co-venture partners will receive distributions until they have reached the same 8.25% on their invested equity. Thereafter, operating cash flow will be distributed 50% to the Company and 50% to its co-venture partners. The operating agreements for both Springhurst and Glenwood also provide for priority distributions of sale proceeds, if any. First, the Company will receive a priority distribution equal to a return of its invested capital. Second, its co-venture partners will receive a distribution equal to their invested capital. Third, the Company will receive an amount that when added to all distributions of cash flow made to the Company during the life of its investment, is sufficient to generate an 11.5% internal rate of return on its invested capital. Fourth, the Company’s co-venture partners will receive an amount, that when added to all distributions of cash flow made to its co-venture partners during the life of their investment, is sufficient to generate an 11.5% internal rate of return on their invested capital. Fifth, any further sales proceeds will be distributed 50% to the Company and 50% to its co-venture partners.

The operating agreements for both KC Pinehurst Associates, LLC (“KC Pinehurst”) and KC Pheasant Associates, LLC (“KC Pheasant”) provide that the Company will receive priority in distributions of operating cash flow until it has received at least 9.0% on its invested equity, after which its co-venture partners will receive distributions until they have reached the same 9.0% on their invested equity. Thereafter, operating cash flow will be distributed 75% to the Company and 25% to its co-venture partners. The operating agreements for both KC Pinehurst and KC Pheasant also provide for priority distributions of sale proceeds, if any. First, the Company will receive a priority distribution equal to a return of its invested capital plus an amount that when added to all distributions of cash flow made to the Company during the life of its investment, is sufficient to generate a 12.0%

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

internal rate of return on its invested capital. Second, the Company’s co-venture partners will receive distributions that when added to all distributions of cash flow made to its co-venture partners during the life of their investment, is sufficient to generate a 12.0% internal rate of return on their invested capital. Third, any further sales proceeds will be distributed 50% to the Company and 50% to its co-venture partners.

The operating agreement for KC Retreat Associates, LLC (“KC Retreat”) provides that the Company will receive priority in distributions of operating cash flow until it has received at least 12.0% on its invested equity, after which its co-venture partners will receive distributions until they have reached the same 12.0% on their invested equity. Thereafter, operating cash flow will be distributed 50% to the Company and 50% to its co-venture partners. The operating agreement for KC Retreat also provides for priority distributions of sale proceeds, if any. First, the Company will receive a priority distribution equal to a return of its invested capital plus an amount that when added to all distributions of cash flow made to the Company during the life of its investment, is sufficient to generate a 12.0% internal rate of return on its invested capital. Second, the Company’s co-venture partners will receive distributions that when added to all distributions of cash flow made to its co-venture partners during the life of their investment, is sufficient to generate a 12.0% internal rate of return on their invested capital. Third, any further sales proceeds will be distributed 50% to the Company and 50% to its co-venture partners.

The operating agreement for Park Hill Partners I, LLC (“Park Hill”) provides that the Company will receive priority in distributions of operating cash flow until it has received at least 12.0% on its invested equity, after which its co-venture partners will receive distributions until they have reached the same 12.0% on their invested equity. Thereafter, operating cash flow will be distributed 49% to the Company and 51% to its co-venture partners. The operating agreement for Park Hill Partners also provides for priority distributions of sale proceeds, if any. First, the Company will receive a priority distribution equal to a return of its invested capital plus an amount that when added to all distributions of cash flow made to the Company during the life of its investment, is sufficient to generate a 12.0% internal rate of return on its invested capital. Second, the Company’s co-venture partners will receive distributions that when added to all distributions of cash flow made to the co-venture partners during the life of their investment, is sufficient to generate a 12.0% internal rate of return on their invested capital. Third, any further sales proceeds will be distributed 49% to the Company and 51% to its co-venture partners.

The operating agreement for FPA/PRIP Conifer, LLC (“FPA/PRIP Conifer”) provides that the Company will receive priority in distributions of operating cash flow until the Company has received at least 8.5% on its invested equity, after which the Company’s co-venture partner will receive distributions until the co-venture partner has reached the same 8.5% on its invested equity. If the Company’s pro rata distribution exceeds 9.0% in a calendar year, the Company will share 20% of its excess distributions with its co-venture partner as a cash flow bonus. The operating agreement also provides for distributions of sale proceeds, if any. First, the Company and the co-venture partner will receive a 100% return of our equity investments. Second, the Company and the co-venture partner will receive pro rata distributions until the Company and the co-venture partner each have received a 12.0% internal rate of return on their invested capital. Third, the Company will share its pro rata portion of fifty percent of the remaining distributions with the co-venture partner and the co-venture partner will receive all of the other fifty percent of the remaining distributions as incentive compensation.

The operating agreement for FPA/PRIP Governor Park, LLC (“FPA/PRIP Governor Park”) provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 9.0% on its invested equity and a fixed, priority 15.0% internal rate of return upon a capital event.

The Company consolidates Evergreen at Lofton, Morgan Beechwood, FPA/PRIP Governor Park, FPA/PRIP Conifer, Park Hill Partners, KC Retreat, KC Pinehurst, KC Pheasant, Springhurst and Glenwood.

The following table summarizes certain information related to the Company’s investments in real estate as of December 31, 2009:

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Total Costs
Property	Encumbrances	Land Acquired	Building & Improvements	Land Additions	Building & Improvements	Land Acquired	Building & Improvements	Accumulated Depreciation	Year Built	Year Acquired

Champion Farms Apartments	$16,350,000	$2,335,545	$17,856,281	$—	$65,925	$2,335,545	$17,922,206	$(1,429,670)	2000	2006

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Total Costs
Property	Encumbrances	Land Acquired	Building & Improvements	Land Additions	Building & Improvements	Land Acquired	Building & Improvements	Accumulated Depreciation	Year Built	Year Acquired

Fieldstone Apartments	16,500,000	1,446,033	18,548,780	78,750	1,197,521	1,524,783	19,746,301	(1,310,357)	2001	2006

Pinehurst Apartment Homes	4,639,581	1,230,000	5,865,966	—	—	1,230,000	5,865,966	(420,140)	1986	2007

Pheasant Run Apartments	6,250,000	1,120,000	7,393,945	—	161,344	1,120,000	7,555,289	(530,621)	1985	2007

Retreat Apartments	13,600,000	1,860,000	13,913,549	—	338,312	1,860,000	14,251,861	(1,062,435)	1984	2008

Hilltop Apartments	4,250,000	430,000	4,475,196	—	59,734	430,000	4,534,930	(231,164)	1986	2008

Conifer Apartments	28,700,000	13,721,349	17,154,149	—	5,953,292	13,721,349	23,107,441	(730,169)	1981	2008

Two and Five Governor Park (1)	10,415,391	5,099,027	8,107,703	—	700,758	5,099,027	8,808,461	(250,953)	1985 & 1989	2008

Lofton Place Apartments	12,000,000	3,600,000	11,464,057	—	274,205	3,600,000	11,738,262	(100,757)	1988	2009

Beechwood Garden Apartments	8,661,000	2,089,396	8,160,604	—	—	2,089,396	8,160,604	(12,873)	1967	2009

Total	$121,365,972	$32,931,350	$112,940,230	$78,750	$8,751,091	$33,010,100	$121,691,321	$(6,079,139)

The aggregate cost of the Company’s investments in real estate for federal income tax purposes is approximately $155.6 million (unaudited) as of December 31, 2009 and $126.1 million (unaudited) as of December 31, 2008.

Note (1) This investment consists of 2 office buildings.

The following reconciles the historical cost of the Company’s investments in real estate from January 1 to December 31, 2009 and 2008:

	2009	2008

Balance, beginning of year	$126,244,673	$55,858,032

Acquisitions	25,314,057	64,760,973

Land additions and improvements	3,142,691	5,625,668

Balance, end of year	$154,701,421	$126,244,673

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

The following table reconciles accumulated depreciation related to the Company’s investments in real estate from January 1 to December 31, 2009 and 2008:

	2009	2008

Balance, beginning of year	$3,263,729	$1,187,912

Depreciation expense	2,815,410	2,075,817

Balance, end of year	$6,079,139	$3,263,729

Depreciation of investments in real estate reflected in the statements of operations is calculated over the estimated lives of the buildings and improvements of 27 to 45 years.

The following reconciles in-place leases, net from January 1 to December 31, 2009 and 2008:

	2009	2008

Balance, beginning of year	$7,500	$179,792

In-place lease additions	710,000	30,000

Amortization expense	(132,917)	(202,292)

Balance, end of year	$584,583	$7,500

The remaining balance of $584,583 will be fully amortized in 2010.

Investment in Unconsolidated Joint Venture

Paladin OP has a 74% interest in PRIP 801, LLC, a joint venture between Paladin OP and 801 FO, LLC, which owns 801 Fiber Optic Drive. 801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc. (“FedEx Ground”), pursuant to a ten-year net lease that commenced on August 1, 2001 and expires on July 31, 2011. FedEx Ground is a subsidiary of FedEx Corporation, a provider of transportation, e-commerce and supply management services. In accordance with the original lease, FedEx Ground also has the option to extend the lease for two additional five-year periods. The first option is through July 31, 2016 at $405,792 per annum. The second option is through July 31, 2021 at $446,376 per annum. On January 28, 2010, PRIP 801, LLC and FedEx Ground amended the lease so that it now expires on July 31, 2016, and effective August 1, 2011 rent will be $371,976 per annum. The current rent is $338,160 per annum.

Paladin OP accounts for its investment in PRIP 801, LLC, under the equity method of accounting.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Condensed financial information of PRIP 801, LLC, is summarized as follows:

Condensed Balance Sheets

December 31, 2009 and 2008

(unaudited)

	December 31, 2009	December 31, 2008

ASSETS

Investment in real estate, net	$3,773,100	$3,853,956

Other Assets, net	139,841	145,686

Total Assets	$3,912,941	$3,999,642

LIABILITIES AND MEMBERS’ EQUITY

Mortgage loan payable	$1,950,000	$1,950,000

Other Liabilities	28,180	28,180

Members’ Equity	1,934,761	2,021,462

Total Liabilities and Members’ Equity	$3,912,941	$3,999,642

Company’s share of Members’ Equity*	$1,431,809	$1,495,968

Condensed Statements of Income

Years ended December 31, 2009, 2008 and 2007

(unaudited)

	2009	2008	2007

Revenues and interest income	$338,383	$338,554	$338,791

Expenses	(225,084)	(215,669)	(221,786)

Net Income	$113,299	$122,855	$117,005

Company’s share of net income*	$83,841	$90,912	$86,584

*	The difference in the Company’s share of members’ equity and the Company’s share of net income reflected above compared to the Company’s balance sheets and statements of operations is attributed to the depreciation expense of the acquisition costs incurred by the Company.

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

In general, the mortgage loan could not be prepaid until January 31, 2008 and, as of December 31, 2009, it has not been prepaid. In general, no sale, encumbrance, or other transfer of an interest in the property is permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO, LLC, has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, our sponsor, Paladin Realty Partners, LLC (“Paladin Realty”), has agreed to fully indemnify Mr. Gilbert against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

violations. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property. In addition PRIP 801, LLC, has entered into an environmental and hazardous substance indemnification agreement.

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

4. Mortgages Payable

Mortgages Payable

Mortgage loans payable consist of the following:

	December 31, 2009	December 31, 2008

Mortgage loan payable – interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by Champion Farms Apartments property (1)	$16,350,000	$16,350,000

Mortgage loan payable – interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,500,000	16,500,000

Mortgage loan payable – principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,639,581	4,711,696

Mortgage loan payable – interest only at 5.95% payable monthly until the loan matures on October 1,2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000

Mortgage loan payable – interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	13,600,000

Mortgage loan payable – interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	4,250,000

Mortgage loan payable – interest only at 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,700,000	28,700,000

Mortgage loan payable – interest only at 7.00% payable monthly until the loan matures on December 19, 2010, secured by the Two and Five Governor Park properties (7)	10,415,391	8,367,612

Mortgage loan payable-interest only at 5.66% payable monthly until November 1, 2011, after which principal and interest are due until the loan matures on October 1, 2019, secured by the Lofton Place Apartments property (8)	12,000,000	—

Mortgage loan payable – interest only at 5.49% payable monthly until February 1, 2012, after which principal and interest are due until the loan matures on January 1, 2020, secured by the Beechwood Gardens Apartments property (9)	8,661,000	—

Total mortgage loans payable	$121,365,972	$98,729,308

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(3)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable.
(4)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(6)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.
(7)	The loan has two, one-year extensions which may be exercised if, among other things, the properties have (a) a debt service coverage ratio of 1.2 or better, and (b) a loan to value ratio of no more than 70.0% based on an appraisal. Each extension is subject to an extension fee equal to 1.5% of the outstanding principal balance. The loan is prepayable at any time prior to its maturity, subject to an exit fee equal to 1.0% of the principal being repaid. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.
(8)	Assuming no event of default, the loan will mature on October 1, 2019. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond our control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the Note is assigned to a REMIC trust on or after October 1, 2010. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the Note to a REMIC trust by October 1, 2010; however, if the Note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Charles M. Thompson, but only upon the occurrence of certain limited events.
(9)

Assuming no event of default, the loan will mature on January 1, 2020. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond our control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

assigned to a REMIC trust; or (ii) if the Note is assigned to a REMIC trust on or after January 1, 2011. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the Note to a REMIC trust by January 1, 2011; however, if the Note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed, jointly and severally, by Herbert Morgan, Robert C. Morgan and Robert J. Moser, but only upon the occurrence of certain limited events.

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

Principal payments due on the mortgage loans payable as of December 31, 2009 are as follows:

2010	$10,491,694

2011	194,261

2012	524,163

2013	770,860

2014	16,639,832

Thereafter	92,745,162

Total	$121,365,972

Paladin REIT’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be Paladin REIT’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of Paladin REIT’s assets before non-cash reserves and depreciation. As of December 31, 2009, Paladin REIT’s borrowings did not exceed 300% of the value of its net assets.

5. Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s charter, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common stock as the consideration paid for each such preferred share bears to the book value of each outstanding share of common stock. As of December 31, 2009 and 2008, Paladin REIT had not issued any preferred shares.

Redemptions

As of June 6, 2009, Paladin REIT’s Share Redemption Program was amended to limit the number of shares redeemed pursuant to the Share Redemption Program during any calendar year, to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

As of August 28, 2008, Paladin REIT’s Share Redemption Program was amended to waive the one-year holding period in the event of the death or qualifying disability of a stockholder and to disclose that certain fees charged by Paladin RE1T’s registrar and transfer agent, Phoenix American Financial Services, Inc., for share redemptions are now charged to investors seeking to redeem shares of common stock pursuant to the program.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months.

During the year ended December 31, 2009, 39 stockholders redeemed 143,238 shares for $1,330,493. During the year ended December 31, 2008, 18 stockholders redeemed 27,951 shares for $259,991. As of December 31, 2009, a total of 60 stockholders have redeemed 173,726 shares for $1,612,340 since the beginning of the Initial Offering. The redemptions have been recorded as treasury shares.

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

For the year ended December 31, 2009 and 2008, Paladin REIT incurred $715,868 and $943,952, respectively, in selling commissions and dealer manager fees to Paladin Securities.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Amounts due to (from) Affiliates

	December 31, 2009	December 31, 2008

General and administrative expenses due to affiliates (1)	$2,619,390	$1,032,304

Organization and offering costs due from affiliates (2)	(306,224)	(199,350)

Total due to affiliates	$2,313,166	$832,954

Deferred general and administrative expenses (3)	—	$900,667

Deferred organization and offering costs (4)	$7,373,714	$6,893,824

(1)	Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the year ended December 31, 2009, the Company incurred $840,772 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $2,427,858 of general and administrative expenses in its consolidated statement of operations with the additional amount of $1,587,086, which was incurred in the current year and in previous years, recorded as due to affiliate. Pursuant to the Advisory Agreement, the Company paid $330,123 in asset management fees due to Paladin Advisors for its twelve properties during the year ended December 31, 2009. For each of these twelve properties from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. The board of directors (including the independent directors) has approved reimbursing Paladin Advisors for this amount in the future to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were operating expenses necessary for the operation of the Company’s business, as the Company is in the early stages of operations and has limited operations to cover its operating expenses and because such amounts will only be reimbursed in the future to the extent described above.
(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offerings and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offerings. Such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. For the year ended December 31, 2009, the Company paid $389,605 of offering costs. Due to the application of the 3.0% limitation, the Company was only able to recognize $282,731, which was charged to stockholders’ equity with the additional amount of $106,874 recorded as due from affiliate. Paladin Advisors is required to reimburse the current balance of $306,224 within 60 days after the end of the Follow-On Offering.
(3)	Not reflected in the consolidated financial statements at December 31, 2009 and 2008 as these amounts have exceeded the limitations imposed by the 2%/25% Rule as described above in Note 2 and only become due to affiliates when this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period.
(4)	Not reflected in the consolidated financial statements at December 31, 2009 and 2008 as these amounts have exceeded the 3.0% limitation as described above in Note 2 and only become due to affiliates when they do not exceed such limitation.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

7. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2009 and 2008:

	For the Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Revenues	$3,580,089	$3,628,338	$3,663,686	$4,472,648

Equity in earnings from real estate joint venture	$21,420	$17,481	$20,267	$21,985

Net loss attributable to Company	$(954,316)	$(933,787)	$(1,083,231)	$(1,500,588)

Loss per common share:

Basic	$(0.25)	$(0.23)	$(0.26)	$(0.34)

Diluted	$(0.25)	$(0.23)	$(0.26)	$(0.34)

	For the Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Revenues	$2,294,137	$2,592,841	$3,239,901	$3,462,932

Equity in earnings from real estate joint venture	$21,227	$21,384	$17,594	$28,019

Net loss attributable to Company	$(368,301)	$(486,185)	$(666,148)	$(837,916)

Loss per common share:

Basic	$(0.13)	$(0.16)	$(0.20)	$(0.23)

Diluted	$(0.13)	$(0.16)	$(0.20)	$(0.23)

8. Subsequent Events

The Company’s management has evaluated subsequent events requiring recognition or disclosure in the financial statements.

Share Redemption Program

From January 1 to March 15, 2010, 38 stockholders redeemed 38,239 shares for $355,614.