Form 10-Q
period 2010-03-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2010-05-17
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 7, 2010, there were 4,726,548 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)	2

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statement of Equity for the three months ended March 31, 2010 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Reserved	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2010	December 31, 2009
ASSETS

Real Estate:
Building and improvements	$121,958,616	$121,691,321
Land	33,010,100	33,010,100
Furniture, fixtures and equipment	4,335,079	4,231,440
In-place leases	1,809,508	1,809,508
Tenant Improvements	742,376	720,366

	161,855,679	161,462,735
Less: Accumulated depreciation and amortization	(10,126,167)	(8,834,410)

Total real estate, net	151,729,512	152,628,325
Investment in real estate joint venture	1,529,780	1,547,042
Cash and cash equivalents	3,631,089	2,081,230
Restricted cash	2,368,334	2,635,731
Prepaid insurance and other assets, net	1,899,697	2,039,274

TOTAL ASSETS	$161,158,412	$160,931,602

LIABILITIES AND EQUITY

Mortgages payable	$121,601,467	$121,365,972
Due to affiliates	2,323,732	2,313,166
Unaccepted subscriptions for common shares	145,736	316,826
Accrued expenses and other liabilities	2,820,722	2,561,896
Distributions payable	465,894	459,130

Total liabilities	127,357,551	127,016,990

Equity:
Company’s Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 4,658,151 shares and 4,488,725 shares issued and outstanding, respectively	46,581	44,887
Additional paid-in-capital	42,815,820	40,983,116
Treasury shares, at cost – 211,965 shares and 173,726 shares, respectively	(1,967,576)	(1,612,340)
Accumulated deficit and distributions	(16,057,400)	(14,834,259)

Total Stockholders’ Equity	24,837,425	24,581,404

Noncontrolling interests	8,963,436	9,333,208

Total Equity	33,800,861	33,914,612

TOTAL LIABILITIES AND EQUITY	$161,158,412	$160,931,602

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Rental Income	$4,484,800	$3,292,867
Other Income	431,197	280,155
Interest Income	2,513	7,067

Total Revenues	4,918,510	3,580,089

Expenses
Property operating	1,912,405	1,585,451
Real property taxes	418,766	298,385
General and administrative	283,189	671,192
Interest expense, including amortization of deferred loan costs	1,858,091	1,524,491
Depreciation and amortization	1,308,294	851,830

Total Expenses	5,780,745	4,931,349

Loss before equity in earnings and noncontrolling interests	(862,235)	(1,351,260)
Equity in earnings from real estate joint venture	19,738	21,420

Net Loss	(842,497)	(1,329,840)
Noncontrolling interests	295,313	375,524

Net Loss Attributable to Company	$(547,184)	$(954,316)

Net Loss per common share
Basic	$(0.12)	$(0.25)

Diluted	$(0.12)	$(0.25)

Weighted average number of common shares outstanding
Basic	4,579,941	3,785,005

Diluted	4,579,941	3,785,005

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the three months ended March 31, 2010

(Unaudited)

	Company Stockholders
	Common Shares
	Common shares	Amount	Treasury Shares Amount	Additional Paid-in Capital	Accumulated Deficit and Dividends	Noncontrolling Interests	Total Equity
BALANCE, December 31, 2009	4,488,725	$44,887	(1,612,340)	$40,983,116	$(14,834,259)	$9,333,208	$33,914,612
Issuance of common shares	170,232	1,702	—	1,695,905	—	—	1,697,607
Treasury share purchased	(38,239)	(382)	(355,236)	—	—	—	(355,618)
Selling commissions and dealer manager fees	—	—	—	(156,848)	—	—	(156,848)
Offering costs	—	—	—	(61,597)	—	—	(61,597)
Contributions	—	—	—	—	—	1,143	1,143
Distributions	—	—	—	—	—	(75,602)	(75,602)
Distributions declared ($0.60)	—	—	—	—	(675,957)	—	(675,957)
Shares issued pursuant to Distribution Reinvestment Plan	37,433	374	—	355,244	—	—	355,618
Net Loss	—	—	—	—	(547,184)	(295,313)	(842,497)

BALANCE, March 31, 2010	4,658,151	$46,581	(1,967,576)	$42,815,820	$(16,057,400)	$8,963,436	$33,800,861

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(842,497)	$(1,329,840)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in earnings from real estate joint venture	(19,738)	(21,420)
Distributions from real estate joint venture	19,738	21,420
Depreciation and amortization expense	1,308,294	851,830
Amortization of deferred loan costs	61,250	38,019
Changes in operating assets and liabilities:
Increase in restricted cash	(116,385)	(88,420)
Decrease in prepaid insurance and other assets	80,895	167,446
Increase in due to affiliates	5,752	456,392
Increase in accrued expenses and other liabilities	335,282	629,106

Net cash provided by operating activities	832,591	724,533

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for real estate and improvements	(488,505)	(1,101,434)
Decrease in restricted cash	212,692	391,578
Distributions from real estate joint venture in excess of equity in earnings	17,262	15,580

Net cash used in investing activities	(258,551)	(694,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	255,055	96,221
Payments on mortgages payable	(19,560)	(18,549)
Decrease in restricted cash	171,090	14,373
Proceeds from issuance of common shares	1,697,607	2,071,366
Treasury shares purchased	(355,618)	(316,639)
Decrease in unaccepted subscriptions for common stock	(171,090)	(14,373)
Selling commissions and dealer manager fees	(156,848)	(176,172)
Offering costs	(61,597)	(71,658)
(Decrease) increase in due from affiliates	4,814	(72,279)
Distributions paid	(313,575)	(231,829)
Contributions from noncontrolling interests	1,143	—
Distributions to noncontrolling interests	(75,602)	(34,148)

Net cash provided by financing activities	975,819	1,246,313

Net increase in cash and cash equivalents	1,549,859	1,276,570
Cash and cash equivalents – beginning of period	2,081,230	2,145,506

Cash and cash equivalents – end of period	$3,631,089	$3,422,076

Supplemental disclosure of non-cash investing and financing activities
Distributions payable	$465,894	$388,808
Common stockholder distributions reinvested in accordance with Distribution Reinvestment Plan	$355,618	$317,238
Expenditures for real estate and improvements accrued but unpaid	$32,887	$2,039,397
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,768,760	$1,434,461

See notes to condensed consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2010 and 2009 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. As of March 31, 2010, we owned interests in 11 joint ventures that own 12 income-producing properties.

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

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Offering terminated on July 28, 2008, in connection with the commencement of Paladin REIT’s follow-on offering (the “Follow-On Offering” and collectively with the Initial Offering, the “Offerings”) on July 28, 2008. As of March 31, 2010, Paladin REIT had received proceeds of $48,298,279 for 4,857,616 shares in the Offerings.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of March 31, 2010 and December 31, 2009, Paladin Advisors held a 0.4% limited partnership interest and Paladin REIT held a 99.6% general partnership interest in Paladin OP.

2. Summary of Significant Accounting Policies

Principles of Reporting and Use of Estimates

The condensed consolidated financial statements include the accounts of Paladin REIT and its wholly owned and controlled entities (collectively, the “Company”). The Company consolidates any variable interest entities (“VIEs”) of which it is the primary beneficiary, as defined. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

Noncontrolling Interests

Background

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

Presentation

As of March 31, 2010 and December 31, 2009, the Company’s noncontrolling interests are comprised of the ownership interests of the noncontrolling interests in joint ventures controlled by the Company through ownership or contractual arrangements. Balances attributable to these noncontrolling interests, including amounts previously included in Prepaid Insurance and Other Assets, were reclassified to become a separate component of equity as of all dates presented. Also, consolidated net income was reclassified to include the amounts attributable to the noncontrolling interests. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity. As of December 31, 2009 and 2008, balances attributed to noncontrolling interests were also reclassified to become a separate component of equity, and the deficit balance represents the joint venture partners’ obligation to fund the operating cash deficit in the joint venture entity.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding impairments. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions. There were no impairment charges taken for the three months ended March 31, 2010 and 2009.

Real Estate and Depreciation

Land is carried at cost. Building and improvements, furniture, fixtures, and equipment, in-place leases, and tenant improvements are stated at cost, less accumulated depreciation and amortization. The Company allocates the purchase price of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating the purchase price to an acquired property, the Company allocates the purchase price to the estimated value of the land, building, and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. In some circumstances, the Company engages real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however, the Company is ultimately responsible for the purchase price allocation. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The Company depreciates the buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the buildings and improvements and from 5 to 7 years for furniture, fixtures and equipment, using the straight line basis. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from 3 to 24 months, using the straight line basis. This amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

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

Accounts Receivable

Accounts receivable is included in prepaid insurance and other assets, net in the condensed consolidated balance sheets. Bad debts are recorded under the specific identification method, whereby, uncollectible receivables are directly written off when identified.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities at the date of purchase of three months or less.

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and Paladin REIT receives the subscription proceeds. Restricted cash included $145,736 and $316,826 as of March 31, 2010 and December 31, 2009, respectively, for subscription proceeds that were held in escrow. At March 31, 2010 and December 31, 2009, restricted cash also included $1,672,598 and $1,768,905, respectively, held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders. At March 31, 2010 and December 31, 2009, restricted cash also included $550,000 held in a restricted account as collateral for a letter of credit in connection with the acquisition of 801 Fiber Optic Drive as described in Note 3.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the three months ended March 31, 2010 and 2009 in the accompanying condensed consolidated financial statements.

The Company uses a more-likely-than-not threshold for recognition and decrecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three months ended March 31, 2010 and 2009.

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

Per Share Data

The Company presents both basic and diluted loss per share (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised, where such exercise would result in a lower EPS amount. The diluted EPS would include weighted average unvested restricted shares issued to independent directors. At March 31, 2010 and December 31, 2009, all shares were fully vested.

Unaccepted Subscriptions for Common Stock

Unaccepted subscriptions for shares of our common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of March 31, 2010 and December 31, 2009.

Recent Accounting Pronouncements

In June 2009, Subtopic 810 of the FASB Codification was updated to amend the guidance related to the consolidation of VIEs. It requires reporting entities to evaluate former qualifying special purpose entities (“QSPEs”) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The update to Subtopic 810-10 requires additional year-end and interim disclosures for public and nonpublic companies. The update to Subtopic 810-10 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for the Company), and for subsequent interim and annual reporting periods. All QSPEs and entities currently subject to Subtopic 810-10 will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company has adopted this standard effective January 1, 2010 and the implementation of this standard did not have a material impact on the Company’s condensed consolidated balance sheet and results of operations.

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

3. Investments

Investments in Real Estate

	Paladin OP Ownership %	Property	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Springhurst Housing Partners, LLC	70.0%	Champion Farms Apartments	2000	264 Units

Glenwood Housing Partners I, LLC	83.0%	Fieldstone Apartments	2001	266 Units

KC Pinehurst Associates, LLC	97.5%	Pinehurst Apartment Homes	1986 and 1988; renovated in 2006	146 Units

KC Pheasant Associates, LLC	97.5%	Pheasant Run Apartments	1985; renovated in 2003 and 2004	160 Units

KC Retreat Associates, LLC	97.5%	The Retreat Apartments	1984; renovated in 2004 and 2005	342 Units

Park Hill Partners I, LLC	49.0%	Hilltop Apartments	1986	124 Units

FPA/PRIP Conifer, LLC	42.5%	Conifer Crossing	1981	420 Units

Evergreen at Lofton Place, LLC	60.0%	Lofton Place Apartments	1988	280 Units

Morgan Beechwood, LLC	82.3%	Beechwood Garden Apartments	1967; renovated in 2003 and 2004	160 Units

Office

FPA/PRIP Governor Park, LLC	47.65%	Two and Five Governor Park	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

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

Condensed financial information of PRIP 801, LLC, is summarized as follows:

Condensed Balance Sheets

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Investment in real estate, net	$3,752,886	$3,773,100
Other Assets, net	137,636	139,841

Total Assets	$3,890,522	$3,912,941

LIABILITIES AND MEMBERS’ EQUITY
Mortgage loan payable	$1,950,000	$1,950,000
Other Liabilities	28,180	28,180
Members’ Equity	1,912,342	1,934,761

Total Liabilities and Members’ Equity	$3,890,522	$3,912,941

Company’s share of Members’ Equity*	$1,415,219	$1,431,809

Condensed Statements of Income

For the three months ended March 31, 2010 and 2009

(unaudited)

	March 31, 2010	March 31, 2009
Revenues and interest income	$84,726	$84,556
Expenses	(57,145)	(54,702)

Net Income	$27,581	$29,854

Company’s share of net income*	$20,410	$22,092

*	The difference in the Company’s share of members’ equity and the Company’s share of net income reflected above compared to the Company’s balance sheets and statements of operations is attributed to the depreciation expense of the acquisition costs incurred by the Company.

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

The mortgage loan could not be prepaid until January 31, 2008 and, as of March 31, 2010, it has not been prepaid. There was no sale, encumbrance, or other transfer of an interest in the property permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO, LLC, has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, our sponsor, Paladin Realty Partners, LLC (“Paladin Realty”), has agreed to fully indemnify Mr. Gilbert against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property. In addition PRIP 801, LLC, has entered into an environmental and hazardous substance indemnification agreement.

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

4. Mortgages Payable

Mortgages Payable

Mortgage loans payable consist of the following:

	March 31, 2010	December 31, 2009
Mortgage loan payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by Champion Farms Apartments property (1)	$16,350,000	$16,350,000
Mortgage loan payable—interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,500,000	16,500,000
Mortgage loan payable—principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,620,021	4,639,581
Mortgage loan payable—interest only at 5.95% payable monthly until the loan matures on October 1,2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000
Mortgage loan payable—interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	13,600,000
Mortgage loan payable—interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	4,250,000
Mortgage loan payable—interest only at 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,700,000	28,700,000
Mortgage loan payable—interest only at 7.00% payable monthly until the loan matures on December 19, 2010, secured by the Two and Five Governor Park properties (7)	10,670,446	10,415,391
Mortgage loan payable-interest only at 5.66% payable monthly until November 1, 2011, after which principal and interest are due until the loan matures on October 1, 2019, secured by the Lofton Place Apartments property (8)	12,000,000	12,000,000
Mortgage loan payable—interest only at 5.49% payable monthly until February 1, 2012, after which principal and interest are due until the loan matures on January 1, 2020, secured by the Beechwood Gardens Apartments property (9)	8,661,000	8,661,000

Total mortgage loans payable	$121,601,467	$121,365,972

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
(3)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable.
(4)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(6)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.
(7)	The loan has two, one-year extensions which may be exercised if, among other things, the properties have (a) a debt service coverage ratio of 1.2 or better, and (b) a loan to value ratio of no more than 70.0% based on an appraisal. Each extension is subject to an extension fee equal to 1.5% of the outstanding principal balance. The loan is prepayable at any time prior to its maturity, subject to an exit fee equal to 1.0% of the principal being repaid. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.
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

Paladin REIT’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be Paladin REIT’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of Paladin REIT’s assets before non-cash reserves and depreciation. As of March 31, 2010, Paladin REIT’s borrowings did not exceed 300% of the value of its net assets.

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

For the three months ended March 31, 2010, Paladin REIT incurred $156,848 in selling commissions and dealer manager fees to Paladin Securities.

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

Amounts due to (from) Affiliates

	March 31, 2010	December 31, 2009
General and administrative expenses due to affiliates (1)	$2,625,142	$2,619,390
Organization and offering costs due from affiliates (2)	(301,410)	(306,224)

Total due to affiliates	$2,323,732	$2,313,166
Deferred organization and offering costs (3)	$7,520,480	$7,373,714

(1)	Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the three months ended March 31, 2010, the Company incurred $277,437 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $283,189 of general and administrative expenses in its condensed consolidated statement of operations with the additional amount of $5,752, which was incurred in the current year and in previous years, recorded as due to affiliate. Pursuant to the Advisory Agreement, the Company paid $95,220 in asset management fees due to Paladin Advisors for its twelve properties during the three months ended March 31, 2010. For each of these twelve properties from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. The board of directors (including the independent directors) has approved reimbursing Paladin Advisors for this amount in the future to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were operating expenses necessary for the operation of the Company’s business, as the Company is in the early stages of operations and has limited operations to cover its operating expenses and because such amounts will only be reimbursed in the future to the extent described above.
(2)

Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the

Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offerings and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offerings. Such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. For the three months ended March 31, 2010, the Company paid $56,783 of offering costs. Due to the application of the 3.0% limitation, the Company was able to recognize $61,597, which was charged to stockholders’ equity with the additional amount of $4,814 recorded as due to affiliate. Paladin Advisors is required to reimburse the current balance of $301,410 within 60 days after the end of the Follow-On Offering.
(3)	Not reflected in the condensed consolidated financial statements at March 31, 2010 and December 31, 2009 as these amounts have exceeded the 3.0% limitation as described above in Note 2 and only become due to affiliates when they do not exceed such limitation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand our operations and our present business environment. The MD&A is provided as a supplement to—and should be read in conjunction with—our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item I of this report and the consolidated financial statements and the accompanying notes thereto contained in Part II, Item 8, and the information under “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. As used herein, the terms “we,” “our” and “us” refer to Paladin Realty Income Properties, Inc., a Maryland corporation, and its consolidated subsidiaries. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the SEC contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding our intent, belief or current expectations and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	use of proceeds of our Offering.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

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

Overview

We are a Maryland corporation formed on October 31, 2003, to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income.

As of March 31, 2010, we owned interests in 12 income-producing properties through 11 joint venture investments:

Portfolio Summary

	Location	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	266 Units

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Lofton Place Apartments	Tampa, Florida	1988	280 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Industrial

801 Fiber Optic Drive	North Little Rock, Arkansas	2001	56,336 Sq. Ft.

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq.. Ft.

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

Our Initial Offering terminated on July 28, 2008, in connection with the commencement of our Follow-On Offering on July 28, 2008.

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

Critical Accounting Policies

A comprehensive enumeration of our significant accounting policies is presented in our condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 19, 2010.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Rental income for the quarter ended March 31, 2010 was $4,484,800, compared to $3,292,867 for the quarter ended March 31, 2009. Our rental income has increased due to our investments in Lofton Place Apartments in October 2009 and Beechwood Gardens Apartments in December 2009 and a full year of operations of Retreat Apartments, Hilltop Apartments, Conifer Crossing and Two and Five Governor Park in which we invested in 2008. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our investments in real properties made in 2009 and future real property investments and real estate related investments.

Other income for the quarter ended March 31, 2010 was $431,197, compared to $280,155 for the quarter ended March 31, 2009. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for quarter ended March 31, 2010 is attributable to our investments in 2008 and 2009.

Property operating expenses for the quarter ended March 31, 2010 were $1,912,405, compared to $1,585,451 for the quarter ended March 31, 2009. The increase in property operating expenses is attributable to our investments in 2008 and 2009. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our investments in real properties acquired in 2009 and future real property investments and real estate related investments.

Real estate taxes were $418,766 for the quarter ended March 31, 2010, compared to $298,385 for the quarter ended March 31, 2009. The increase in real estate taxes in 2009 is a result of our investments in 2008 and 2009.

General and administrative expenses were $283,189 for the quarter ended March 31, 2010 compared to $671,192 for the quarter ended March 31, 2009. The decrease in general and administrative expenses relates to the fact that in accordance with the 2%/25% rule all of the general and administrative expenses paid by the Advisor on behalf of the Company have been fully accrued by the Company.

Interest expense, including amortization of deferred financing costs, was $1,858,091 for the quarter ended March 31, 2010 compared to $1,524,491 for the quarter ended March 31, 2009. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred in connection with our investments in 2008 and 2009 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $1,308,294 for the quarter ended March 31, 2010, and $851,830 for the quarter ended March 31, 2009. The increase in depreciation and amortization expense in 2009 is a result of our investments in 2008 and 2009.

Loss allocated to noncontrolling interests was $295,313 for the quarter ended March 31, 2010, compared to $375,524 for the quarter ended March 31, 2009. The change was due mainly to our investments in 2008 and 2009 and to the allocation of losses of each project.

Net loss attributable to the Company was $547,184 for the quarter ended March 31, 2010, compared to net loss attributable to the Company of $954,316 for the quarter ended March 31, 2009, primarily due to the net impact of the items discussed above.

Inflation

Because of our brief operating history, we have not noticed a significant impact from inflation on our revenues, net sales or net income from continuing operations.

Related Party Transactions and Agreements

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the Dealer Manager Agreement for the Initial Offering, we paid Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and 4.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to our dividend reinvestment plan. We also paid Paladin Securities a dealer manager fee during our Initial Offering of up to 2.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Pursuant to the terms of the Dealer Manager Agreement for the Follow-On Offering, we pay Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we do not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay Paladin Securities a dealer manager fee during our Follow-On Offering of up to 3.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the three months ended March 31, 2010, we incurred $156,848 in selling commissions and dealer manager fees to Paladin Securities.

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

We had incurred organization and offering costs of $8,884,652 as of March 31, 2010, which includes $7,520,480 of deferred organization and offering costs paid by Paladin Advisors as described in Note 5 of the notes to our condensed consolidated financial statements included herewith. Such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recorded by us, organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. For the three months ended March 31, 2010, we recognized $61,597 of offering costs, which was charged to stockholders’ equity.

As of March 31, 2010, we have recognized a total of $1,455,608 of organization and offering costs. Subject to the 3.0% limitation, the remaining $7,429,044 in organization and offering costs, as of March 31, 2010 will be recognized in future periods as we receive additional proceeds of our offering.

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

During the Expense Period ended March 31, 2010, our general and administrative expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended March 31, 2010, $682,434 was paid by Paladin Advisors.

For the three months ended March 31, 2010, we incurred $277,437 in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule. Due to the application of the 2%/25% Rule, we were able to recognize $283,189 of general and administrative expenses in our condensed consolidated statements of operations for the three months ended March 31, 2010 with the additional amount of $5,752 recorded as due to affiliate.

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

During the three months ended March 31, 2010, we paid Paladin Advisors $95,220 for asset management fees earned for the three months ended March 31, 2010.

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

Liquidity and Capital Resources

During the three months ended March 31, 2010, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $1,540,759 from the sale of 170,232 common shares in our Offering; and

•	net operating income of $2,584,826 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our condensed consolidated statement of operations entitled “Net Loss Attributable to Company” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss attributable to the Company for the three months ended March 31, 2010:

Net Operating Income	$2,584,826
Equity in earnings from real estate joint venture	19,738
Interest income	2,513
Depreciation and amortization expense	(1,308,294)
Interest expense, including amortization of deferred loan costs	(1,858,091)
General and administrative expenses	(283,189)
Noncontrolling interests	295,313

Net loss attributable to Company	$(547,184)

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

Net cash provided by operating activities for the three months ended March 31, 2010 was $832,591 compared to net cash provided by operating activities of $724,533 for the three months ended March 31, 2009. The difference from period to period relates to our acquisitions in 2008 and 2009.

Net cash used in investing activities for the three months ended March 31, 2010 was $258,551, which included $488,505 relating to expenditures for real estate and improvements partially offset by a decrease in restricted cash of $212,692 and distributions from real estate joint venture in excess of equity in earnings of $17,262. Net cash used in investing activities for the three months ended March 31, 2009 was $694,276, which included $1,101,434 relating to the expenditures for real estate and improvements, an increase in restricted cash of $391,578 partially offset by distributions from real estate joint venture in excess of equity in earnings of $15,580.

Net cash provided by financing activities was $975,819 for the three months ended March 31, 2010 primarily related to $255,055 of borrowings from mortgage lenders, $1,697,607 in proceeds from the issuance of shares of common stock in our Follow-On Offering, $4,814 increase in due to affiliates and $1,143 of contributions from noncontrolling interests partially offset primarily by $19,560 of payments on mortgage payable, $156,848 of selling commissions and dealer manager fees, $61,597 of offering costs, $313,575 of distributions paid, $355,618 of treasury shares purchased and $75,602 of distributions to noncontrolling interests. Net cash provided by financing activities was $1,246,313 for the three months ended March 31, 2009 primarily related to $96,221 of borrowings from mortgage lenders and $2,071,366 in proceeds from the issuance of shares of common stock in our Follow-On Offering partially offset primarily by $18,549 of payments on mortgage payable, $176,172 of selling commissions and dealer manager fees, $71,658 of offering costs, $72,279 decrease in due from affiliates, $231,829 of distributions paid, $316,639 of treasury shares purchased and $34,148 of distributions to noncontrolling interests.

Mortgages Payable

We have mortgage loans in an aggregate amount of $121,601,467 outstanding, incurred in connection with our acquisitions. These mortgage notes payable are described in detail in Note 4 to our condensed consolidated financial statements included herein.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of March 31, 2010, our leverage did not exceed 300% of the value of our net assets.

Distributions

We paid $669,193 in distributions in the three months ended March 31, 2010. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

Of the $669,193 in distributions, $313,575 was paid in cash and $355,618 was paid through the distribution reinvestment plan in the form of additional shares issued.

Month	Annualized Rate Declared (1)	Date Paid	Total Distribution
December 1, 2009 to December 31, 2009	6.0%	January 15, 2010	$227,749
January 1, 2010 to January 31, 2010	6.0%	February 15, 2010	$230,747
February 1, 2010 to February 28, 2010	6.0%	March 15, 2010	$210,697

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On February 23, 2010, our board of directors declared distributions for the month of March 2010 that totaled approximately $236,000 when paid on April 15, 2010. On March 24, 2010, our board of directors declared distributions for the month of April 2010 that will total approximately $231,000 when paid on May 17, 2010. On April 23, 2010, our board of directors declared distributions for the month of May 2010 that will total approximately $242,000 when paid on June 15, 2010.

Each of our eleven real estate investments is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive on an unconsolidated basis, and the operations of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments and Beechwood Gardens Apartments on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the noncontrolling interests held by our joint venture partners. As structured as of March 31. 2010, our investment in Champion Farms Apartments represented a 70% ownership interest, our investment in Fieldstone Apartments an 83% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest, our investment in Pheasant Run Apartment a 97.5% ownership interest, our investment in the Retreat Apartments a 97.5% ownership interest, our investment in Hilltop Apartments a 49% ownership interest, our investment in Conifer Crossing a 42.5% ownership interest, our investment in Two and Five Governor Park a 47.65% interest, our investment in Lofton Place Apartments a 60% ownership interest and our investment in Beechwood Gardens Apartments an 82.3% ownership interest. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital. By the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for the Retreat Apartment and Hilltop Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 12.0% return on our invested capital. By the terms of the joint venture for Conifer Crossing, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least an 8.5% return on our invested capital. By the terms of the joint venture for Two and Five Governor Park, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for Lofton Place Apartments and Beechwood Gardens Apartments, we are entitled to 100% of available cash flow from the properties as a priority distribution until we receive at least a 10.0% return on our invested capital.

The following chart compares cash distributions received from the Company’s investments in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments and Beechwood Gardens Apartments during the year ended December 31, 2009, the three months ended March 31, 2010 and inception to date as of March 31, 2010 with distributions paid during the same period.

Summary of Cash Distributions from the Company’s Investments

	Summary of Cash Distributions from Investments			Summary of Distributions Paid to Stockholders
	Year ended December 31, 2009	Three months ended March 31, 2010	Inception to date as of March 31, 2010	Year ended December 31, 2009	Three months ended March 31, 2010	Inception to date as of March 31, 2010

801 Fiber Optic	$148,000	$37,000	$668,817

Champion Farms Apartments	395,196	98,800	1,481,988

Fieldstone Apartments	424,380	106,094	1,232,274

Pinehurst Apartment Homes	217,020	54,255	552,063

Pheasant Run Apartments	237,792	59,448	597,086

Retreat Apartments	256,500	64,125	622,491

Hilltop Apartments	120,750	23,625	236,425

Conifer Crossing	244,375	—	382,500

Two and Five Governor Park	224,375	56,250	280,625

Lofton Place Apartments(1)	90,000	75,000	165,000

Beechwood Gardens Apartments(2)	—	80,108	80,108

Total	$2,358,384	$654,705	$6,299,377	$2,410,031	$669,193	$6,175,078

(1)	We acquired our interest in Lofton Place Apartments on October 1, 2009.
(2)	We acquired our interest in Beechwood Gardens Apartments on December 16, 2009.

Of the $669,193 distributions noted above for the three months ended March 31, 2010, $313,575 was paid in cash and $355,618 was paid through the distribution reinvestment plan in the form of additional shares issued.

As shown in the previous tables, cash distributions from our investments have exceeded the cumulative distributions paid since inception through March 31, 2010. For the quarter ended March 31, 2010, cash distributions from our investments did not exceed distributions paid for the quarter ended March 31, 2010. However, for the quarter ended March 31, 2010, net cash provided by operating activities was $832,591, which was greater than the amount of distributions paid. Although the distributions from our properties have generally exceeded the distributions paid to our stockholders, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. We are dependent on Paladin Advisors to support our financial position currently because of our small size. As we continue to grow by selling shares in our Follow-On Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors.

For the three months ended March 31, 2010, Paladin Advisors and its affiliates had incurred on our behalf $5,752 in general and administrative expenses. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has deferred (without interest) repayment of these expenses. The payment of these obligations may impact our ability to pay future distributions. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expenses or fees, our ability to pay distributions to our stockholders could be adversely affected, and we may be unable to pay distributions to our stockholders, or such distributions could decrease significantly. Additionally, if Paladin Advisors continues to pay expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact on our ability to pay distributions in future periods as well as potentially adversely impact the value of an investment in the Company.

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

The following is the calculation of FFO for each of the three months ended March 31, 2010 and 2009.

	For the three months ended
	March 31, 2010	March 31, 2009
Net loss attributable to Company	$(547,184)	$(954,316)
Add:
Depreciation and amortization – consolidated entities	1,308,294	851,830

Depreciation and amortization – unconsolidated entities	17,165	17,165
Less:
Depreciation and amortization of noncontrolling interests	(437,927)	(272,046)

FFO	$340,348	$(357,367)
FFO per share-basic and diluted	$0.07	$(0.09)
Weighted average number of shares outstanding – basic and diluted	4,579,941	3,785,005

Off-Balance Sheet Arrangements

As of March 31, 2010 and December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes to our exposure to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4T.	CONTROLS AND PROCEDURES.

As of March 31, 2010, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of our Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering includes up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. As of March 31, 2010, we had sold 4,857,616 shares of common stock in the Offerings, raising gross proceeds of $48,298,279. From this amount, we have incurred $4,157,704 in selling commissions and dealer manager fees to our dealer managers and $8,884,652 in organization and offering costs (of which $1,455,608 has been recorded in our financial statements). As of March 31, 2010, we had net offering proceeds from the Offerings of $42,684,966. We used a combination of net offering proceeds and debt to purchase our interests in twelve properties, to pay $1,801,463 in acquisition or origination fees and $884,529 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through March 31, 2010, see our financial statements included in this report.

During the quarter ended March 31, 2010, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	13,160	$9.30	13,160	(1)
February 1, 2010 to February 28, 2010	13,257	$9.30	13,257	(1)
March 1, 2010 to March 31, 2010	11,822	$9.30	11,822	(1)

Total	38,239		38,239

(1)	We adopted a share redemption program effective February 28, 2005, as amended effective as of August 28, 2008 and June 6, 2009. We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) we will limit the number of shares redeemed pursuant to our share redemption program during any calendar year to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	PALADIN REALTY INCOME PROPERTIES, INC.

	By:	/s/ Whitney A. Greaves
Whitney A. Greaves
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ John A. Gerson
John A. Gerson
Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.