Form 10-Q
period 2010-09-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2010-11-15
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2010, there were 4,973,277 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 (unaudited)	2

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statement of Equity for the nine months ended September 30, 2010 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Reserved	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2010	December 31, 2009
ASSETS
Real Estate:
Building and improvements	$122,507,653	$121,691,321
Land	33,010,100	33,010,100
Furniture, fixtures and equipment	4,483,232	4,231,440
In-place leases	1,809,508	1,809,508
Tenant Improvements	958,169	720,366

	162,768,662	161,462,735
Less: Accumulated depreciation and amortization	(12,782,693)	(8,834,410)

Total real estate, net	149,985,969	152,628,325
Investment in real estate joint venture	1,480,202	1,547,042
Cash and cash equivalents	3,076,541	2,081,230
Restricted cash	2,710,860	2,635,731
Prepaid expenses and other assets, net	1,985,524	2,039,274

TOTAL ASSETS	$159,239,096	$160,931,602

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$121,744,109	$121,365,972
Due to affiliates	1,140,477	2,313,166
Unaccepted subscriptions for common shares	323,782	316,826
Accrued expenses and other liabilities	3,502,080	2,561,896
Distributions payable	490,653	459,130

Total liabilities	127,201,101	127,016,990

Equity:
Company’s Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 4,902,282 shares and 4,488,725 shares issued and outstanding, respectively	49,023	44,887
Additional paid-in-capital	45,635,438	40,983,116
Treasury shares, at cost – 290,397shares and 173,726 shares, respectively	(2,694,609)	(1,612,340)
Accumulated deficit and distributions	(19,193,177)	(14,834,259)

Total Stockholders’ Equity	23,796,675	24,581,404

Noncontrolling interests	8,241,320	9,333,208

Total Equity	32,037,995	33,914,612

TOTAL LIABILITIES AND EQUITY	$159,239,096	$160,931,602

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Rental Income	$4,553,475	$3,326,961	$13,554,098	$9,957,468
Other Income	459,324	333,266	1,367,634	900,645
Interest Income	2,362	3,459	7,153	14,000

Total Revenues	5,015,161	3,663,686	14,928,885	10,872,113

Expenses
Property operating	2,136,417	1,661,094	6,062,063	4,767,322
Real property taxes	410,675	339,519	1,248,335	968,427
General and administrative	414,956	677,842	1,156,279	2,022,309
Interest expense, including amortization of deferred loan costs	1,924,814	1,608,057	5,699,371	4,734,697
Depreciation and amortization	1,359,177	886,304	4,007,808	2,612,899

Total Expenses	6,246,039	5,172,816	18,173,856	15,105,644

Loss before equity in earnings and noncontrolling interests	(1,230,878)	(1,509,130)	(3,244,971)	(4,233,531)
Equity in earnings from real estate joint venture	21,341	20,267	62,660	59,168

Net Loss	(1,209,537)	(1,488,863)	(3,182,311)	(4,174,363)
Noncontrolling interests	340,039	405,632	960,787	1,203,029

Net Loss Attributable to Company	$(869,498)	$(1,083,231)	$(2,221,524)	$(2,971,334)

Net Loss per common share
Basic	$(0.18)	$(0.26)	$(0.47)	$(0.75)

Diluted	$(0.18)	$(0.26)	$(0.47)	$(0.75)

Weighted average number of common shares outstanding
Basic	4,851,404	4,164,288	4,722,062	3,983,508

Diluted	4,851,404	4,164,288	4,722,062	3,983,508

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the nine months ended September 30, 2010

(Unaudited)

	Company Stockholders					Noncontrolling Interests	Total Equity
	Common Shares		Treasury Shares Amount	Additional Paid-in Capital	Accumulated Deficit and Dividends
	Common shares	Amount
BALANCE, December 31, 2009	4,488,725	$44,887	(1,612,340)	$40,983,116	$(14,834,259)	$9,333,208	$33,914,612
Issuance of common shares	399,962	4,000	—	3,985,077	—	—	3,989,077
Treasury share purchased	(116,671)	(1,167)	(1,082,269)	—	—	—	(1,083,436)
Selling commissions and dealer manager fees	—	—	—	(370,701)	—	—	(370,701)
Offering costs	—	—	—	(155,516)	—	—	(155,516)
Contributions	—	—	—	—	—	56,453	56,453
Distributions	—	—	—	—	—	(187,554)	(187,554)
Distributions declared ($0.60)	—	—	—	—	(2,137,394)	—	(2,137,394)
Issuance of common shares to directors	16,000	160	—	(160)	—	—	—
Share-based compensation expense	—	—	—	109,464	—	—	109,464
Shares issued pursuant to Distribution Reinvestment Plan	114,266	1,143	—	1,084,158	—	—	1,085,301
Net Loss	—	—	—	—	(2,221,524)	(960,787)	(3,182,311)

BALANCE, September 30, 2010	4,902,282	$49,023	(2,694,609)	$45,635,438	$(19,193,177)	$8,241,320	$32,037,995

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,182,311)	$(4,174,363)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in earnings from real estate joint venture	(62,660)	(59,168)
Distributions from real estate joint venture	62,660	59,168
Depreciation and amortization expense	4,007,808	2,612,889
Amortization of deferred loan costs	201,090	186,646
Amortization of deferred compensation	109,464	—
Changes in operating assets and liabilities:
Increase in restricted cash	(369,338)	(321,000)
Increase in prepaid insurance and other assets	(161,200)	(157,982)
(Decrease) increase in due to affiliates	(1,038,691)	1,351,470
Increase in accrued expenses and other liabilities	1,049,559	1,132,191

Net cash provided by operating activities	616,381	629,851

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for real estate and improvements	(1,460,967)	(4,946,034)
Decrease in restricted cash	301,165	2,384,889
Distributions from real estate joint venture in excess of equity in earnings	66,840	51,832

Net cash used in investing activities	(1,092,962)	(2,509,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	434,786	1,517,482
Payments on mortgages payable	(56,649)	(53,527)
(Increase) decrease in restricted cash	(6,956)	101,193
Proceeds from issuance of common shares	3,989,077	5,609,946
Treasury shares purchased	(1,083,436)	(983,303)
Increase (decrease) in unaccepted subscriptions for common stock	6,956	(101,193)
Selling commissions and dealer manager fees	(370,701)	(495,693)
Offering costs	(155,516)	(197,856)
Decrease in due from affiliates	(133,998)	(111,085)
Distributions paid	(1,020,570)	(780,167)
Contributions from noncontrolling interests	56,453	394,409
Distributions to noncontrolling interests	(187,554)	(69,679)

Net cash provided by financing activities	1,471,892	4,830,527

Net increase in cash and cash equivalents	995,311	2,951,065
Cash and cash equivalents – beginning of period	2,081,230	2,145,506

Cash and cash equivalents – end of period	$3,076,541	$5,096,571

Supplemental disclosure of non-cash investing and financing activities
Distributions payable	$490,653	$427,072
Common stockholder distributions reinvested in accordance with Distribution Reinvestment Plan	$1,085,301	$985,253
Expenditures for real estate and improvements accrued but unpaid	$—	$397,839
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,475,084	$4,505,587

See notes to condensed consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2010 and 2009 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. As of September 30, 2010, we owned interests in 11 joint ventures that own 12 income-producing properties.

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

Paladin REIT invests in a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include loans on real property such as first mortgage loans and mezzanine loans. Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an amended and restated advisory agreement, dated as of July 28, 2010 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real property investments and real estate related investments it makes, subject to oversight by the board of directors of Paladin REIT. Paladin Advisors also provides marketing, sales, and client services on behalf of Paladin REIT.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Offering terminated on July 28, 2008, in connection with the commencement of Paladin REIT’s follow-on offering (the “Follow-On Offering” and collectively with the Initial Offering, the “Offerings”) on July 28, 2008. As of September 30, 2010, Paladin REIT had received proceeds of $51,319,463 for 5,164,179 shares in the Offerings.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of September 30, 2010 and December 31, 2009, Paladin Advisors held a 0.4% limited partnership interest and Paladin REIT held a 99.6% general partnership interest in Paladin OP.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

Presentation

As of September 30, 2010 and December 31, 2009, the Company’s noncontrolling interests represent noncontrolling ownership interests in joint ventures controlled by the Company through ownership or contractual arrangements. Balances attributable to these noncontrolling interests, including amounts previously included in Prepaid Insurance and Other Assets, were reclassified to become a separate component of equity as of all dates presented. Also, consolidated net income was reclassified to include the amounts attributable to the noncontrolling interests. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity. As of December 31, 2009 and 2008, balances attributed to noncontrolling interests were also reclassified to become a separate component of equity, and the deficit balance represents the joint venture partners’ obligation to fund the operating cash deficit in the joint venture entity.

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

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review the Company’s investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. If the sum of the expected future cash flows (undiscounted and without interest) is less than the Company’s carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value. There were no impairment charges taken for the nine months ended September 30, 2010 and 2009.

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

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and Paladin REIT receives the subscription proceeds. Restricted cash included $323,782 and $316,826 as of September 30, 2010 and December 31, 2009, respectively, for subscription proceeds that were held in escrow. At September 30, 2010 and December 31, 2009, restricted cash also included $1,837,078 and $1,768,905, respectively, held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders. At September 30, 2010 and December 31, 2009, restricted cash also included $550,000 held in a restricted account as collateral for a letter of credit in connection with the acquisition of 801 Fiber Optic Drive, as described in Note 3.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the nine months ended September 30, 2010 and 2009 in the accompanying condensed consolidated financial statements.

The Company uses a more-likely-than-not threshold for recognition and decrecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years as of January 1, 2007

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the nine months ended September 30, 2010 and 2009.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3.0% limitation of the gross proceeds from the Offerings pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in Note 5.

Expense Reimbursement

Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates, including reimbursement of personnel costs and overhead for which they do not otherwise receive a fee. The Company will not reimburse Paladin Advisors for operating expenses that in the fiscal year then ended exceed the greater of (1) 2% of the average invested assets of the Company or (2) 25% of the net income of the Company as described below (the “2%/25% Rule”), and Paladin Advisors must reimburse the Company quarterly for any amounts by which the operating expenses of the Company exceeds the 2%/25% Rule in the previous four consecutive fiscal quarters (the “Expense Period”), unless a majority of independent directors approves reimbursement of any excess.

The average invested assets of the Company for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the quarter ended September 30, 2010, the average book value of the Company’s assets before reserves for depreciation or bad debts or other similar non-cash reserves is approximately $164,000,000. The net income of the Company for any period is equal to the Company’s total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under GAAP (including the asset management fee), but excluding organization and offering expenses, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

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

Per Share Data

The Company presents both basic and diluted loss per share, or EPS. Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. Excluded from the dilutive EPS calculation is the directors’ shares totaling 8,000 and 0 shares for the nine months ended September 30, 2010 and 2009, respectively, because their effect would be anti-dilutive.

Unaccepted Subscriptions for Common Stock

Unaccepted subscriptions for shares of our common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of September 30, 2010 and December 31, 2009.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

Recent Accounting Pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). The guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

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

Paladin OP accounts for its investment in PRIP 801, LLC under the equity method of accounting since control is shared with the joint venture partner.

Condensed financial information of PRIP 801, LLC, is summarized as follows:

Condensed Balance Sheets

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS

Investment in real estate, net	$3,712,458	$3,773,100
Other Assets, net	112,883	139,841

Total Assets	$3,825,341	$3,912,941

LIABILITIES AND MEMBERS’ EQUITY

Mortgage loan payable	$1,950,000	$1,950,000
Other Liabilities	28,180	28,180
Members’ Equity	1,847,161	1,934,761

Total Liabilities and Members’ Equity	$3,825,341	$3,912,941

Company’s share of Members’ Equity*	$1,366,985	$1,431,809

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

Condensed Statements of Operations

(unaudited)

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Revenues and interest income	$84,548	$84,556	$253,848	$253,833
Expenses	(54,801)	(56,250)	(166,448)	(171,152)

Net income	$29,747	$28,306	$87,400	$82,681

Company’s share of net income*	$22,013	$20,939	$64,676	$61,184

*	The difference in the Company’s percentage of members’ equity and the Company’s percentage of net income reflected above compared to the Company’s balance sheets and statements of operations is attributable to the amortization expense of acquisition costs incurred by the Company.

The mortgage loan requires payments of interest only at a fixed interest rate of 5.498% through November 1, 2010, the anticipated repayment date. If the mortgage loan is not repaid or refinanced as of the anticipated repayment date, interest will accrue at a rate per annum equal to the greater of (a) 8.498% and (b) the treasury rate plus three percentage points. Pursuant to the terms of a cash management agreement, the borrower was required to post a $550,000 letter of credit by December 1, 2007, or the lender would sweep and retain all cash flow from 801 Fiber Optic Drive. On November 29, 2007, Paladin OP posted a $550,000 irrevocable standby letter of credit with Wachovia Bank, N.A. secured by $550,000 cash deposited in a certificate of deposit with Wachovia Bank, N.A. The borrower did not pay off the loan on November 1, 2010. The lender applied the letter of credit (or retained cash flow) and will sweep all cash flow to repay the loan until the loan is repaid in full. In the event of a default under the loan documents, the cash management agreement further provides that the lender may sweep cash from all accounts maintained by the borrower with the lender (including rent accounts from the property). The estimated principal balance to be due at November 1, 2010 was $1,400,000. The loan matures on November 1, 2035.

The mortgage loan could not be prepaid until January 31, 2008 and, as of September 30, 2010, it has not been prepaid. There was no sale, encumbrance, or other transfer of an interest in the property permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO, LLC, has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, our sponsor, Paladin Realty Partners, LLC (“Paladin Realty”), has agreed to fully indemnify Mr. Gilbert against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property. In addition PRIP 801, LLC, has entered into an environmental and hazardous substance indemnification agreement.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

4. Mortgages Payable

Mortgages Payable

Mortgage loans payable consist of the following:

	September 30, 2010	December 31, 2009
Mortgage loan payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by Champion Farms Apartments property (1)	$16,350,000	$16,350,000

Mortgage loan payable—interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,500,000	16,500,000

Mortgage loan payable—principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,582,932	4,639,581

Mortgage loan payable—interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000

Mortgage loan payable—interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	13,600,000

Mortgage loan payable—interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	4,250,000

Mortgage loan payable—interest only at 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,700,000	28,700,000

Mortgage loan payable—interest only at 7.00% payable monthly until the loan matures on December 19, 2010, secured by the Two and Five Governor Park properties (7)	10,850,177	10,415,391

Mortgage loan payable-interest only at 5.66% payable monthly until November 1, 2011, after which principal and interest are due until the loan matures on October 1, 2019, secured by the Lofton Place Apartments property (8)	12,000,000	12,000,000

Mortgage loan payable—interest only at 5.49% payable monthly until February 1, 2012, after which principal and interest are due until the loan matures on January 1, 2020, secured by the Beechwood Gardens Apartments property (9)	8,661,000	8,661,000

Total mortgage loans payable	$121,744,109	$121,365,972

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

(3)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable.
(4)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(6)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.
(7)	The loan has two, one-year extensions which may be exercised if, among other things, the properties have (a) a debt service coverage ratio of 1.2 or better, and (b) a loan to value ratio of no more than 70.0% based on an appraisal. Each extension is subject to an extension fee equal to 1.5% of the outstanding principal balance. The loan is prepayable at any time prior to its maturity, subject to an exit fee equal to 1.0% of the principal being repaid. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.
(8)	Assuming no event of default, the loan will mature on October 1, 2019. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond our control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the Note is assigned to a REMIC trust on or after October 1, 2010. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the Note to a REMIC trust by October 1, 2010; however, if the Note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Charles M. Thompson, but only upon the occurrence of certain limited events.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

(9)	Assuming no event of default, the loan will mature on January 1, 2020. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond our control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the Note is assigned to a REMIC trust on or after January 1, 2011. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the Note to a REMIC trust by January 1, 2011; however, if the Note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed, jointly and severally, by Herbert Morgan, Robert C. Morgan and Robert J. Moser, but only upon the occurrence of certain limited events.

The loan agreements contain various covenants, which among other things, limit the ability of the borrower to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interest in the property among others. The loan agreements also contain certain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable. As of September 30, 2010, the Company is in compliance with its debt covenants.

Paladin REIT’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be Paladin REIT’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of Paladin REIT’s assets before non-cash reserves and depreciation. As of September 30, 2010, Paladin REIT’s borrowings did not exceed 300% of the value of its net assets.

5. Related Party Transactions

In connection with the Follow-On Offering, Paladin REIT entered into a dealer manager agreement dated February 6, 2008 (the “Follow-On Dealer Manager Agreement”) with Paladin Realty Securities, LLC (“Paladin Securities”), a wholly owned subsidiary of Paladin Advisors. Pursuant to the terms of the Follow-On Dealer Manager Agreement, Paladin REIT pays Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and Paladin REIT does not pay any commission from the sale of shares of its common stock pursuant to its distribution reinvestment plan. Paladin REIT also pays Paladin Securities a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers.

For the nine months ended September 30, 2010, Paladin REIT incurred $370,701 in selling commissions and dealer manager fees to Paladin Securities.

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offerings as well as reimbursement for organization and offering costs, and certain other costs, incurred by Paladin Advisors on behalf of the Company.

Amounts due to (from) Affiliates

	September 30, 2010	December 31, 2009
General and administrative expenses due to affiliates (1)	$1,580,699	$2,619,390
Organization and offering costs due from affiliates (2)	(440,222)	(306,224)

Total due to affiliates	$1,140,477	$2,313,166

Deferred organization and offering costs (3)	$7,721,817	$7,373,714

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

(1)	Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the three months ended September 30, 2010, the Company incurred $405,212 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $414,956 of general and administrative expenses in its condensed consolidated statements of operations with the additional amount of $9,744, which was incurred in the current year and recorded as due to affiliate. During the nine months ended September 30, 2010, the Company incurred $1,140,190 of general and administrative expenses. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $1,156,279 of general and administrative expenses in its condensed consolidated statement of operations with the additional amount of $16,089, which was incurred in the current year and recorded as due to affiliate. Pursuant to the Advisory Agreement, the Company paid $95,220 in asset management fees due to Paladin Advisors for its 12 properties during the three months ended September 30, 2010 and $285,660 for the nine months ended September 30, 2010. For each of these 12 properties from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. The board of directors (including the independent directors) has approved reimbursing Paladin Advisors for $1,580,694 in the future to the extent that reimbursement of this amount, together with all operating expenses paid or reimbursed for the then-current Expense Period, would not result in payment or reimbursement of operating expenses in excess of the 2%/25% Rule in that period. In making this determination, the board of directors (including the independent directors) noted that these were operating expenses necessary for the operation of the Company’s business, as the Company is in the early stages of operations and has limited operations to cover its operating expenses and because such amounts will only be reimbursed in the future to the extent described above. In accordance with the Advisory Agreement, on June 1, 2010, the Company reimbursed Paladin Advisors $575,000 of previously accrued general and administrative expenses. On July 7, 2010, the Company reimbursed Paladin Advisors $575,000 of previously accrued general and administrative expenses. Such payments total $1,150,000 for the nine months ended September 30, 2010.
(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offerings and will be required to return to the Company any amount the Company reimburses them in excess of 3.0% of the gross proceeds from the Offerings. Such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. For the nine months ended September 30, 2010, the Company paid $289,514 of offering costs. Due to the application of the 3.0% limitation, the Company recognized $155,516, which was charged to stockholders’ equity with the additional amount of $133,998 recorded as due from affiliate. Paladin Advisors is required to reimburse the current balance of $440,222 within 60 days after the end of the Follow-On Offering.
(3)	Not reflected in the condensed consolidated financial statements at September 30, 2010 and December 31, 2009 as these amounts have exceeded the 3.0% limitation as described above in Note 2 and only become due to affiliates when they do not exceed such limitation.

6. Stockholders’ Equity

Under the terms of the 2005 Independent Director Incentive Stock Plan, on June 18, 2010, the Company granted 4,000 shares of restricted common stock at $10.00 per share to each of its independent directors upon their reelection to the board of directors. Two thousand of the shares granted to each independent director vested

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 and 2009 (unaudited)

immediately, and 2,000 of the shares will vest on the first anniversary of the date of grant, provided the independent director continues to provide services to the Company on such vesting date. The unamortized shares are amortized from the date of grant to June 18, 2011.

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

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the SEC contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding our intent, belief or current expectations and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	use of proceeds of our Follow-On Offering.

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

As of September 30, 2010, we owned interests in 12 income-producing properties through 11 joint venture investments:

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

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Rental income for the quarter ended September 30, 2010 was $4,553,475, compared to $3,326,961 for the quarter ended September 30, 2009. Our rental income has increased due to our investments in Lofton Place Apartments in October 2009 and Beechwood Gardens Apartments in December 2009. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our investments in real properties made in 2009 and future real property investments and real estate related investments.

Other income for the quarter ended September 30, 2010 was $459,324, compared to $333,266 for the quarter ended September 30, 2009. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for quarter ended September 30, 2010 is attributable to various tenant charges related to the acquisitions made in 2009.

Property operating expenses for the quarter ended September 30, 2010 were $2,136,417, compared to $1,661,094 for the quarter ended September 30, 2009. The increase in property operating expenses is mainly attributable to our acquisitions in 2009. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our investments in real properties acquired in 2009 and future real property investments and real estate related investments.

Real estate taxes were $410,675 for the quarter ended September 30, 2010, compared to $339,519 for the quarter ended September 30, 2009. The increase in real estate taxes in 2009 is a result of acquisitions made in 2009.

General and administrative expenses were $414,956 for the quarter ended September 30, 2010 compared to $677,842 for the quarter ended September 30, 2009. General and administrative expenses have decreased, since in accordance with the 2%/25% rule, all of the general and administrative expenses paid by the Advisor on behalf of the Company have been fully accrued by the Company.

Interest expense, including amortization of deferred financing costs, was $1,924,814 for the quarter ended September 30, 2010 compared to $1,608,057 for the quarter ended September 30, 2009. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred related to the properties acquired in 2009 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $1,359,177 for the quarter ended September 30, 2010, and $886,304 for the quarter ended September 30, 2009. The increase in depreciation and amortization expense in 2010 is related to the properties acquired in 2009.

Loss allocated to noncontrolling interests was $340,039 for the quarter ended September 30, 2010, compared to $405,632 for the quarter ended September 30, 2009. The change was due mainly to acquisitions of properties in 2009 and to the allocation of losses of each project.

Net loss attributable to the Company was $869,498 for the quarter ended September 30, 2010, compared to net loss attributable to the Company of $1,083,231 for the quarter ended September 30, 2009, primarily due to the net impact of the items discussed above.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Rental income for the nine months ended September 30, 2010 was $13,554,098 compared to $9,957,468 for the nine months ended September 30, 2009. Our rental income has increased due to our investments in Lofton Place Apartments in October 2009 and Beechwood Gardens Apartments in December 2009. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our investments in real properties made in 2009 and future real property investments and real estate related investments.

Other income for the nine months ended September 30, 2010 was $1,367,634, compared to $900,645 for the nine months ended September 30, 2009. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for quarter ended September 30, 2010 is attributable to various tenant charges related to the acquisitions made in 2009.

Property operating expenses for the nine months ended September 30, 2010 were $6,062,063, compared to $4,767,322 for the nine months ended September 30, 2009. The increase in property operating expenses is mainly attributable to our acquisitions in 2009. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our investments in real properties acquired in 2009 and future real property investments and real estate related investments.

Real estate taxes were $1,248,335 for the nine months ended September 30, 2010, compared to $968,427 for the nine months ended September 30, 2009. The increase in real estate taxes in 2010 is a result of acquisitions made in 2009.

General and administrative expenses were $1,156,279 for the nine months ended September 30, 2010 compared to $2,022,309 for the nine months ended September 30, 2009. General and administrative expenses have decreased, since in accordance with the 2%/25% rule, all of the general and administrative expenses paid by the Advisor on behalf of the Company have been fully accrued by the Company.

Interest expense, including amortization of deferred financing costs, was $5,699,371 for the nine months ended September 30, 2010 compared to $4,734,697 for the nine months ended September 30, 2009. The increase in interest expense was primarily related to mortgage notes payable and indebtedness incurred related to the properties acquired in 2009 and certain financing costs that we incurred in connection with such indebtedness.

Depreciation and amortization expense was $4,007,808 for the nine months ended September 30, 2010, and $2,612,889 for the nine months ended September 30, 2009. The increase in depreciation and amortization expense in 2010 is related to the properties acquired in 2009.

Loss allocated to noncontrolling interests was $960,787 for the nine months ended September 30, 2010, compared to $1,203,029 for the nine months ended September 30, 2009. The change was due mainly to acquisitions of properties in 2009 and to the allocation of losses of each project.

Net loss attributable to the Company was $2,221,524 for the nine months ended September 30, 2010, compared to net loss attributable to the Company of $2,971,334 for the nine months ended September 30, 2009, primarily due to the net impact of the items discussed above.

Related Party Transactions and Agreements

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the Dealer Manager Agreement for the Follow-On Offering, we pay Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we do not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay Paladin Securities a dealer manager fee during our Follow-On Offering of up to 3.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the nine months ended September 30, 2010, we incurred $370,701 in selling commissions and dealer manager fees to Paladin Securities.

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

We had incurred organization and offering costs of $9,706,941 as of September 30, 2010, which includes $7,721,817 of deferred organization and offering costs paid by Paladin Advisors as described in Note 5 of the notes to our condensed consolidated financial statements included herewith. Such costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recorded by us, organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. For the nine months ended September 30, 2010, we recognized $155,516 of offering costs, which was charged to stockholders’ equity.

As of September 30, 2010, we have recognized a total of $1,546,624 of organization and offering costs. Subject to the 3.0% limitation, the remaining $8,160,317 in organization and offering costs will be recognized in future periods if we receive additional proceeds of our offering.

Expense Reimbursement. Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. We will not reimburse Paladin Advisors for operating expenses that in the twelve months then ended exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income (the “2%/25% Rule”), and Paladin Advisors must reimburse us quarterly for any amounts by which our operating expenses exceed the 2%/25% Rule in the twelve months then ended (the “Expense Period”), unless a majority of independent directors approves reimbursement of any excess. Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the quarter ended September 30, 2010, the average book value of our assets before reserves for deprecation or bad debts or other similar non-cash reserves is approximately $164,000,000. Our net income for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under GAAP (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

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

During the Expense Period ended September 30, 2010, our general and administrative expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended September 30, 2010, $173,705 was paid by Paladin Advisors.

For the three months ended September 30, 2010, we incurred $405,212 in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the

2%/25% Rule. Due to the application of the 2%/25% Rule, we were able to recognize $414,956 of general and administrative expenses in our condensed consolidated statements of operations for the three months ended September 30, 2010 with the additional amount of $9,744 recorded as due to affiliate.

For the nine months ended September 30, 2010, we incurred $1,140,190 in general and administrative expenses. Due to the application of the 2%/25% Rule, we were able to recognize $1,156,279 of general and administrative expenses in our condensed consolidated statements of operations for the nine months ended September 30, 2010 with the additional amount of $16,089 recorded as due to affiliate.

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

During the three months ended September 30, 2010, we paid Paladin Advisors $95,220 for asset management fees earned for the three months ended September 30, 2010. During the nine months ended September 30, 2010, we paid Paladin Advisors $285,660 for asset management fees earned for the nine months ended September 30, 2010.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2010, our sources of funds were:

•	proceeds, net of selling commissions, dealer manager fees and offering costs, of $3,462,891 from the sale of 399,962 common shares in our Follow-On Offering; and

•	net operating income of $7,611,334 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our condensed consolidated statement of operations entitled “Net Loss Attributable to Company” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss attributable to the Company for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30, 2010	September 30, 2009
Net Operating Income	$7,611,334	$5,122,364
Equity in earnings from real estate joint venture	62,660	59,168
Interest income	7,153	14,000
Depreciation and amortization expense	(4,007,808)	(2,612,889)
Interest expense, including amortization of deferred loan costs	(5,699,371)	(4,734,697)
General and administrative expenses	(1,156,279)	(2,022,309)
Noncontrolling interests	960,787	1,203,029

Net loss attributable to Company	$(2,221,524)	$(2,971,334)

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

Net cash provided by operating activities for the nine months ended September 30, 2010 was $616,381 compared to net cash provided by operating activities of $629,851 for the nine months ended September 30, 2009.

Net cash used in investing activities for the nine months ended September 30, 2010 was $1,093,053, which included $1,461,058 relating to expenditures for real estate and improvements partially offset by a decrease in restricted cash of $301,165 and distributions from real estate joint venture in excess of equity in earnings of $66,840. Net cash used in investing activities for the nine months ended September 30, 2009 was $2,509,313, which included $4,946,034 relating to expenditures for real estate and improvements, less a decrease in restricted cash of $2,384,889 and distributions from real estate joint venture in excess of equity in earnings of $51,832.

Net cash provided by financing activities was $995,311 for the nine months ended September 30, 2010 primarily related to $3,989,077 in proceeds from the issuance of common shares in our Follow-On Offering, $434,786 of borrowings from mortgages payable and $56,453 of contributions from noncontrolling interests offset primarily by $56,649 of payments on mortgages payable, $1,083,436 of treasury shares purchased, $370,701 of selling commissions and dealer manager fees, $155,516 of offering costs, $133,998 decrease in due to affiliates, $1,020,479 of distributions paid and $187,554 of distributions to noncontrolling interests. Net cash provided by financing activities was $4,828,577 for the nine months ended September 30, 2009 related to $5,609,946 in proceeds from the issuance of common shares in our Follow-On Offering, $1,517,482 of borrowings from mortgages payable and $394,409 of contributions from noncontrolling interests offset primarily by $53,527 of payments on mortgages payable, $985,253 of treasury shares purchased, $495,693 of selling commissions and dealer manager fees, $197,856 of offering costs, $111,085 decrease in due to affiliates, $780,167 of distributions paid and $69,679 of distributions to noncontrolling interests.

Mortgages Payable

We have mortgage loans in an aggregate amount of $121,744,109 outstanding, incurred in connection with our acquisitions. These mortgage notes payable are described in detail in Note 4 to our condensed consolidated financial statements included herein.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of September 30, 2010, our leverage did not exceed 300% of the value of our net assets.

Distributions

We paid $2,105,780 in distributions in the nine months ended September 30, 2010. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

Month	Annualized Rate Declared (1)	Date Paid	Total Distribution
December 1, 2009 to December 31, 2009	6.0%	January 15, 2010	$227,749
January 1, 2010 to January 31, 2010	6.0%	February 15, 2010	$230,747
February 1, 2010 to February 28, 2010	6.0%	March 15, 2010	$210,697
March 1, 2010 to March 31, 2010	6.0%	April 15, 2010	$236,156
April 1, 2010 to April 30, 2010	6.0%	May 17, 2010	$230,570
May 1, 2010 to May 31, 2010	6.0%	June 15, 2010	$241,183
June 1, 2010 to June 30, 2010	6.0%	July 15, 2010	$235,911
July 1, 2010 to July 31, 2010	6.0%	August 16, 2010	$245,425
August 1, 2010 to August 31, 2010	6.0%	September 15, 2010	$247,342

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.

(2)	On August 25, 2010, our board of directors declared distributions for the month of September 2010 that totaled approximately $241,000 when paid on October 15, 2010. On September 23, 2010, our board of directors declared distributions for the month of October 2010 that totaled approximately $251,000 when paid on November 15, 2010. On October 25, 2010, our board of directors declared distributions for the month of November 2010 that will total approximately $247,000 when paid on December 15, 2010.

Each of our 11 real estate investments is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive on an unconsolidated basis, and the operations of each of our other investments on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the noncontrolling interests held by our joint venture partners. As structured as of September 30, 2010, our investment in Champion Farms Apartments represented a 70% ownership interest, our investment in Fieldstone Apartments an 83% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest, our investment in Pheasant Run Apartment a 97.5% ownership interest, our investment in the Retreat Apartments a 97.5% ownership interest, our investment in Hilltop Apartments a 49% ownership interest, our investment in Conifer Crossing a 42.5% ownership interest, our investment in Two and Five Governor Park a 47.65% interest, our investment in Lofton Place Apartments a 60% ownership interest and our investment in Beechwood Gardens Apartments an 82.3% ownership interest. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital. By the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for the Retreat Apartment and Hilltop Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 12.0% return on our invested capital. By the terms of the joint venture for Conifer Crossing, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least an 8.5% return on our invested capital. By the terms of the joint venture for Two and Five Governor Park, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for Lofton Place Apartments and Beechwood Gardens Apartments, we are entitled to 100% of available cash flow from the properties as a priority distribution until we receive at least a 10.0% return on our invested capital.

The following chart compares cash distributions received from the Company’s investments during the year ended December 31, 2009, the nine months ended September 30, 2010 and inception to date as of September 30, 2010 with distributions paid during the same period.

Summary of Cash Distributions from the Company’s Investments

	Summary of Cash Distributions from Investments			Summary of Distributions Paid to Stockholders
	Year ended December 31, 2009	Nine months ended September 30, 2010	Inception to date as of September 30, 2010	Year ended December 31, 2009	Nine months ended September 30, 2010	Inception to date as of September 30, 2010
801 Fiber Optic	$148,000	$129,500	$761,317

Champion Farms Apartments	395,196	296,403	1,679,591

Fieldstone Apartments	424,380	318,287	1,444,467

Pinehurst Apartment Homes	217,020	162,765	660,573

Pheasant Run Apartments	237,792	178,344	715,982

Retreat Apartments	256,500	192,375	750,741

Hilltop Apartments	120,750	70,875	283,675

Conifer Crossing	244,375	—	382,500

Two and Five Governor Park	224,375	168,750	393,125

Lofton Place Apartments(1)	90,000	210,000	300,000

Beechwood Gardens Apartments(2)	—	224,770	224,770

Total	$2,358,388	$1,952,069	$7,596,741	$2,410,031	$2,105,780	$7,611,665

(1)	We acquired our interest in Lofton Place Apartments on October 1, 2009.
(2)	We acquired our interest in Beechwood Gardens Apartments on December 16, 2009.

Of the $2,105,780 distributions noted above for the nine months ended September 30, 2010, $1,020,479 was paid in cash and $1,085,301 was paid through the distribution reinvestment plan in the form of additional shares issued.

As shown in the previous table, from inception through September 30, 2010, the cumulative distributions paid to stockholders of $7,611,665 exceeded cash distributions from our investments of $7,596,741. In addition, for the nine months ended September 30, 2010, distributions paid to stockholders of $2,105,780 exceeded cash distributions from our investments of $1,952,069 as well as net cash provided by operating activities of $616,381.

Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. The repayment of these deferred expenses has impacted, and may continue to impact, our ability to pay distributions from cash flow from operations or at all. Additionally, if Paladin Advisors were to pay additional expenses on our behalf and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact our ability to pay distributions in future periods as well as potentially adversely impact the value of an investment in the Company.

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

The following is the calculation of FFO for each of the nine months ended September 30, 2010 and 2009.

	For the nine months ended
	September 30, 2010	September 30, 2009
Net loss attributable to Company	$(2,221,524)	$(2,971,334)
Add:
Depreciation and amortization—consolidated entities	4,007,808	2,612,889
Depreciation and amortization—unconsolidated entities	51,495	51,495
Less:
Depreciation and amortization of noncontrolling interests	(1,327,391)	(797,182)

FFO	$510,388	$(1,104,132)
FFO per share
Basic	$0.11	$(0.28)
Diluted	$0.11	$(0.28)
Weighted average number of shares outstanding
Basic	4,722,062	3,983,508
Diluted	4,725,138	3,983,508

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes to our exposure to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4	CONTROLS AND PROCEDURES.

As of September 30, 2010, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of our Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering includes up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. As of September 30, 2010, we had sold 5,164,179 shares of common stock in the Offerings, raising gross proceeds of $51,319,463. From this amount, we have incurred $4,371,557 in selling commissions and dealer manager fees to our dealer managers and $9,706,941 in organization and offering costs (of which $1,546,625 has been recorded in our financial statements). As of September 30, 2010, we had net offering proceeds from the Offerings of $45,350,747. We used a combination of net offering proceeds and debt to purchase our interests in 12 properties, to pay $1,801,463 in acquisition or origination fees and $1,074,969 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds September 30, 2010, see our condensed consolidated financial statements included in this report.

During the quarter ended September 30, 2010, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 to July 31, 2010	13,143	$9.30	13,143	(1)
August 1, 2010 to August 31, 2010	12,967	$9.30	12,967	(1)
September 1, 2010 to September 30, 2010	13,059	$9.30	13,059	(1)

Total	39,169		39,169

(1)	We adopted a share redemption program effective February 28, 2005, as amended effective as of August 28, 2008 and June 6, 2009. We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) we will limit the number of shares redeemed pursuant to our share redemption program during any calendar year to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2008 and incorporated herein by reference).

10.1	Fifth Amended and Restated Advisory Agreement, dated as of July 28, 2010 by and among the Registrant, Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010		PALADIN REALTY INCOME PROPERTIES, INC.

	By:	/S/ WHITNEY A. GREAVES
Whitney A. Greaves
President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/S/ JOHN A. GERSON
John A. Gerson
Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

10.1	Fifth Amended and Restated Advisory Agreement, dated as of July 28, 2010 by and among the Registrant, Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.