Form 10-K
period 2010-12-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2011-03-29
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ..    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

As of March 25, 2011, there were 5,450,992 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

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

We had acquired interests in 12 income-producing properties through 11 joint venture investments as of December 31, 2010:

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

Because we will conduct all of our operations though an operating partnership, we are organized in what is referred to as an “UPREIT” structure, because it allows investors who desire to contribute property to Paladin REIT to transfer the property to Paladin OP in exchange for limited partnership units in Paladin OP and delay taxation of gain until the contributor redeems the limited partnership units for cash or shares as described above. The UPREIT structure gives us an advantage in acquiring properties from persons who may not otherwise transfer their properties because of unfavorable tax results. To avoid confusion, in this Annual Report:

•	we refer to Paladin Realty Income Properties, L.P. as “Paladin OP”; and

•	the use of “we,” “us,” “our” and similar pronouns refers to either (1) Paladin REIT or (2) Paladin REIT and Paladin OP collectively, as required by the context in which such pronoun is used.

Paladin Realty Advisors, LLC (“Paladin Advisors”) is our advisor pursuant to the fifth amended and restated advisory agreement dated July 28, 2010 (the “Advisory Agreement”), and, as such, supervises and manages our day-to-day operations and selects our investments, subject to oversight by our board of directors. Paladin Advisors will also provide marketing, sales and client services on our behalf. Paladin Advisors was formed on October 31, 2003 and is an affiliate of our sponsor, Paladin Realty Partners, LLC (“Paladin Realty”). The senior officers of Paladin Advisors, who are also officers and directors of Paladin REIT, manage our operations and have primary responsibility for selecting our investments. Paladin Advisors is currently the sole limited partner of Paladin OP.

Paladin Realty Securities, LLC (“Paladin Securities”) serves as our dealer manager pursuant to a dealer manager agreement dated February 6, 2008 (the “Dealer Manager Agreement”). Paladin Securities, a wholly owned subsidiary of Paladin Advisors, is a licensed broker-dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The following chart indicates the relationship among us, Paladin Securities, and Paladin Advisors and certain of its affiliates, including Paladin Realty, our sponsor and the managing member of Paladin Advisors as of December 31, 2010:

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

As of December 31, 2010, we had sold 5,370,182 shares of our common stock for aggregate gross proceeds of $53,355,424 and as of March 4, 2011, we had sold 5,673,730 shares of our common stock for aggregate gross proceeds of $56,205,238.

For the year ended December 31, 2010, we had total revenues of $20,048,939 and a net loss attributable to Company of $2,826,134. As of December 31, 2010, our total assets were $157,717,875.

Our headquarters are located at 10880 Wilshire Boulevard, Suite 1400, Los Angeles, California 90024. Our telephone number is 1-866-725-7348. Our website is www.paladinreit.com. We are not incorporating the information on that website into this Annual Report, and the website and the information appearing on the website are not included in, and are not part of, this Annual Report.

Current Investments

As of December 31, 2010, we have acquired interests in 12 income-producing properties through 11 joint venture investments.

On November 3, 2010 our board of directors approved the potential sale of Lofton Place Apartments and Two Governor Park contingent upon certain selling prices. As of the date of this Annual Report, neither property has received an offer that would satisfy the selling price approved by our board of directors.

On February 18, 2011, our board of directors approved the potential sale of 801 Fiber Optic Drive contingent upon a certain minimum selling price. As of the date of this Annual Report, 801 Fiber Optic Drive has received an offer in excess of the minimum selling price approved by our board of directors but has not entered into a definitive purchase and sale agreement.

801 Fiber Optic Drive

801 Fiber Optic Drive is located in the Central Arkansas I-440 Business Park in North Little Rock, Arkansas 72117. The property is owned by PRIP 801, LLC, a joint venture formed to acquire the property. We previously owned a 74.0% interest in PRIP 801, LLC and 801 FO, LLC, an unaffiliated third party, owned the remaining 26.0% interest in PRIP 801, LLC. The purchase price for our interest was approximately $1.7 million. The property is managed by the controlling member of 801 FO, LLC for which it receives a customary management fee. On November 29, 2007, we posted a $550,000 irrevocable standby letter of credit secured by $550,000 cash deposited in a certificate of deposit with Wachovia Bank N.A. Since the mortgage loan was not paid off by November 1, 2010, the lender drew the $550,000 on the letter of credit to paydown the principal balance of the mortgage loan, as described in Note 3. 801 FO, LLC did not contribute any additional money. As a result, the Company currently owns a 79.0% economic interest in PRIP 801, LLC and 801 FO, LLC owns the remaining 21.0% interest in PRIP 801, LLC.

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

In connection with our acquisition of our interest in Springhurst, we may be obligated to purchase up to 20% of the membership interests in Springhurst owned by Buckingham Springhurst at a fixed price of $67,500 per 1% additional interest. Buckingham Investment Corporation may exercise this right at any time after the first anniversary of the closing of the acquisition if certain financial requirements have been met. As of December 31, 2010, the financial requirements had not been met.

Fieldstone Apartments

Fieldstone Apartments is located at 10637 Springfield Pike in Woodlawn, Ohio 45246. Our interest in this property consists of an 83.0% membership interest in the entity that owns the property, Glenwood Housing Partners I, LLC (“Glenwood”). We originally purchased a 65.0% interest in Glenwood from Shiloh Crossing Partners II, LLC (“Shiloh II”). Shiloh II is unaffiliated with us and our affiliates, except that affiliates of Shiloh II participate in another joint venture with us relating to Champion Farms Apartments. We purchased an additional 18.0% interest in Glenwood from Shiloh II on July 1, 2008 pursuant to the right Shiloh II had to require us to purchase up to an additional 25.0% of the membership interests in Glenwood owned by Shiloh II. Shiloh II continues to own the remaining 17.0% interest in Glenwood, of which we may be required to purchase up to an additional 7.0% at a fixed price of $62,500 per 1% additional interest if certain financial requirements have been met. As of December 31, 2010, the financial requirements have not been met. The total purchase price for our interest was approximately $5.1 million. Fieldstone Apartments is a 266-unit multifamily rental community consisting of 12 buildings located on 15.2 acres. The construction of the community was completed in 2001. The property has an aggregate of 249,624 square feet of rentable area and an average unit size of 938 square feet. Fieldstone Apartments is managed by Buckingham Management, LLC for which it receives a customary management fee.

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

Two and Five Governor Park

Two and Five Governor Park are located at 6310 Greenwich Drive, San Diego, California 92122 and 5060 Shoreham Place, San Diego, California 92122. Our interest in these properties consists of a 47.7% membership interest in the entity that owns the properties, FPA Governor Park Associates, LLC (“FPA Governor Park Associates”). FPA Governor Park Investors, LLC (“FPA Governor Park Investors”) owns the remaining 52.35% interest in FPA Governor Park Associates. The purchase price for our interest was approximately $2.5 million. Two and Five Governor Park are two steel frame office buildings located in the Governor Park office park. Two Governor Park is a two-story office building that was developed in 1985. It has 22,460 square feet of rentable area and sits on a 1.41 acre site. Five Governor Park is a three-story office building that was developed in 1989. It has 53,048 square feet of rentable area and sits on a 2.96 acre site. Two and Five Governor Park are managed by Trinity Property Consultants, LLC, for which it receives a customary management fee.

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

Description of Real Property Investments and Real Estate Related Investments

We will seek to acquire a diversified portfolio of high quality investments, including investments in real properties and real estate related investments, focusing primarily on investments that produce current income. We seek to invest in a variety of types of real properties, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We will also seek to invest in loans on real property such as mortgage and mezzanine loans, which we refer to as real estate related investments.

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

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of December 31, 2010, our borrowings did not exceed 300% of the value of its net assets. As of December 31, 2010, the Company had $121,134,455 in mortgages payable.

In order to allow us to promptly invest the proceeds of our Follow-On Offering in income-producing investments, we may incur short-term financing associated with new investments during the early stages of our operations, which may also cause us to exceed our charter’s leverage guidelines.

Under our charter, there is no limitation on the amount we may borrow to acquire any single investment.

We may not borrow money from any of our directors or from Paladin Advisors and its affiliates unless such loan is approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. In addition, Paladin Advisors or its affiliates may borrow funds from unaffiliated third parties under negotiated agreements which may include revolving credit facilities, term loans or other types of loans. We may borrow from Paladin Advisors or its affiliates to provide a portion of the purchase price of a particular real property investment or real estate related investment. Such loans may be secured by a first or junior mortgage on any property so acquired. In addition to conforming with the requirements on all loans to us from Paladin Advisors described above, any such loan from Paladin Advisors or its affiliates will be made at the same interest rate and on substantially the same other terms as the loan made by the unaffiliated third party to Paladin Advisors or its affiliates.

Competition

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships and foreign investors, many of which have greater resources than we do. As of December 31, 2010, our real estate investments included 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, the Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments and Beechwood Gardens Apartments. The competitive conditions of each of these investments are favorable. 801 Fiber Optic Drive is located in one of the newest business parks in the Little Rock market located on State Highway 165, less than one mile east of the interchange with I-440. A rail line traverses the south edge of the business park and the property has fiber optic capability. Champion Farms is located in an affluent and growing neighborhood of Louisville, with access to nearby retail centers, schools and transportation routes. Fieldstone Apartments is located in an affluent suburb on the north side of Cincinnati with high barriers of entry for new development. Pinehurst Apartment Homes is located in a mature submarket approximately nine miles north of the Kansas City central business district. Pheasant Run Apartments is located in a southeastern suburb of the Kansas City metropolitan area close to major retail centers, with easy highway access to employment centers. The Retreat Apartments is located in a residential community approximately twelve miles southwest of downtown Kansas City with access to the airport, area employment centers and shopping. Hilltop Village is located in Kansas City with proximity to employment centers, schools, shopping and recreation. Conifer Crossing is located in a northeastern suburb of the Atlanta metropolitan area with easy highway access. Two and Five Governor Park is located 10 miles north of downtown San Diego in a submarket known as the Golden Triangle, which is home to leading industries and research centers. Lofton Place Apartments is located in Carrollwood, 10 miles northwest of downtown Tampa via I-275 and seven miles north of Tampa International Airport and the Westhore office submarket, via the Veteran’s Expressway (SR 589). Beechwood Gardens occupies a site at the intersection of Bustleton and Haldeman Avenues in Philadelphia, Pennsylvania and has excellent visibility, access and curb appeal.

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

There currently is no public market for our shares of common stock and we have no obligation or current plans to apply for quotation or listing on any public securities market. Therefore, it will be difficult for our investors to sell their shares promptly or at all. If our investors are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment will be reduced by between 11.6% and 13.2% of the gross offering proceeds which will be used to pay selling commissions, the dealer manager fee, organization and offering expenses, acquisition fees, origination fees and other expenses. The price per share could also be reduced as a result of other factors including those described elsewhere in this “Risk Factors” section. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our investors will be able to sell their shares, whether pursuant to our share redemption plan or otherwise, without incurring a substantial loss. We cannot assure our investors that their shares will ever appreciate in value to equal the price paid for their shares. Thus, our investors should consider the purchase of our shares as illiquid and a long-term investment, and must be prepared to hold their shares for an indefinite length of time.

We have experienced annual net losses which could adversely impact our ability to conduct operations, make investments and pay distributions.

We had a net loss of $2,826,134, $4,471,922 and $2,358,550, respectively, for the years ended December 31, 2010, December 31, 2009 and December 31, 2008. As a result, Paladin Advisors has paid expenses on our behalf and has deferred the reimbursement of a portion of these expense payments. In the event that our annual net losses continue and if Paladin Advisors ceases paying expenses on our behalf or deferring reimbursement of expenses, we will have less money available to make investments and pay distributions, and our ability to conduct our operations may be adversely impacted.

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

As of December 31, 2010, we have made twelve property investments, which are joint venture interests in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments and Beechwood Gardens Apartments. Paladin Advisors has not identified any real property investments or real estate related investments that it is reasonably probable we will make with the additional net proceeds we will receive from our Follow-On Offering. As a result, investors in our Follow-On Offering will be unable to evaluate the manner in which the net proceeds are invested and the economic merits of potential investments prior to the investor making an investment decision. Additionally, our investors will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our real property investments and real estate related investments. Our investors must rely on Paladin Advisors to evaluate our investment opportunities, and Paladin Advisors may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure our investors that acquisitions of real property investments or real estate related investments made using the proceeds of our Follow-On Offering will produce a return on their investment or will generate cash flow to enable us to make distributions to our stockholders.

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

The past performance of other investment programs sponsored by Paladin Realty may not be indicative of our future results, and we may not be able to successfully implement and operate our business, which is different in a number of respects from the operations of those programs. The returns to our stockholders will depend in part on the mix of products in which we invest, the stage of investment and our place in the capital structure for our investments. As our portfolio is unlikely to mirror in any of these respects the portfolios of the prior Paladin programs, the returns to our stockholders will vary from those generated by those prior programs. We are also the first publicly offered investment program sponsored by Paladin Realty or any of its affiliates. Therefore, the prior Paladin programs, which were conducted through privately-held entities, were not subject to either the up-front commissions, fees and expenses associated with our Offerings or to many of the laws and regulations to which we will be subject. We would be the first program sponsored by Paladin Realty or any of its affiliates to make or acquire mortgage loans or mezzanine loans. None of Paladin Realty, Paladin Advisors or any of their affiliates has experience making such investments or in operating any other REIT or a publicly-offered investment program. As a result of all these factors, our investors should not assume that our investors will experience returns, if any, comparable to those experienced by investors in the prior programs sponsored by Paladin Realty and its affiliates.

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

To date cash flows from operations were insufficient to pay both our operating expenses and to cover the distributions we have paid and/or declared. In order to permit us to pay distributions, we have used cash distributions from our investments and offering proceeds. Paladin Advisors has paid expenses on our behalf and deferred the reimbursement of such expense payments and its receipt of fees we owe Paladin Advisors. We cannot assure our investors that in the future we will be able to achieve cash flows necessary to pay both our expenses and distributions at our historical per share amounts, or to maintain distributions at any particular level, if at all.

Because our cash flows from operations have been insufficient to pay distributions we have paid or declared to our stockholders through the date of this Annual Report, we cannot assure our investors that we will be able to continue paying distributions to our stockholders at our historical per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. From the date of inception through December 31, 2010, we have paid $8,349,238 in distributions to our stockholders and intend to continue paying distributions to our stockholders in the future. In order to permit us to pay distributions declared to date, (1) we have used cash distributions from our investments as well as offering proceeds and (2)

Paladin Advisors has deferred the reimbursement of certain general & administrative expense payments and its receipt of asset management and acquisition fees.

Specifically, as of December 31, 2010, Paladin Advisors and its affiliates have incurred on our behalf $7,825,525 in organization and offering costs. In addition, Paladin Advisors and its affiliates paid on our behalf $2,644,293 in general and administrative expenses in accordance with the 2%/25% Rule, as described below, of which $1,747,054 has been reimbursed by the Company to Paladin Advisors and $897,239 has been recorded as due to affiliates on the consolidated balance sheet.

In accordance with our charter and pursuant to the Advisory Agreement, Paladin Advisors must fund and pay us quarterly for any amount of operating expenses that in the 12 months then ended exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Rule,” and we will not reimburse Paladin Advisors for operating expenses incurred on our behalf that in any fiscal year exceed the 2%/25% Rule. During the previous twelve months, our operating expenses, including expenses incurred on behalf of us by Paladin Advisors and its affiliates did not exceed the 2%/25% Rule. Our general and administrative expenses, which are the equivalent of total operating expenses for purposes of the 2%/25% Rule, as a percentage of average invested assets were 1.0% for the year ended December 31, 2010. For the year ended December 31, 2010, we paid Paladin Advisors asset management fees of $380,880 and did not pay Paladin Advisors any acquisition fees.

We may be obligated to pay these amounts to Paladin Advisors in the future, and the payment of these obligations may impact our ability to pay future distributions. Paladin Advisors is not obligated to either pay expenses on our behalf beyond the term of the Advisory Agreement or defer reimbursements of expense payments or fees in future periods. At such time as Paladin Advisors requires us to reimburse such expense payments or pay those fees, or if Paladin Advisors were to cease paying expenses on our behalf or deferring reimbursement of expense payments or fees, our ability to pay distributions to our stockholders could be adversely affected, and we may be unable to pay distributions to our stockholders, or such distributions could decrease significantly.

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

The net proceeds of our Follow-On Offering will be used to make real property investments, directly or through joint ventures, make real estate related investments and to pay various fees and expenses. In addition, to be taxed as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, subject to certain adjustments. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified any sources of debt or equity for future funding. While we have used short term borrowings since the commencement of the Offerings, including borrowings from affiliates of Paladin Advisors, Paladin Advisors is not required to facilitate any future affiliated loans for us, and we cannot assure our investors that adequate sources of funding will be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

•	Job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	Increases in supply of competing properties or decreases in demand for our real properties may impact our ability to maintain or increase occupancy levels;

•	Changes in interest rates and availability of debt financing could render the sale of properties difficult or unattractive;

•	Periods of high interest rates may reduce cash flow from leveraged properties; and

•

Increased insurance premiums, real estate taxes, energy costs or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

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

In the future, our board of directors will consider various types of transactions to provide liquidity to stockholders, including but not limited to: (1) listing our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with cash or securities of a publicly traded company; and (3) the sale of all or substantially all of our assets for cash or other consideration. In the event that we sell all or substantially all of our assets, we would be potentially required to pay Paladin Advisors the subordinated distributions of net sales proceeds. In the event that we list our shares on a national securities exchange at such time as we remain externally advised by Paladin Advisors, we would be potentially required to make a one-time cash payment to Paladin Advisors in an amount equal to the amount of cash distributions we would have been required to make to Paladin Advisors if we had liquidated as of the listing date and distributed the net proceeds to our stockholders. In the event that our board of directors approves a sale or merger of our company, it is likely that such a transaction would cause a termination of our Advisory Agreement. Upon the termination of the Advisory Agreement, we would be potentially required to make a one-time payment to Paladin Advisors in an amount calculated in a similar manner based upon the market value of our company as of the date of termination. This potential obligation to make substantial payments to Paladin Advisors in the event of a listing, sale or merger of our company or sale of our assets may limit the amount that our investors will receive upon the consummation of a liquidity event.

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

If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that will not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s length with an independent joint venture partner. As a result, our returns may be decreased if we enter into joint ventures with affiliates of Paladin Advisors.

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

•

Issue shares of our common stock to our independent directors pursuant to our incentive stock plan (as of December 31, 2010 we have granted 28,000 shares of common stock to our independent directors pursuant to the incentive stock plan and an additional 34,000 shares remain available for issuance under the plan); or

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

We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us in a manner other than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we are to receive once such target return has been achieved. Ten of our eleven real estate investments as of December 31, 2010 are structured in this manner. If the total returns from a structured investment exceed the target return for such investment, the co-venturer may receive more of the cash flow and/or appreciation upon sale of the property than its direct ownership interest would indicate. Conversely, if the total returns from a structured investment fall short of the target return for such investment, the co-venturer may receive less of the cash flow and/or appreciation upon the sale of the property than its direct ownership interest would indicate. If we do not accurately judge the appreciation prospects of a particular investment, we may have limited participation in the profits of a joint venture investment which could reduce our profitability from the investment.

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

We have guaranteed the mortgage loan on 801 Fiber Optic Drive, which may result in us being obligated to make substantial payments.

In connection with the refinancing of the mortgage loan on 801 Fiber Optic Drive, we agreed to guarantee the loan in the amount of $1.3 million upon the occurrence of certain limited conditions. If we were to become obligated to perform under this guarantee, it could have an adverse effect on our financial condition and ability to pay distributions.

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

In order for FINRA members and their associated persons to have participated in the offering and sale of our common stock or to participate in any future offering of our common stock, we are required pursuant to FINRA Rule 5110(f)(M) to disclose in each Annual Report distributed to our stockholders a per share estimated value of the common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, Paladin Advisors must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the Annual Reporting requirements of ERISA in the preparation of their reports relating to an investment in our common stock. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that we are currently conducting a public offering of our common stock at the price of $10.00 per share.

Holders

As of March 4, 2011, there were 1,876 holders of record of our common stock.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual taxable income, subject to certain adjustments, to our stockholders. The amount of any cash distributions will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to declare and make distributions on a monthly basis. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, we may be required to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the requirement that we distribute at least 90% of our taxable income, subject to certain adjustments, in order to qualify as a REIT. We have declared and paid a 6% distribution every month since December 2005. For the years ended December 31, 2009 and 2010, our board of directors has declared the distributions listed below.

Month	Annualized Rate Declared	Date Made
January 2009	6.0%	February 16, 2009
February 2009	6.0%	March 16, 2009
March 2009	6.0%	April 15, 2009
April 2009	6.0%	May 15, 2009
May 2009	6.0%	June 15, 2009
June 2009	6.0%	July 15, 2009

Month	Annualized Rate Declared	Date Made
July 2009	6.0%	August 17, 2009
August 2009	6.0%	September 15, 2009
September 2009	6.0%	October 15, 2009
October 2009	6.0%	November 15, 2009
November 2009	6.0%	December 15, 2009
December 2009	6.0%	January 15, 2010
January 2010	6.0%	February 15, 2010
February 2010	6.0%	March 15, 2010
March 2010	6.0%	April 15, 2010
April 2010	6.0%	May 17, 2010
May 2010	6.0%	June 15, 2010
June 2010	6.0%	July 15, 2010
July 2010	6.0%	August 16, 2010
August 2010	6.0%	September 15, 2010
September 2010	6.0%	October 15, 2010
October 2010	6.0%	November 15, 2010
November 2010	6.0%	December 15, 2010
December 2010	6.0%	January 18, 2010

Sales of Unregistered Equity Securities

On June 18, 2010, we granted 4,000 shares of restricted common stock at $10.00 per share to each of our independent directors upon their reelection to the board of directors pursuant to our 2005 Independent Director Incentive Stock Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Two thousand of the shares granted to each independent director vested immediately, and 2,000 of the shares will vest on the first anniversary of the date of grant, provided the independent director continues to provide services to us on such vesting date. The unamortized shares are amortized from the date of grant to June 18, 2011. As of December 31, 2010 we have granted 28,000 of 60,000 shares of common stock authorized under our to our 2005 Independent Director Incentive Stock Plan. Mr. Harvey Lenkin resigned from our board of directors effective January 3, 2011. Accordingly, on January 3, 2011, he forfeited 2,000 shares of restricted stock which would have vested on June 18, 2011. As a result, an additional 34,000 shares remain available for issuance under our 2005 Independent Director Incentive Stock Plan.

Use of Offering Proceeds

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering includes up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. As of December 31, 2010, we had sold 5,370,182 shares of common stock in the Offerings, raising gross proceeds of $53,355,424. From this amount, we have incurred $4,525,584 in selling commissions and dealer manager fees to our dealer managers, $9,854,892 in organization and offering costs (of which $1,608,109 has been recorded in our financial statements), $1,801,463 in acquisition or origination fees and $1,170,189 in asset management fees. For the year ended December 31, 2010, the ratio of the cost of raising capital to the capital raised was approximately 11.1%.

As of December 31, 2010, we had offering proceeds, net of selling commissions, the dealer manager fee and organization and offering costs, from the Offerings of $47,184,713. We used a combination of net offering proceeds and debt to purchase our interests in twelve properties and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through December 31, 2010, see our financial statements included in this Annual Report.

Share Redemptions

During the quarter ended December 31, 2010, we redeemed shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 to October 31, 2010	12,653	$9.30	12,653	(1)
November 1, 2010 to November 30, 2010	13,238	$9.30	13,238	(1)
December 1, 2010 to December 31, 2010	12,907	$9.30	12,907	(1)

Total	38,798		38,798

(1)	We adopted a share redemption program effective February 28, 2005, as amended effective as of August 28, 2008 and June 6, 2009. We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) we will limit the number of shares redeemed pursuant to our share redemption program during any calendar year to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan.

Item 6.	Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2010	2009	2008	2007	2006

Operating Data:

Revenues	$20,048,939	$15,344,761	$11,589,811	$5,595,622	$1,530,502

Loss before equity in earnings and noncontrolling interest	$(4,087,665)	$(6,337,842)	$(2,689,447)	$(1,627,801)	$(855,811)

Equity in earnings from real estate joint venture	$83,519	$81,153	$88,224	$83,896	$75,226

Noncontrolling interest	$1,178,012	$1,784,767	$242,673	$219,437	$127,817

Net loss attributable to Company	$(2,826,134)	$(4,471,922)	$(2,358,550)	$(1,324,468)	$(652,768)

Loss per common share (basic and diluted)	$(0.59)	$(1.09)	$(0.73)	$(0.75)	$(1.42)

Distributions declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60

Weighted average common shares outstanding-basic and diluted	4,787,071	4,086,673	3,219,095	1,758,564	458,658

Balance Sheet Data:

Total assets	$157,717,875	$160,931,602	$136,066,319	$64,554,863	$44,774,940

Mortgages Payable	$121,134,455	$121,365,972	$98,729,308	$43,879,125	$32,850,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand our operations and our present business environment. The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this Annual Report on Form 10-K (this “Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors, including those factors set forth in Item 1A of this Annual Report and other factors presented throughout this Annual Report.

We are a Maryland corporation formed on October 31, 2003 and have elected to be taxed as a REIT commencing with the year ended December 31, 2006. We were organized to invest in a diversified portfolio of high quality investments, including investments in real properties and real estate related investments, focusing primarily on investments that produce current income.

As of December 31, 2010, we owned interests in 12 income-producing properties through 11 joint venture investments:

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

For each of our real property investments, regardless of product type, Paladin Advisors will seek to invest in properties with the following attributes:

•

Quality. We invest in real properties that are suitable for our intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted capital improvements.

•	Location. We seek to invest in real properties that are located in established markets for comparable properties, with access and visibility suitable to meet the needs of its occupants.

•

Market, Supply and Demand. We focus on local or regional markets which have potential for stable and growing property level cash flow over the long-term. These determinations will be based in part on an evaluation of market economic, demographic and regulatory factors affecting the real property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, and we generally seek to limit our investments in areas that have limited potential for demand growth.

•

Predictable Capital Needs. We seek to invest in real properties where the future expected capital needs can be reasonably projected in a manner that would allow us to meet our objectives of preservation of capital and stability and growth in cash flow.

•

Cash Flow. We seek to invest in real properties where the current and projected cash flow, including the potential for appreciation in value, would allow us to meet our overall investment objectives. We evaluate cash flow relative to expected growth and appreciation.

Borrowing Policies

By operating on a leveraged basis, we expect that we will have more funds available for investments. This generally allows us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation.

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

Policies Regarding Operating Expenses

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the twelve months then ended, as these terms are defined in our charter, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. During the twelve months ended December 31, 2010, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule.

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

Real Estate and Depreciation

Land is carried at cost. Building and improvements, furniture, fixtures, and equipment, in-place leases, and tenant improvements are stated at cost, less accumulated depreciation and amortization. We allocate the purchase price of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating the purchase price to an acquired property, we allocate the purchase price to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. In some circumstances, we engage real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however, we are ultimately responsible for the purchase price allocation. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the building and improvements and from 5 to 7 years for furniture, fixtures and equipment, using the straight line basis. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from 3 to 24 months, using the straight line basis. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

Effective January 1, 2009, we expense acquisition costs for future investment property acquisitions to record the acquisition at its fair value. Prior to January 1, 2009, we capitalized all acquisitions costs as part of the value of the investment property as an addition to building and improvements.

We review long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Examples of events or changes in circumstances that may trigger an impairment analysis include (i) a substantial decline in operating cash flows during the period, including declines related to decreased occupancy; (ii) a current or projected loss from operations; (iii) a significant cost accumulation above the original acquisition/development estimate; (iv) a change in plans to sell the property prior to the end of its useful life or holding period; (v) a significant decrease in market price not in line with general market trends or (vi) any other quantitative or qualitative events deemed significant by our management or our board of directors. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review our investment properties for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. If the sum of the expected future cash flows (undiscounted and without interest) is less than our carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value. There were no impairment charges taken for the three years ended December 31, 2010.

Acquisition of Real Estate.

The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. Acquisition costs are expensed as incurred and are included in property operating expense in the accompanying consolidated statement of operations. Noncontrolling interests acquired are also recorded at estimated fair market value.

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and furniture, fixtures and equipment) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building and improvements based on management’s determination of relative fair values of these assets. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and management’s estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

Investments

We evaluate whether we have a controlling financial interest in an entity through voting rights or other means and accordingly, if it should consolidate the entity. If we determine that the joint venture is a variable interest entity (“VIE”), we assess the terms of its interest in the entity to determine it is the primary beneficiary. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of the expected residual returns, or both, as a result of holding variable interests. Variable interests are the ownership, contractual, or other economic interests in an entity that change with the changes in the value of the entity’s net assets excluding variable interests.

For a joint venture investment which is not a VIE, we consider other relevant accounting literature including the equity method of accounting for investments in common stock, accounting for investments in real estate ventures and accounting guidance related to general partners to determine the method of accounting for each of the partially-owned entities. We determine whether we should consolidate the entity or account for it on the equity method or cost method. Factors considered in determining whether or not we exercise control include substantive participating rights of partners on significant business decisions, including dispositions and acquisitions of assets, financing and operating and capital budgets, board and management representatives and authority and other contractual rights of our partners. To the extent that we are deemed to control these entities, these entities are consolidated.

As of December 31, 2010, we held a 99.6% ownership interest in Paladin OP and Paladin OP held a 70% ownership interest in Springhurst, an 83% ownership interest in Glenwood, a 97.5% ownership interest in KC Pinehurst, a 97.5% ownership interest in KC Pheasant, a 97.5% ownership interest in KC Retreat, a 49% ownership interest in Park Hill Partners, a 42.5% ownership interest in FPA/PRIP Conifer, a 47.7% ownership interest in FPA Governor Park Associates, a 60% ownership interest in Evergreen at Lofton Place, an 82.3% ownership interest in Morgan Beechwood and a 79% ownership interest in PRIP 801, LLC, as described in Note 3 to the consolidated financial statements. We have determined that Paladin OP and the entities in which it has invested are not VIEs. We consolidate Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant and KC Retreat, as we are the majority owner and exercise control over all significant decisions. We also consolidate Park Hill Partners, FPA/PRIP Conifer, FPA Governor Park Associates, Evergreen at Lofton and Beechwood Morgan because we hold a significant ownership interest and exercise control over all significant decisions. We account for our investment in PRIP 801, LLC, under the equity method of accounting, as the other member has substantive participating rights as defined in ASC 810, ASC 323 and ASC 970. This investment is recorded initially at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions.

On a periodic basis we will evaluate whether there are any indicators that the value of our investments in partially-owned entities accounted for by the equity method are impaired. An investment is impaired if our estimate of the fair value of the investment is less than the carrying amount. The ultimate realization of our investment in partially-owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partiallyowned entity is other than temporary, then we record an impairment charge.

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

Accounts Receivable

Accounts receivable is included in prepaid insurance and other assets, net in our consolidated balance sheets. Bad debts are recorded under the specific identification method, whereby, uncollectible receivables are directly written off when identified.

Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our stockholders equal at least the amount of our taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If we fail to qualify as a REIT in any taxable year without the benefit of certain relief provisions, we will be subject to federal and state income taxes on our taxable income at regular corporate income tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state or local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income. No provision has been made for federal income taxes for the years ended December 31, 2010, 2009 and 2008 in the accompanying consolidated financial statements.

We use a more-likely-than not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. We have assessed our tax positions for all open tax years as of January 1, 2008 and concluded that there were no material uncertain tax positions to be recognized. Our accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. We have not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2010, 2009 and 2008.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (the “ASU”) No. 2010-01, Equity (Topic 505):Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 has no impact on our consolidated financial statements.

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

As discussed below, increases in operating revenues and expenses are primarily attributable to real estate investments after we commenced operations in December 2005, in addition to the operation of existing properties for the full period. The results of operations are impacted by the timing of our acquisitions including: Retreat Apartments, Hilltop Apartments, Conifer Crossing and Two and Five Governor Park and an additional interest in Fieldstone Apartments in 2008 and Lofton Place Apartments and Beechwood Gardens Apartments in 2009.

Our results of operations are not indicative of what we expect our results of operations will be in future periods as we expect that our operating revenues and expenses will continue to increase as a result of as a result of our future investments in real property and real estate related investments.

Comparison of the Year Ended December 31, 2010 to the Year ended December 31, 2009

Rental income for the fiscal year ended December 31, 2010 was $18,252,403, compared with $14,065,270 for the fiscal year ended December 31, 2009. Our rental income for 2010 has increased as compared to 2009 due to our investments in Lofton Place Apartments in October 2009 and Beechwood Gardens Apartments in December 2009. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our future real property investments and real estate related investments.

Other income for the year ended December 31, 2009 was $1,786,841 compared to $1,253,941 for the year ended December 31, 2009. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for year ended December 31, 2010 is attributable to our acquisitions in 2009 noted above.

Property operating expenses for the year ended December 31, 2010 were $8,093,028 compared to $6,671,206 for the year ended December 31, 2009. The increase in property operating expenses is attributable to our acquisitions in 2009 noted above. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our future real property investments and real estate related investments.

Real property taxes were $1,574,103 for the year ended December 31, 2010 compared to $1,243,597 for the year ended December 31, 2009. The increase in real estate taxes in 2010 is a result of our acquisitions in 2009 noted above.

General and administrative expenses were $1,587,251 for the year ended December 31, 2010 compared to $2,427,858 for the year ended December 31, 2009. As discussed below, general and administrative expenses for the year ended December 31, 2009 include expenses that were incurred in years prior to 2009 and accrued by the Company in the year ended December 31, 2009. General and administrative expenses have decreased, since all such expenses paid by the Advisor on behalf of the Company for the year ended December 31, 2010 were within the 2%/25% Rule and no unreimbursed expenses relating to prior periods were recognized.

Interest expense, including amortization of deferred financing costs, was $7,624,089 for the year ended December 31, 2010 and $6,554,831 for the year ended December 31, 2009. The increase in interest expense was primarily related to our acquisitions in 2009 noted above.

Depreciation and amortization expense was $5,258,133 for the year ended December 31, 2010 compared to $3,812,064 for the year ended December 31, 2009. The increase in depreciation and amortization expense in 2010 is a result of our acquisitions in 2009 noted above.

There were no acquisition costs for the year ended December 31, 2010 since there were no acquisitions made in 2010 as compared to $973,047 for the year ended December 31, 2009.

Loss allocated to noncontrolling interests was $1,178,012 for the year ended December 31, 2010 compared to $1,784,767 for the year ended December 31, 2009. The change was due mainly to acquisitions of properties in 2009 and to the allocation of losses of each project.

Net loss attributable to the Company was $2,826,124 for the year ended December 31, 2010, compared to $4,471,922 for the year ended December 31, 2009, primarily due to the net impact of the items discussed above.

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

General and administrative expenses were $2,427,858 for the year ended December 31, 2009 compared to $1,873,251 for the year ended December 31, 2008. The increase in general and administrative expenses related primarily to accounting fees, asset management fees, independent director fees, director’s and officer’s liability insurance and legal fees. General and administrative expenses for 2009 included $1,587,086 of expenses incurred in years prior to 2009 but were in excess of the 2%/25% Rule and were approved for reimbursement when the 2%/25% Rule permitted. The amount of general and administrative expenses we were permitted to accrue and pay under the 2%/25% Rule, discussed below under “Related Party Transactions,” increased during the year ended December 31, 2009 due to the fact that our average invested assets increased as a result of our investments in 2008 and 2009.

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

Related Party Transactions

Our board of directors, including our independent directors, has reviewed the material transactions between our affiliates and us since the beginning of 2010 as well as any other such proposed transactions. Set forth below is a description of such transactions and the independent directors’ report on their fairness.

Our Relationship with Paladin Realty Securities, LLC

Paladin Securities is a wholly owned subsidiary of Paladin Advisors and the dealer manager for our Follow-On Offering.

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the Dealer Manager Agreement for the Initial Offering, we paid Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and 4.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to our dividend reinvestment plan. We also paid Paladin Securities a dealer manager fee during our Initial Offering of up to 2.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Pursuant to the terms of the Dealer Manager Agreement for the Follow-On Offering, we pay Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we do not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay Paladin Securities a dealer manager fee during our Follow-On Offering of up to 3.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the year ended December 31, 2010, we paid $524,728 in selling commissions and dealer manager fees to Paladin Securities. For the year ended December 31, 2009, we paid $715,868 in selling commissions and dealer manager fees to Paladin Securities.

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

Paladin Advisors is subject to the oversight of our board of directors. Every transaction we enter into with Paladin Advisors or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and Paladin Advisors or any of its affiliates. A majority of the independent directors who are also otherwise disinterested in the transaction must approve each transaction between us and Paladin Advisors or any of its affiliates as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Our Advisory Agreement has a one-year term expiring July 28, 2011, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties.

Organization and Offering Costs. Our organization and offering costs are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of us and directly by us. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or our dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, we are obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, up to 3.0% of gross proceeds from the Offerings, excluding proceeds from our distribution reinvestment plan. Paladin Advisors or its affiliates will be required to return to us any amount we reimburse them in excess of 3.0% of the gross proceeds from the Offerings, excluding proceeds from our distribution reinvestment plan.

Paladin Advisors or its affiliates have incurred cumulative organization and offering costs of $9,854,892 and $9,069,323 as of December 31, 2010 and 2009, respectively, of which $1,608,108 and $1,394,011 have been reimbursed by us as described in Note 6 of the notes to our consolidated financial statements included herewith. The unreimbursed costs only become a liability to us to the extent they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recorded by us, organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. For the years ended December 31, 2010 and 2009, we have recognized $217,000 and $282,731, respectively, of offering costs which were charged to stockholders’ equity. For the years ended December 31, 2010 and 2009, we did not recognize any organization costs in the consolidated statements of operations, subject to the 3% limitation.

As of December 31, 2010, the remaining unreimbursed organization and offering costs of $8,246,784 will be recognized in future periods as we receive additional proceeds of our offering.

Expense Reimbursement. Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must pay us quarterly any amounts by which our operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”), unless a majority of independent directors approves reimbursement of any excess. We will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended December 31, 2010, the average book value of our invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $156,500,000. Our net income for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under GAAP

(including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, we recognize an expense for operating expenses paid on our behalf by Paladin Advisors that do not cause an excess to the 2%/25% Rule. Additionally, Paladin Advisors must pay any expenses in excess of the 2%/25% Rule to us within 60 days after the end of each fiscal quarter for the 12 months then ended, unless a majority of the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by us at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of December 31, 2010 there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended December 31, 2010, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. As of December 31, 2010, Paladin Advisors and its affiliates had incurred a cumulative of $2,644,293 in general and administrative expenses on our behalf, of which $1,747,054 has been reimbursed to Paladin Advisors and the remaining $897,239 in due to affiliates on the consolidated balance sheet. During the year ended December 31, 2010, applicable general & administrative expenses under the 2%/25% Rule were $1,452,180, of which $1,426,883 was paid directly by Paladin REIT and the remaining $25,297 was paid on our behalf by Paladin Advisors and its affiliates. For the twelve months ended December 31, 2010, our general and administrative expenses, which are the equivalent of total operating expenses for purposes of the 2%/25% Rule, represented approximately 1.0% of average invested assets.

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

Asset Management Fees. Pursuant to the terms of the Advisory Agreement prior to its amendment and restatement effective July 28, 2008, an annual asset management fee was payable to Paladin Advisors monthly in an amount equal to one twelfth of 0.6% of (1) the contract purchase price of a property acquired directly or through a joint venture or (2) with respect to real estate related investments, the appraised value of the underlying property, not to exceed 1.2% of the funds we advanced with respect to the investment. Paladin Advisors received this fee for supervising the management, leasing, development and construction services provided for our properties by third parties and management of real estate related investments. As amended, our Advisory Agreement provides that we will pay Paladin Advisors on a monthly basis an asset management fee in an amount equal to one-twelfth of 0.6% of (1) the purchase price of a real property investment acquired directly; (2) our allocable cost of a property acquired in a joint venture or (3) with respect to real estate related investments, the funds advanced for such investment. Our allocable cost of a joint venture investment is calculated as set forth above under “Acquisition Fees.” Paladin Advisors may elect, in its sole discretion, to defer (without interest) payment of the asset management fee in any month by providing us written notice of such deferral.

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

For the years ended December 31, 2010 and 2009, Paladin Advisors was entitled to asset management fees of $380,880 and $330,123, respectively, relating to the management of 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments and Beechwood Gardens Apartments. All asset management fees were paid prior to December 31, 2010.

Our board of directors, including our independent directors, considers our relationship with Paladin Advisors during 2010 to be fair. Our board of directors, including our independent directors, evaluated the performance of Paladin Advisors and the compensation paid to Paladin Advisors in connection with its decision to amend and restate the Advisory Agreement on July 28, 2010. Our board of directors, including our independent directors, believes that the amounts payable to Paladin Advisors under the Advisory Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for Paladin Advisors to provide the desired level of services to us and our stockholders. Our board of directors, including our independent directors, bases its evaluation of Paladin Advisors on factors such as (a) the amount of the fees paid to Paladin Advisors in relation to the size, composition and performance of our portfolio; (b) the success of Paladin Advisors in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by Paladin Advisors and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection and other fees; (e) the quality and extent of service and advice furnished by Paladin Advisors; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by Paladin Advisors for its own account.

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

Liquidity and Capital Resources

For the year ended December 31, 2010, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $5,138,932 from the sale of 567,911 shares of common stock in our Offerings; and

•	net operating income of $10,372,113 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “Net Loss Attributable to Company” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss attributable to the Company for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Net Operating Income	$10,372,113	$7,404,408	$6,274,668

Equity in earnings of real estate joint venture	83,519	81,153	88,224

Interest Income	9,695	25,550	103,788

Depreciation and amortization expenses	(5,258,133)	(3,812,064)	(2,764,030)

Interest expense	(7,624,089)	(6,554,831)	(4,430,622)

General and administrative expenses	(1,587,251	(2,427,858)	(1,873,251)

Noncontrolling interests	1,178,012	1,784,767	242,673

Acquisition costs	-0-	(973,047)	-0-

Net Loss Attributable to Company	$(2,826,134)	$(4,471,922)	$(2,358,550)

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

We anticipate our sources of funds will continue to consist of net proceeds from the Follow-On Offering, indebtedness and cash flows from operation of real property investments and real estate related investments held. We believe that these cash resources, along with our cash flow from operations will be sufficient to satisfy our cash requirements for the foreseeable future, and therefore, we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Net cash provided by operating activities for the year ended December 31, 2010 was $296,878 compared to net cash used in operating activities of $84,387 for the year ended December 31, 2009 and net cash provided by operating activities of $1,324,628 for the year ended December 31, 2008. The increase in 2010 from 2009 relates to our acquisitions of Lofton Place Apartments and Beechwood Gardens Apartments in 2009. The decrease in 2009 from 2008 relates to the larger net loss attributable to the Company in 2009 related to our acquisitions in 2008 and 2009.

Net cash used in investing activities for the year ended December 31, 2010 was $1,411,411, which included $1,758,557 relating to the purchase of real estate and improvements and contributions to real estate joint venture of $550,000 partially offset by a decrease in restricted cash of $851,165 and distributions from real estate joint venture in excess of equity in earnings of $45,981. Net cash used in investing activities for the year ended December 31, 2009 was $29,645,692, which included $32,494,587 relating to the purchase of real estate and improvements partially offset by a decrease in restricted cash of $2,782,048 and distributions from real estate joint venture in excess of equity in earnings of $66,847. Net cash used in investing activities for the year ended December 31, 2008 was $70,568,788, which included $67,145,384 relating to the purchase of real estate and improvements, an increase in restricted cash of $3,475,780 partially offset by distributions from real estate joint venture in excess of equity in earnings of $52,376.

Net cash provided by financing activities was $2,155,410 for the year ended December 31, 2010 related to $434,786 of borrowings from mortgage lenders, $5,663,430 in proceeds from the issuance of shares of common stock in our Follow-On Offering and $831,453 of contributions from noncontrolling interests partially offset primarily by $666,303 of payments on mortgage payable, $524,728 of selling commissions and dealer manager fees, $185,678 of deferred loan costs, $217,000 of offering costs, $116,757 increase in due from affiliates, $1,396,641 of distributions paid, $1,451,386 of shares redeemed and $215,766 of distributions to noncontrolling interests. Net cash provided by financing activities was $29,665,803 for the year ended December 31, 2009 primarily related to $22,708,779 of borrowings from mortgage lenders, $7,995,779 in proceeds from the issuance of shares of common stock in our Follow-On Offering and $2,972,417 of contributions from noncontrolling interests partially offset primarily by $72,115 of payments on mortgage payable, $715,868 of selling commissions and dealer manager fees, $287,393 of deferred loan costs, $282,731 of offering costs, $106,874 increase in due from affiliates, $1,077,893 of distributions paid, $1,330,231 of shares redeemed and $138,0667 of distributions to noncontrolling interests. Net cash provided by financing activities was $67,158,729 for the year ended December 31, 2008 primarily related to $50,667,612 of borrowings from mortgage lenders, $9,992,767 in proceeds from the issuance of shares of common stock in our Follow-On Offering, $868,977 decrease in due from affiliates and $8,826,659 of contributions from noncontrolling interests partially offset primarily by $67,429 of payments on mortgage payable, $943,952 of selling commissions and dealer manager fees, $522,935 of deferred loan costs, $329,620 of offering costs, $753,653 of distributions paid, $259,991 of shares redeemed and $249,706 of distributions to noncontrolling interests.

Mortgages Payable

We have mortgage loans in an aggregate amount of $121,134,455 outstanding, consisting of (1) $16,350,000 incurred in connection with the acquisition of our interest in Champion Farms Apartments, (2) $16,500,000 incurred in connection with the acquisition of our interest in Fieldstone Apartments, (3) $4,563,278 incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, (4) $6,250,000 incurred in connection with the acquisition of our interest in Pheasant Run Apartments, (5) $13,600,000 incurred in connection with the acquisition of our interest in Retreat Apartments, (6) $4,250,000 incurred in connection with the acquisition of our interest in Hilltop apartments, (7) $28,700,000 incurred in connection with the acquisition of our interest in Conifer Crossing, (8) $10,260,177 incurred in connection with the acquisition of our interest in Two and Five Governor Park, (9) $12,000,000 incurred in connection with the acquisition of our interest in Lofton Place Apartments and (10) $8,661,000 incurred in connection with the acquisition of our interest in Beechwood Gardens Apartments. All of these loans, except for the loan incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes, are interest only and the earliest debt maturity is in December 2011. These mortgage notes payable are described in detail in Note 4 to our consolidated financial statements included herein.

Related to the mortgage loan for Two and Five Governor Park, the loan has two, one-year extensions which may be exercised if, among other things, the properties have (a) a debt service coverage ratio of 1.2 or better, and (b) a loan to value ratio of no more than 70.0% based on an appraisal. Each extension is subject to an extension fee equal to 1.5% of the outstanding principal balance. On December 17, 2010 the loan was extended for one year until December 19, 2011. Although the properties met the debt service coverage requirement, they did not meet the loan to value ratio test. During December 2010 our joint venture partner contributed $775,000 to FPA/PRIP Governor Park, LLC to pay the extension fee of $162,753, other costs and to pay down the loan by $590,000 in order to satisfy the loan to value requirement. The loan is prepayable at any time prior to its maturity, subject to an exit fee equal to 1.0% of the principal being repaid. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.

On November 29, 2007, Paladin OP posted a $550,000 irrevocable standby letter of credit with Wachovia Bank, N.A. secured by $550,000 cash deposited in a certificate of deposit with Wachovia Bank, N.A related to the mortgage loan for the 801 Fiber Optic Drive property. Pursuant to the loan agreement, on November 1, 2010, the lender applied the letter of credit and has swept and will continue to sweep all cash flow to repay the loan until the loan is repaid in full. In the event of a default under the loan documents, the cash management agreement further provides that the lender may sweep cash from all accounts maintained by the borrower with the lender (including rent accounts from the property). The loan matures on November 1, 2035.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of December 31, 2010, our leverage did not exceed 300% of the value of our net assets.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010:

Mortgages Payable	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Principal	$121,134,455	$10,560,871	$1,985,693	$49,307,130	$59,280,761

Interest	$38,784,351	$7,333,129	$13,113,428	$10,892,119	$7,445,675

Total	$159,918,806	$17,894,000	$15,099,121	$60,199,249	$66,726,436

Distributions

We paid $2,843,351 in distributions in the fiscal year ended December 31, 2010. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

Of the $2,843,351 distributions, $1,396,641 was paid in cash and $1,446,710 was paid through the distribution reinvestment plan in the form of additional shares issued.

Month	Annualized Rate Declared (1)	Date Paid	Total Distribution
December 1, 2009 to December 31, 2009	6.0%	January 15, 2010	$227,749
January 1, 2010 to January 31, 2010	6.0%	February 15, 2010	$230,747
February 1, 2010 to February 28, 2010	6.0%	March 15, 2010	$210,697
March 1, 2010 to March 31, 2010	6.0%	April 15, 2010	$236,156
April 1, 2010 to April 30, 2010	6.0%	May 17, 2010	$230,570
May 1, 2010 to May 31, 2010	6.0%	June 15, 2010	$241,183
June 1, 2010 to June 30, 2010	6.0%	July 15, 2010	$235,911
July 1, 2010 to July 31, 2010	6.0%	August 16, 2010	$245,425
August 1, 2010 to August 31, 2010	6.0%	September 15, 2010	$247,342
September 1, 2010 to September 30, 2010	6.0%	October 15, 2010	$240,540
October 1, 2010 to October 31, 2010	6.0%	November 15, 2010	$251,409
November 1, 2010 to November 30, 2010 (2)	6.0%	December 15, 2010	$245,622

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On November 22, 2010, our board of directors declared distributions for the month of December 2010 that totaled approximately $256,000 when paid on January 18, 2011. On December 17, 2010, our board of directors declared distributions for the month of January 2011 that totaled approximately $259,000 when paid on February 15, 2011. On January 24, 2011, our board of directors declared distributions for the month of February 2011 that will total approximately $238,000 when paid on March 15, 2011. On February 24, 2011, our board of directors declared distributions for the month of March 2011 that will total approximately $273,000 when paid on April 15, 2011.

Each of our 11 real estate investments is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive on an unconsolidated basis, and the operations of each of our other investments on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the noncontrolling interests held by our joint venture partners. As structured as of December 31, 2010, our investment in Champion Farms Apartments represented a 70% ownership interest, our investment in Fieldstone Apartments an 83% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest, our investment in Pheasant Run Apartment a 97.5% ownership interest, our investment in the Retreat Apartments a 97.5% ownership interest, our investment in Hilltop Apartments a 49% ownership interest, our investment in Conifer Crossing a 42.5% ownership interest, our investment in Two and Five Governor Park a 47.7% interest, our investment in Lofton Place Apartments a 60% ownership interest and our investment in Beechwood Gardens Apartments an 82.3% ownership interest. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital. By the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for the Retreat Apartment and Hilltop Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 12.0% return on our invested capital. By the terms of the joint venture for Conifer Crossing, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least an 8.5% return on our invested capital. By the terms of the joint venture for Two and Five Governor Park, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for Lofton Place Apartments and Beechwood Gardens Apartments, we are entitled to 100% of available cash flow from the properties as a priority distribution until we receive at least a 10.0% return on our invested capital.

The following chart compares cash distributions received from the Company’s investments in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments and Beechwood Gardens Apartments during the year ended December 31, 2010, the year ended December 31, 2009 and from inception to date.

	Summary of Cash Distributions from Investments			Summary of Distributions Paid to Stockholders
	Year ended December 31, 2009	Year ended December 31, 2010	Inception to date as of December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2010	Inception to date as of December 31, 2010
801 Fiber Optic	$148,000	129,500	761,317
Champion Farms Apartments	395,196	395,204	1,778,392
Fieldstone Apartments	424,380	424,382	1,550,562
Pinehurst Apartment Homes	217,020	217,020	714,828
Pheasant Run Apartments	237,792	237,792	775,430
Retreat Apartments	256,500	256,500	814,866
Hilltop Apartments	120,750	94,500	307,300
Conifer Crossing	244,375	—	382,500
Two and Five Governor Park	224,375	225,000	449,375
Lofton Place Apartments(1)	90,000	285,000	375,000
Beechwood Gardens Apartments(2)	—	288,520	288,520
Total	$2,358,388	$2,553,418	$8,198,090	$2,410,031	$2,843,351	$8,349,236

(1)	We acquired our interest in Lofton Place Apartments on October 1, 2009.
(2)	We acquired our interest in Beechwood Gardens Apartments on December 16, 2009.

Of the $2,843,351 in distributions paid to stockholders for 2010, $1,396,641 was paid in cash and $1,446,710 was paid through the distribution reinvestment plan in the form of additional shares issued. Of the $2,410,031 in distributions paid to stockholders for 2009, $1,077,893 was paid in cash and $1,332,138 was paid through the distribution reinvestment plan in the form of additional shares issued.

As shown in the previous table, from inception through December 31, 2010, the cumulative distributions paid to stockholders of $8,349,236 exceeded distribution from our investments of $8,198,090. In addition, for the year ended December 31, 2010, distributions paid to stockholders of $2,843,351 exceeded cash distributions from our investments of $2,553,418 as well as net cash provided by operating activities of $296,878. For the year ended December 31, 2009, distributions paid to stockholders of $2,410,031 exceeded cash distributions from our investments of $2,358,384 as well as net cash provided by operating activities of $84,387. As a result, portions of the cumulative distributions paid as of December 31, 2010 have been paid with offering proceeds.

Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. The repayment of these deferred expenses has impacted, and may continue to impact our ability to pay distributions from cash flow from operations or at all. During 2010, in accordance with the Advisory Agreement, we reimbursed Paladin Advisors $1,725,000 of previously accrued general and administrative expenses, and in the first quarter of 2011, we have reimbursed Paladin Advisor an additional $575,000 of previously accrued general and administrative expenses. These reimbursements have reduced our cash flow provided by operating activities and therefore our ability to fund distributions therefrom.

If Paladin Advisors were to pay additional expense on our behalf in the future and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact our ability to pay distributions in future periods as well as potentially adversely impact the value of an investment in the Company.

We are reliant on Paladin Advisors to support our financial position currently because of our small size. As we continue to grow by selling shares in our Follow-On Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors; however, as described above, we may not be able to continue to pay distributions at the rate we currently pay or at all.

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

The following section presents our calculation of FFO and MFFO for the years ended December 31, 2010, 2009 and 2008:

	December 31, 2010	December 31, 2009	December 31, 2008
Net loss attributable to Company	$(2,826,134)	$(4,471,922)	$(2,358,550)
Add:
Depreciation and amortization - consolidated entities	5,258,133	3,812,064	2,764,030
Depreciation and amortization - unconsolidated entities	67,198	68,660	68,660
Less:
Depreciation and amortization of noncontrolling interests	(1,743,659)	(1,203,043)	(600,305)

FFO	$755,538	$(1,794,241)	$(126,165)
Other Adjustments:
Acquisition costs	—	973,047	—

MFFO	$755,538	$(821,194)	$(126,165)
FFO per share-basic	$0.16	$(0.44)	$(0.04)
FFO per share-diluted	0.16	(0.44)	(0.04)
MFFO per share - basic	0.16	(0.20)	(0.04)
MFFO per share - diluted	0.16	(0.20)	(0.04)
Weighted average number of shares outstanding - basic	4,787,071	4,086,673	3,219,095
Weighted average number of shares outstanding - diluted	4,791,389	4,086,673	3,219,095

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2010, the principal amounts including amounts required for amortization and at maturity and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate date - principal payments	$10,560,871	$856,695	$1,128,997	$17,020,220	$32,286,910	$59,280,762	$121,134,455	$127,780,739

Weighted-average interest rate on maturing debt (1)	6.97%	5.84%	5.80%	6.03%	5.90%	5.79%

(1)	The “weighted-average interest rate on maturing debt” has been calculated using the current interest rate on amounts either amortized or maturing in a given period.

The estimated fair value of our mortgage loans payable was $127,780,739 as of December 31, 2010. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates as of December 31, 2010.

As of December 31, 2010, our debt consisted of fixed rate mortgage loan payables in the principal amount of $ 121,134,455, at a weighted-average interest rate of 5.96% per annum.

In addition to changes in interest rates, the value of our real property investments and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which also may affect our ability to refinance our debt if necessary.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective and that there were no material weaknesses in the Company’s internal control over financial reporting, as of the end of the period covered by this Annual Report.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s management report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only management’s report on internal control over financial reporting in this Annual Report.

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

All executive officers serve at the pleasure of the board of directors. Our directors and executive officers are listed below. Messrs. Harvey Lenkin and Michael B. Lenard resigned from our board of directors effective January 3, 2011 and March 4, 2011, respectively. Messrs. Lenkin and Lenard had both served on our board of directors since inception and neither resigned because of any disagreements with us. At our request, Mr. Lenard has agreed to continue to serve as our Executive Vice President, Secretary and Counselor.

Name	Age	Positions
Whitney A. Greaves	47	President and Chief Executive Officer

Michael B. Lenard	55	Executive Vice President, Secretary, Counselor and Director

John A. Gerson	62	Executive Vice President, Chief Financial Officer and Director

James R. Worms	65	Chairman of the Board

William K. Dunbar	51	Chief Investment Officer

Harold H. Greene	72	Independent Director

Michael L. Meyer	72	Independent Director

Christopher H. Volk	54	Independent Director

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

Michael B. Lenard has served as our Executive Vice President, Secretary and Counselor since October 2003. Mr. Lenard also served as one of our directors from October 2003 to March 2011. Mr. Lenard is also an Executive Vice President and Counselor of Paladin Advisors and a Senior Managing Director, Counselor and management committee member of Paladin Realty. He has been a member of various industry organizations, including the Urban Land Institute. Mr. Lenard is the Chairman of the Board of Directors of InPAR S.A., a Brazilian public company, which is a portfolio company of an investment fund managed by an affiliate of Paladin Realty.

Prior to joining the predecessor of Paladin Realty in 1993, Mr. Lenard was a partner in the international law firm of Latham & Watkins, working in its Corporate Department with a special emphasis on private investment funds, international joint ventures and other private and closely held transactions and structures.

Mr. Lenard has served in a variety of leadership positions in Olympic and international sports for over twenty years. He served for eight years as a Vice President of the United States Olympic Committee, or the “USOC,” and on the Board of Directors of the Atlanta Committee for the Olympic Games. More recently, he served as the Chair of the USOC’s Key Strategies Task Force and as the Special Advisor for Business Affairs to the USOC President. Currently, he is Vice President of, and has since 1994 been one of twenty worldwide members of the Swiss-based international body that oversees and operates the court that adjudicates Olympic and international sports disputes. A 1984 Olympian, in addition to other competitive honors and medals, Mr. Lenard was a seven time National Champion in Team Handball and Team Handball Athlete of the Year for 1985 and USOC SportsMan of the Year in Team Handball in 1985.

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

Mr. Lenard has served as a member of our board of directors and as our Executive Vice President, Secretary and Counselor for the last seven years. This experience and his former legal practice’s emphasis on private investment funds, international joint ventures and other private and closely held transactions and structures provide our board of directors with insight into legal issues we may face.

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

Mr. Gerson has served as a member of our board of directors and as our Chief Financial Officer for the last six years and has extensive knowledge of our financial position. With this knowledge and his experience as a former chief financial officer for a major management buyout firm with more than $10 billion in invested equity capital, Mr. Gerson provides our board of directors with essential information that enables a better understanding of the business and financial risks facing us.

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

James R. Worms has served as one of our directors since October 2003 and as Chairman since November 2008. He also served as our President and Chief Executive Officer from October 2003 to November 2008. Mr. Worms is also the President of Paladin Advisors, and the Chairman and Chief Executive Officer of Paladin Realty. Paladin Realty is our sponsor and the managing member of Paladin Advisors.

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

Mr. Worms has served as a member of our board of directors for the last six years and as our former President and Chief Executive Officer for five years. He brings insight into all aspects of our business due to both his current role and his history with us. The knowledge of our business and his experience managing real estate investment and advisory transactions totaling billions of dollars are assets to our board of directors.

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

Mr. Greene has served as a member of our board of directors for the last six years and is a 40-year veteran of the commercial and residential real estate lending industry. He brings both knowledge of the lending industry and experience with real estate portfolio management to our board of directors. In addition, he offers the experience gained by serving as a director and member of the audit, compensation and nominating and corporate governance committees for a builder of new luxury and single family homes.

Michael L. Meyer has served as one of our directors since February 2004. Mr. Meyer is a private real estate investor and since October 1999 has been the Chief Executive Officer of Michael L. Meyer Company, which is a principal of and/or manager of real estate entities and provides those entities with property acquisition financing and management services and advice. Since June 2006, Mr. Meyer has also been a principal in TwinRock Partners, LLC (formerly AMG Realty Investors, LLC), a commercial and residential real estate investment company. From 1974 to 1998, Mr. Meyer was Managing Partner—Orange County with E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director of Opus Bank. Mr. Meyer is also a director of KBS Strategic Opportunity REIT and KBS Legacy Partners Apartment REIT.

Mr. Meyer was inducted into the California Building Industry Foundation Hall of Fame in June of 1999 for outstanding achievements in the real estate industry and community. Mr. Meyer was also the recipient of the University of California Irvine Graduate School of Management Real Estate Program Lifetime Achievement Award. Mr. Meyer is a graduate of the University of Iowa.

Mr. Meyer has served as a member of our board of directors for the last seven years. He brings to our board of directors knowledge of the real estate industry and community and over 30 years as a certified public accountant. He has extensive experience as a real estate investor and serves as chief executive officer for a company providing property acquisition, financing and management services and advice to real estate entities. In addition, his service as director for two non-listed REITs is integral to our board’s understanding of current trends in the industry.

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

Mr. Volk has served as a member of our board of directors for the last seven years. He offers our board of directors REIT leadership experience previously having served as the president, chief executive officer and director of a company providing advisory services to a REIT and as an executive officer of two publicly listed REITs. This experience in the real estate industry assists us in evaluating our investments and investment strategies.

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

Additional information required by this Item 10 is incorporated by reference to the information contained under the caption “The Audit Committee” in our 2011 Proxy Statement.

Item 11.	Executive Compensation

Information required by this Item 11 is incorporated by reference to the information contained under the caption “Executive Compensation” and “Director Compensation” in our 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference to the information contained under the caption “Stock Ownership” in our 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this Item 13 is incorporated by reference to the information contained under the caption “Certain Relationships and Related Party Transactions” in our 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this Item 14 is incorporated by reference to the information contained under the caption “Fees Paid to Independent Registered Public Accounting Firm” in our 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Registrant’s Prospectus on July 28, 2008 and incorporated herein by reference).

4.2	Paladin Realty Income Properties, Inc. Amended and Restated Distribution Reinvestment Plan (filed as Appendix C to the Registrant’s Prospectus on July 28, 2008 and incorporated herein by reference).

10.1	Second Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P., dated February 6, 2008 (filed as Exhibit 3.1 to the Registrant’s Pre-effective Amendment No. 3 on Form S-11 on July 18, 2008 and incorporated herein by reference).

10.2	Fifth Amended and Restated Advisory Agreement dated July 28, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 28, 2010 and incorporated herein by reference).

*10.3	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q on May 13, 2005 and incorporated herein by reference).

10.4	Purchase Agreement and Amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.5	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC, dated October 31, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.6	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.7	Membership Interest Purchase and Sale Agreement by and among PRIP 3700, LLC, Bradley B. Chambers, Buckingham Investment Corporation and Springhurst Housing Partners, LLC, dated as of May 10, 2006 (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K on May 12, 2006 and incorporated herein by reference).

10.8	Amended and Restated Operating Agreement of Springhurst Housing Partners, LLC, dated June 1, 2006, by and between PRIP 3700, LLC and Buckingham Springhurst, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference).

10.9	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of June 1, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference).

10.10	Membership Interest Purchase and Sale Agreement by and between Shiloh Housing Partners II, LLC and Glenwood Housing Partners I, LLC, dated as of December 1, 2006 (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.11	Amended and Restated Operating Agreement of Glenwood Housing Partners I, LLC by and between PRIP 10637, LLC and Shiloh Crossing Partners II, LLC, dated as of December 1, 2006 (filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.12	Note for loan of $2,000,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.13	Note for loan of $1,100,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.14	Phase II Options Agreement by and between Glenwood Housing Partners II, LLC and PRIP 10637, LLC, dated as of December 1, 2006 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.15	Purchase and Sale Agreement by and between Pinehurst Associates, LLC and KC Pinehurst Associates, LLC dated as of July 2, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 9, 2007 and incorporated herein by reference).

10.16	Operating Agreement of KC Pinehurst Associates, LLC, dated as of September 13, 2007, by and among PRIP 500, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.18 to the Registrant’s on Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.17	Assumption Agreement dated September 13, 2007 by and among Pinehurst Associates, LLC, KC Pinehurst Associates, LLC, Federal Home Loan Mortgage Corporation and Robert E. Spielman (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.18	Promissory Note dated December 6, 2005 executed by KC Pinehurst Associates, LLC and payable to NorthMarq Capital, Inc. (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.19	Multi-family Deed of Trust, Assignment of Rents and Security Agreement, dated December 6, 2005 by Pinehurst Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.20	Guaranty, dated September 13, 2007, by James E. Lippert in favor of the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.21	Guaranty, dated December 6, 2006, by Robert E. Spielman in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007).

10.22	Purchase and Sale Agreement by and between Pheasant Run Apts, LS, Limited Partnership and KC Pheasant Associates, LLC dated as of August 2, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 8, 2007 and incorporated herein by reference).

10.23	Operating Agreement of KC Pheasant Associates, LLC, dated as of September 25, 2007, by and among PRIP 1102, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.24	Multifamily Note effective as of September 26, 2007 made by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.25	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of September 26, 2007 by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.26	Purchase and Sale Agreement, dated as of January 11, 2008, by and between The Retreat, LLC and KC Retreat Associates, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.27	Operating Agreement of KC Retreat Associates, LLC, dated as of January 11, 2008, by and among PRIP 11128, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.28	Multifamily Note, effective as of January 11, 2008, made by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.29	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of January 11, 2008, by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.30	Guaranty, dated January 11, 2008, by James E. Lippert in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.31	Repair Escrow Agreement, dated as of January 11, 2008, by and between KC Retreat Associates, LLC and NorthMarq Capital, Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.32	Amended and Restated Operating Agreement of Park Hill Partners I, LLC, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.33	Contribution Agreement, dated as of April 7, 2007, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.34	Multifamily Note, effective as of November 30, 2007, made by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.35	Multifamily Deed of Trust, Assignment of Rents and Securities Agreement, effective as of November 30, 2007, by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.36	Guaranty, dated November 30, 2007, by James E. Lippert in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.37	Purchase and Sale Agreement, dated as of April 2, 2008, by and between Simpson Financing Limited Partnership and Fowler Property Acquisitions, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.38	Assignment and Assumption of Agreement of Purchase and Sale, dated as of May 22, 2008, by and between Fowler Property Acquisitions, LLC and FPA Conifer Associates, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.39	Amendment to Assignment and Assumption of Agreement of Purchase and Sale, dated as of July 27, 2008, by and between Fowler Property Acquisitions, LLC and FPA/PRIP Conifer, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.40	Operating Agreement of FPA/PRIP Conifer, LLC, dated as of August 4, 2008, by and between PRIP 3383, LLC and FPA Conifer Investors, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.41	Multifamily Note effective as of August 5, 2008 made by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.42	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, effective as of August 5, 2008, by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.43	Guaranty, dated August 5, 2008, by Gregory A. Fowler in favor Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.44	Repair Escrow Agreement, dated as of August 5, 2008, by and between FPA/PRIP Conifer, LLC and the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.45	Purchase and Sale Agreement, dated as of September 9, 2008, by and between MIREF Governor Finance, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.46	First Amendment to Real Estate Purchase and Sale Agreement, dated as of October 23, 2008, by and between MIREF Governor Park, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.47	Assignment and Assumption of Agreement of Purchase and Sale, dated as of September 25, 2008, by and between Fowler Property Acquisitions, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.48	Operating Agreement of FPA/PRIP Governor Park, LLC, dated as of December 19, 2008, by and between PRIP 5060/6310, LLC and FPA Governor Park Investors, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.49	Master Lease Agreement, dated as of December 20, 2008, by and between FPA Governor Park Associates, LLC and Trinity Property Consultants, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.50	Promissory Note secured by Deed of Trust effective as of December 19, 2008 made by FPA Governor Park Associates, LLC in favor of MIREF Governor Finance, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.51	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing), effective as of December 19, 2008, by FPA Governor Park Associates, LLC for the benefit of MIREF Governor Finance, LLC (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.52	Guaranty, dated December 19, 2008, by Gregory A. Fowler in favor MIREF Governor Finance, LLC (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.53	First Amendment to Limited Liability Company Agreement of FPA/PRIP Governor Park, LLC, dated as of March 25, 2009, by and between FPA Governor Park Investors, LLC and PRIP 5060/6310, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 27, 2009 and incorporated herein by reference).

10.54	First Amendment to Lease, dated as of March 25, 2009, by and between FPA Governor Park Associates, LLC and Trinity Property Consultants, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 27, 2009 and incorporated herein by reference).

10.55	Real Estate Sale Agreement, dated as of June 8, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.56	Reinstatement of and First Amendment to Real Estate Sale Agreement dated as of July 23, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.57	Second Amendment to Real Estate Sale Agreement dated as of August 6, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.58	Third Amendment to Real Estate Sale Agreement dated as of August 11, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.59	Fourth Amendment to Real Estate Sale Agreement dated as of August 12, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.60	Fifth Amendment to Real Estate Sale Agreement dated as of August 13, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.61	Sixth Amendment to Real Estate Sale Agreement dated as of September 1, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.62	Seventh Amendment to Real Estate Sale Agreement dated as of September 22, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.63	Assignment of Real Estate Agreement, dated as of September 14, 2009, by and between Northview Realty Group, Inc. and Evergreen at Lofton Place, LLC (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.64	Operating Agreement of Evergreen at Lofton Place, LLC, dated as of October 1, 2009, by and among PRIP Lofton, LLC, NVR Lofton Place, LP and BH Lofton, LLC (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference)

10.65	Multifamily Note effective as of October 1, 2009 made by Evergreen at Lofton Place, LLC in favor of CWCapital LLC (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.66	Multifamily Mortgage, Assignment of Rents and Security Agreement, effective as of October 1, 2009, by Evergreen at Lofton Place, LLC in favor of CWCapital LLC (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.67	Guaranty, dated October 1, 2009, by Charles M. Thompson in favor of CWCapital LLC (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

21	List of subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: March 29, 2011	By:	/S/ WHITNEY A. GREAVES
Whitney A. Greaves
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ WHITNEY A. GREAVES Whitney A. Greaves	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2011

/S/ MICHAEL B. LENARD Michael B. Lenard	Executive Vice President, Secretary, Counselor and Director	March 29, 2011

/S/ JOHN A. GERSON John A. Gerson	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 29, 2011

/S/ JAMES R. WORMS James R. Worms	Chairman of the Board	March 29, 2011

/S/ HAROLD H. GREENE Harold H. Greene	Director	March 29, 2011

/S/ MICHAEL L. MEYER Michael L. Meyer	Director	March 29, 2011

/S/ CHRISTOPHER H. VOLK Christopher H. Volk	Director	March 29, 2011

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the Registrant’s Prospectus on July 28, 2008 and incorporated herein by reference).

4.2	Paladin Realty Income Properties, Inc. Amended and Restated Distribution Reinvestment Plan (filed as Appendix C to the Registrant’s Prospectus on July 28, 2008 and incorporated herein by reference).

10.1	Second Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P., dated February 6, 2008 (filed as Exhibit 3.1 to the Registrant’s Pre-effective Amendment No. 3 to Form S-11 on July 18, 2008 and incorporated herein by reference).

10.2	Fifth Amended and Restated Advisory Agreement dated July 28, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 28, 2010 and incorporated herein by reference).

*10.3	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q on May 13, 2005 and incorporated herein by reference).

10.4	Purchase Agreement and Amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.5	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC, dated October 31, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.6	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.7	Membership Interest Purchase and Sale Agreement by and among PRIP 3700, LLC, Bradley B. Chambers, Buckingham Investment Corporation and Springhurst Housing Partners, LLC, dated as of May 10, 2006 (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K on May 12, 2006 and incorporated herein by reference).

10.8	Amended and Restated Operating Agreement of Springhurst Housing Partners, LLC, dated June 1, 2006, by and between PRIP 3700, LLC and Buckingham Springhurst, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference).

10.9	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of June 1, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference).

10.10	Membership Interest Purchase and Sale Agreement by and between Shiloh Housing Partners II, LLC and Glenwood Housing Partners I, LLC, dated as of December 1, 2006 (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.11	Amended and Restated Operating Agreement of Glenwood Housing Partners I, LLC by and between PRIP 10637, LLC and Shiloh Crossing Partners II, LLC, dated as of December 1, 2006 (filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.12	Note for loan of $2,000,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.13	Note for loan of $1,100,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.14	Phase II Options Agreement by and between Glenwood Housing Partners II, LLC and PRIP 10637, LLC, dated as of December 1, 2006 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.15	Purchase and Sale Agreement by and between Pinehurst Associates, LLC and KC Pinehurst Associates, LLC dated as of July 2, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 9, 2007 and incorporated herein by reference).

10.16	Operating Agreement of KC Pinehurst Associates, LLC, dated as of September 13, 2007, by and among PRIP 500, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.18 to the Registrant’s on Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.17	Assumption Agreement dated September 13, 2007 by and among Pinehurst Associates, LLC, KC Pinehurst Associates, LLC, Federal Home Loan Mortgage Corporation and Robert E. Spielman (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.18	Promissory Note dated December 6, 2005 executed by KC Pinehurst Associates, LLC and payable to NorthMarq Capital, Inc. (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.19	Multi-family Deed of Trust, Assignment of Rents and Security Agreement, dated December 6, 2005 by Pinehurst Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.20	Guaranty, dated September 13, 2007, by James E. Lippert in favor of the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.18 to the Registrant’s Form S-11 (File No. 333-146-867) on October 23, 2007 and incorporated herein by reference).

10.21	Guaranty, dated December 6, 2006, by Robert E. Spielman in favor of NorthMarq Capital, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-146-867), filed on October 23, 2007).

10.22	Purchase and Sale Agreement by and between Pheasant Run Apts, LS, Limited Partnership and KC Pheasant Associates, LLC dated as of August 2, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 8, 2007 and incorporated herein by reference).

10.23	Operating Agreement of KC Pheasant Associates, LLC, dated as of September 25, 2007, by and among PRIP 1102, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.24	Multifamily Note effective as of September 26, 2007 made by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.25	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of September 26, 2007 by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.26	Purchase and Sale Agreement, dated as of January 11, 2008, by and between The Retreat, LLC and KC Retreat Associates, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.27	Operating Agreement of KC Retreat Associates, LLC, dated as of January 11, 2008, by and among PRIP 11128, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.28	Multifamily Note, effective as of January 11, 2008, made by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.29	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of January 11, 2008, by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.30	Guaranty, dated January 11, 2008, by James E. Lippert in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.31	Repair Escrow Agreement, dated as of January 11, 2008, by and between KC Retreat Associates, LLC and NorthMarq Capital, Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.32	Amended and Restated Operating Agreement of Park Hill Partners I, LLC, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.33	Contribution Agreement, dated as of April 7, 2007, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.34	Multifamily Note, effective as of November 30, 2007, made by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.35	Multifamily Deed of Trust, Assignment of Rents and Securities Agreement, effective as of November 30, 2007, by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.36	Guaranty, dated November 30, 2007, by James E. Lippert in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.37	Purchase and Sale Agreement, dated as of April 2, 2008, by and between Simpson Financing Limited Partnership and Fowler Property Acquisitions, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.38	Assignment and Assumption of Agreement of Purchase and Sale, dated as of May 22, 2008, by and between Fowler Property Acquisitions, LLC and FPA Conifer Associates, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.39	Amendment to Assignment and Assumption of Agreement of Purchase and Sale, dated as of July 27, 2008, by and between Fowler Property Acquisitions, LLC and FPA/PRIP Conifer, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.40	Operating Agreement of FPA/PRIP Conifer, LLC, dated as of August 4, 2008, by and between PRIP 3383, LLC and FPA Conifer Investors, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.41	Multifamily Note effective as of August 5, 2008 made by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.42	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, effective as of August 5, 2008, by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.43	Guaranty, dated August 5, 2008, by Gregory A. Fowler in favor Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.44	Repair Escrow Agreement, dated as of August 5, 2008, by and between FPA/PRIP Conifer, LLC and the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.45	Purchase and Sale Agreement, dated as of September 9, 2008, by and between MIREF Governor Finance, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.46	First Amendment to Real Estate Purchase and Sale Agreement, dated as of October 23, 2008, by and between MIREF Governor Park, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.47	Assignment and Assumption of Agreement of Purchase and Sale, dated as of September 25, 2008, by and between Fowler Property Acquisitions, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.48	Operating Agreement of FPA/PRIP Governor Park, LLC, dated as of December 19, 2008, by and between PRIP 5060/6310, LLC and FPA Governor Park Investors, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.49	Master Lease Agreement, dated as of December 20, 2008, by and between FPA Governor Park Associates, LLC and Trinity Property Consultants, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.50	Promissory Note secured by Deed of Trust effective as of December 19, 2008 made by FPA Governor Park Associates, LLC in favor of MIREF Governor Finance, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.51	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing), effective as of December 19, 2008, by FPA Governor Park Associates, LLC for the benefit of MIREF Governor Finance, LLC (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.52	Guaranty, dated December 19, 2008, by Gregory A. Fowler in favor MIREF Governor Finance, LLC (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference)

10.53	First Amendment to Limited Liability Company Agreement of FPA/PRIP Governor Park, LLC, dated as of March 25, 2009, by and between FPA Governor Park Investors, LLC and PRIP 5060/6310, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 27, 2009 and incorporated herein by reference).

10.54	First Amendment to Lease, dated as of March 25, 2009, by and between FPA Governor Park Associates, LLC and Trinity Property Consultants, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 27, 2009 and incorporated herein by reference).

10.55	Real Estate Sale Agreement, dated as of June 8, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.56	Reinstatement of and First Amendment to Real Estate Sale Agreement dated as of July 23, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.57	Second Amendment to Real Estate Sale Agreement dated as of August 6, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.58	Third Amendment to Real Estate Sale Agreement dated as of August 11, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.59	Fourth Amendment to Real Estate Sale Agreement dated as of August 12, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.60	Fifth Amendment to Real Estate Sale Agreement dated as of August 13, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.61	Sixth Amendment to Real Estate Sale Agreement dated as of September 1, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.62	Seventh Amendment to Real Estate Sale Agreement dated as of September 22, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.63	Assignment of Real Estate Agreement, dated as of September 14, 2009, by and between Northview Realty Group, Inc. and Evergreen at Lofton Place, LLC (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.64	Operating Agreement of Evergreen at Lofton Place, LLC, dated as of October 1, 2009, by and among PRIP Lofton, LLC, NVR Lofton Place, LP and BH Lofton, LLC (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference)

10.65	Multifamily Note effective as of October 1, 2009 made by Evergreen at Lofton Place, LLC in favor of CWCapital LLC (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.66	Multifamily Mortgage, Assignment of Rents and Security Agreement, effective as of October 1, 2009, by Evergreen at Lofton Place, LLC in favor of CWCapital LLC (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.67	Guaranty, dated October 1, 2009, by Charles M. Thompson in favor of CWCapital LLC (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

21	List of subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Paladin Realty Income Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Paladin Realty Income Properties, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paladin Realty Income Properties, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for acquisition-related costs effective January 1, 2009 to expense such costs as a result of the adoption of FASB ASC 805-10-25, Business Combinations.

/s/ KPMG LLP

New York, New York

March 29, 2011

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
ASSETS

Real Estate:
Building and improvements	$121,848,695	$121,691,321
Land	33,010,100	33,010,100
Furniture, fixtures and equipment	5,319,274	4,231,440
In-place leases	1,809,508	1,809,508
Tenant Improvements	1,029,147	720,366

	163,016,724	161,462,735
Less: Accumulated depreciation and amortization	(14,006,760)	(8,834,410)

Total real estate, net	149,009,964	152,628,325
Investment in real estate joint venture	2,051,061	1,547,042
Cash and cash equivalents	3,122,107	2,081,230
Restricted cash	1,514,717	2,635,731
Prepaid insurance and other assets, net	2,020,026	2,039,274

TOTAL ASSETS	$157,717,875	$160,931,602

LIABILITIES AND EQUITY
Mortgages payable	$121,134,455	$121,365,972
Due to affiliates	474,258	2,313,166
Unaccepted subscriptions for common shares	121,923	316,826
Accrued expenses and other liabilities	2,805,194	2,561,896
Distributions payable	503,593	459,130

Total liabilities	125,039,423	127,016,990

Equity:
Company’s Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 5,069,487 shares and 4,488,725 shares issued and outstanding, respectively	50,694	44,887
Additional paid-in-capital	44,405,174	39,370,776
Accumulated deficit and distributions	(20,548,299)	(14,834,259)

Total Company’s equity	23,907,569	24,581,404

Noncontrolling interests	8,770,883	9,333,208

Total equity	32,678,452	33,914,612

TOTAL LIABILITIES AND EQUITY	$157,717,875	$160,931,602

See accompanying notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Revenues
Rental Income	$18,252,403	$14,065,270	$10,564,798
Other Income	1,786,841	1,253,941	921,225
Interest Income	9,695	25,550	103,788

Total Revenues	20,048,939	15,344,761	11,589,811

Expenses
Property operating expenses	8,093,028	6,671,206	4,332,542
Real property taxes	1,574,103	1,243,597	878,813
General and administrative expenses	1,587,251	2,427,858	1,873,251
Interest expense, including amortization of deferred loan costs	7,624,089	6,554,831	4,430,622
Depreciation and amortization expense	5,258,133	3,812,064	2,764,030
Acquisition costs	—	973,047	—

Total Expenses	24,136,604	21,682,603	14,279,258

Loss before equity in earnings and noncontrolling interests	(4,087,665)	(6,337,842)	(2,689,447)
Equity in earnings from real estate joint venture	83,519	81,153	88,224

Net Loss	(4,004,146)	(6,256,689)	(2,601,223)
Noncontrolling interests	1,178,012	1,784,767	242,673

Net Loss Attributable to Company	$(2,826,134)	$(4,471,922)	$(2,358,550)

Net Loss per common share
Basic	$(0.59)	$(1.09)	$(0.73)

Diluted	$(0.59)	$(1.09)	$(0.73)

Weighted average number of common shares outstanding
Basic	4,787,071	4,086,673	3,219,095

Diluted	4,787,071	4,086,673	3,219,095

See accompanying notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2010, 2009 and 2008

	Company Stockholders
	Common Shares		Additional	Accumulated
	Common shares	Amount	Paid-in Capital	Deficit and Dividends	Noncontrolling Interests	Total Equity
BALANCE, December 31, 2007	2,605,486	$26,055	$22,840,256	$(3,519,900)	$(51,642)	$19,294,769

Issuance of common shares	994,881	9,949	9,912,818	—	—	9,922,767
Shares Redeemed	(27,951)	(280)	(259,711)	—	—	(259,991)
Selling commissions and dealer manager fees	—	—	(943,952)	—	—	(943,952)
Offering costs	—	—	(329,620)	—	—	(329,620)
Contributions	—	—	—	—	8,826,659	8,826,659
Distributions	—	—	—	—	(248,719)	(248,719)
Share-based compensation expense	—	—	36,822	—	—	36,822
Distributions declared ($0.60)	—	—	—	(1,991,351)	—	(1,991,351)
Shares issued pursuant to Distribution Reinvestment Plan	115,240	1,152	1,123,350	—	—	1,124,502
Net Loss	—	—	—	(2,358,550)	(242,673)	(2,601,223)

BALANCE, December 31, 2008	3,687,656	36,876	32,379,963	(7,869,801)	8,283,625	32,830,663

Issuance of common shares	804,083	8,041	7,987,738	—	—	7,995,779
Shares Redeemed	(143,238)	(1,432)	(1,329,061)	—	—	(1,330,493)
Selling commissions and dealer manager fees	—	—	(715,868)	—	—	(715,868)
Offering costs	—	—	(282,731)	—	—	(282,731)
Contributions	—	—	—	—	2,972,417	2,972,417
Distributions	—	—	—	—	(138,067)	(138,067)
Distributions declared ($0.60)	—	—	—	(2,492,536)	—	(2,492,536)
Shares issued pursuant to Distribution Reinvestment Plan	140,224	1,402	1,330,735	—	—	1,332,137
Net Loss	—	—	—	(4,471,922)	(1,784,767)	(6,256,689)

BALANCE, December 31, 2009	4,488,725	44,887	39,370,376	(14,834,259)	9,333,208	33,914,612

Issuance of common shares	567,911	5,679	5,657,751	—	—	5,663,430
Shares Redeemed	(155,469)	(1,555)	(1,449,831)	—	—	(1,451,386)
Selling commissions and dealer manager fees	—	—	(524,728)	—	—	(524,728)
Offering costs	—	—	(217,000)	—	—	(217,000)
Contributions	—	—	—	—	831,453	831,453
Distributions	—	—	—	—	(215,766)	(215,766)
Distributions declared	—	—	—	(2,887,906)	—	(2,887,906)
Issuance of common shares to directors	16,000	160	(160)	—	—	—
Share-based compensation expense	—	—	123,179	—	—	123,179
Shares issued pursuant to Distribution Reinvestment Plan	152,320	1,523	1,445,187	—	—	1,446,710
Net Loss	—	—	—	(2,826,134)	(1,178,012)	(4,004,146)

BALANCE, December 31, 2010	5,069,487	$50,694	$44,405,174	$(20,548,299)	$8,770,883	$32,678,452

See accompanying notes to consolidated financial statements

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,004,146)	$(6,256,689)	$(2,601,223)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Equity in earnings from joint venture	(83,519)	(81,153)	(88,224)
Distributions from real estate joint venture	83,519	81,153	88,224
Depreciation and amortization expense	5,258,133	3,812,064	2,764,030
Amortization of deferred loan costs	268,557	249,108	77,995
Amortization of deferred compensation	123,179	—	36,822
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	74,956	(261,418)	(245,763)
Increase in prepaid insurance and other assets	(54,323)	(209,481)	(147,871)
Decrease (increase) in due from affiliates	(1,722,151)	1,587,086	890,393
Increase in accrued expenses and other liabilities	352,673	994,943	550,245

Net cash provided by / (used in) operating activities	296,878	(84,387)	1,324,628

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of/ expenditures for real estate and improvements	(1,758,557)	(32,494,587)	(67,145,384)
Decrease (increase) in restricted cash	851,165	2,782,048	(3,475,780)
Distributions from real estate joint venture in excess of equity in earnings	45,981	66,847	52,376
Contributions to real estate joint venture	(550,000)	—	—

Net cash used in investing activities	(1,411,411)	(29,645,692)	(70,568,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	434,786	22,708,779	50,667,612
Payments on mortgage payable	(666,303)	(72,115)	(67,429)
Deferred loan costs	(185,678)	(287,393)	(522,935)
Decrease (increase) in restricted cash	194,903	(132,326)	25,710
Proceeds from issuance of common shares	5,663,430	7,995,779	9,922,767
Shares redeemed	(1,451,386)	(1,330,231)	(259,991)
Increase (decrease) in unaccepted subscriptions for common stock	(194,903)	132,326	(25,710)
Selling commissions and dealer manager fees	(524,728)	(715,868)	(943,952)
Offering costs	(217,000)	(282,731)	(329,620)
Decrease (increase) in due to affiliates	(116,757)	(106,874)	868,977
Distributions paid	(1,396,641)	(1,077,893)	(753,653)
Contributions from noncontrolling interests	831,453	2,972,417	8,826,659
Distributions to noncontrolling interests	(215,766)	(138,067)	(249,706)

Net cash provided by financing activities	2,155,410	29,665,803	67,158,729

Net increase (decrease) in cash and cash equivalent	1,040,877	(64,276)	(2,085,431)
Cash and cash equivalents – beginning of year	2,081,230	2,145,506	4,230,937

Cash and cash equivalents – end of year	$3,122,107	$2,081,230	$2,145,506

Supplemental disclosure of non-cash investing and financing activities
Mortgage loan assumed in connection with purchase of real estate	$—	$—	$4,250,000
Distributions payable	$503,593	$459,130	$376,626
Common stockholders distributions reinvested in accordance with Distribution Reinvestment Plan	$1,446,710	$1,332,137	$1,124,502
Expenditures for real estate and improvements accrued but unpaid	$—	$109,375	$1,654,690
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$7,313,639	$6,243,358	$4,119,045

See accompanying notes to consolidated financial statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. As of December 31, 2010, we owned interests in 11 joint ventures that own 12 income-producing properties.

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

Paladin REIT’s investment policy includes a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include loans on real property such as first mortgage loans and mezzanine loans. Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an amended and restated advisory agreement, dated July 28, 2010 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real property investments and real estate related investments it makes, subject to

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

oversight by the board of directors of Paladin REIT. Paladin Advisors also provides marketing, sales, and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Offering terminated on July 28, 2008, in connection with the commencement of Paladin REIT’s follow-on offering (the “Follow-On Offering” and collectively with the Initial Offering, the “Offerings”) on July 28, 2008. As of December 31, 2010, Paladin REIT had received proceeds of $53,355,424 for 5,370,182 shares in the Offerings.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of December 31, 2010 and 2009, Paladin Advisors held a 0.4% limited partnership interest and Paladin REIT held a 99.6% general partnership interest in Paladin OP.

2. Summary of Significant Accounting Policies

Principles of Reporting

The consolidated financial statements include the accounts of Paladin REIT and its wholly owned and controlled entities (collectively, the “Company”). The Company consolidates any variable interest entities (“VIEs”) of which it controls (a) through voting rights or similar rights or (b) by means other than voting rights if the Company is the primary beneficiary, as defined. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying consolidated financial statements are prepared in accordance with GAAP.

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

December 31, 2010 and 2009

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

Presentation

As of December 31, 2010 and 2009, the Company’s noncontrolling interests represent noncontrolling ownership interests in joint ventures controlled by the Company through ownership or contractual arrangements. Balances attributable to these noncontrolling interests, including amounts previously included in Prepaid Insurance and Other Assets, were reclassified to become a separate component of equity as of all dates presented. Also, consolidated net income was reclassified to include the amounts attributable to the noncontrolling interests. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity. As of December 31, 2009 and 2008, balances attributed to noncontrolling interests were also reclassified to become a separate component of equity, and the deficit balance represents the joint venture partners’ obligation to fund the operating cash deficit in the joint venture entity.

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

December 31, 2010 and 2009

Effective January 1, 2009, the Company expenses acquisition costs for future investment property acquisitions to record the acquisition at its fair value. Prior to January 1, 2009, the Company capitalized all acquisitions costs as part of the value of the investment property as an addition to building and improvements.

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review the Company’s investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. If the sum of the expected future cash flows (undiscounted and without interest) is less than the Company’s carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value. There were no impairment charges taken for the years ended December 31, 2010, 2009 and 2008.

Acquisition of Real Estate

The fair value of real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. Acquisition costs are expensed as incurred and are included in property operating expense in the accompanying consolidated statement of operations. Noncontrolling interests acquired are also recorded at estimated fair market value.

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and furniture, fixtures and equipment) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building and improvements based on management’s determination of relative fair values of these assets. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and management’s estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

Deferred Loan Costs

Loan costs are capitalized and amortized using the effective interest method over the life of the related loan. The amortization is recorded as a component of interest expense.

Revenue Recognition

The Company primarily leases residential apartments to tenants under non-cancellable operating leases with terms ranging from 3 to 24 months. The Company also leases commercial space to tenants with lease terms extending to 2017. Rental income related to leases is recognized in the period earned over the lease term.

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

December 31, 2010 and 2009

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities at the date of purchase of three months or less.

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and Paladin REIT receives the subscription proceeds. Restricted cash included $121,923 and $316,826 as of December 31, 2010 and 2009, respectively, for subscription proceeds that were held in escrow. At December 31, 2010 and 2009, restricted cash also included $1,392,794 and $1,768,905, respectively, held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders. At December 31, 2009, restricted cash also included $550,000 held in a restricted account as collateral for a letter of credit in connection with the acquisition of 801 Fiber Optic Drive, as described in Note 3.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the years ended December 31, 2010, 2009 and 2008 in the accompanying consolidated financial statements.

The Company uses a more-likely-than-not threshold for recognition and decrecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years since January 1, 2007 and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2010, 2009 and 2008.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3.0% limitation of the gross proceeds from the Offerings pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in Note 6.

Expense Reimbursement

Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates, including reimbursement of personnel costs and overhead for which they do not otherwise receive a fee. Additionally, Paladin Advisors must pay the Company quarterly for any amounts of operating expenses that in the 12 months then ended (the “Expense Period”) exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income of the Company (the “2%/25% Rule”), unless a majority of independent directors approves reimbursement of any excess. The Company will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule, unless a majority of the independent directors approve reimbursement of any excess. The amounts of any approved excess becomes payable by the Company at such time when the excess amounts and amounts of future operating expenses are within the 2%/25% Rule. General and administrative expenses in excess of the 2%/25% that are approved for payment are reflected as expense in the accompanying consolidated statements of operations when they become payable under the 2%/25% Rule.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

The average invested assets of the Company for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended December 31, 2010, the average book value of the Company’s assets before reserves for depreciation or bad debts or other similar non-cash reserves is approximately $165,000,000. The net income of the Company for any period is equal to the Company’s total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under GAAP (including the asset management fee), but excluding organization and offering expenses, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

Paladin Advisors must refund the Company for previously reimbursed expenses in excess of the 2%/25% Rule to the Company within 60 days after the end of each fiscal quarter unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any Expense Period for which the independent directors approve total operating expenses in excess of the 2%/25% Rule, Paladin REIT will send its stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable, may defer the reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates, as described in Note 6.

Per Share Data

The Company presents both basic and diluted loss per share (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. Excluded from the dilutive EPS calculation is the directors’ unvested shares of restricted stock totaling 8,000, for the year ended December 31, 2010, because their effect would be anti-dilutive. There were no unvested shares of restricted stock as of December 31, 2009 or December 31, 2008.

Unaccepted Subscriptions for Common Stock

Unaccepted subscriptions for shares of our common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of December 31, 2010 and 2009.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, investments in real estate joint ventures, other assets, distributions payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of December 31, 2010, the mortgage loans payable had an estimated fair value of approximately $127.8 million compared to the carrying value of $121.1 million. As of December 31, 2009, the mortgage loans payable had an estimated fair value of approximately $126.9 million compared to the carrying value of $121.4 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of December 31, 2010 and 2009.

Share-based Compensation

Under the terms of the Independent Director Incentive Stock Plan, the Company granted 3,000 shares at fair value of $10 per share of restricted common stock to each of the four independent directors on June 30, 2006. One-third of the restricted common stock vested on each of the first three anniversaries of December 2, 2005, the date the Company reached its minimum offering. On June 18, 2010, we granted 4,000 shares of restricted common stock at fair value of $10 per share to each of our independent directors upon their reelection to the board of directors pursuant to the 2005 Independent Director Incentive Stock Plan. Two thousand of the shares granted to each independent director then serving vested immediately, and 2,000 of the shares will vest on the first anniversary of the date of grant, provided the independent director continues to provide services to us on such vesting date. There

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

are 60,000 shares in total authorized under the Independent Director Incentive Stock Plan, which expires on February 28, 2015.

The Company records compensation expense for the restricted common stock. Compensation expense for common stock unvested at March 21, 2006 was based on the grant date fair value of the common stock and was recognized using the straight-line attribution method, assuming no forfeitures. For the years ended December 31, 2010 and 2009, the Company recorded $123,179 and $0, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. There were no unamortized compensation costs on non-vested shares at December 31, 2009 or 2008.

As of December 31, 2010 8,000 shares of restricted stock were unvested. There have been no forfeitures as of December 31, 2010 or 2009. Effective January 3, 2011, Mr Harvey Lenkin resigned from the Company’s board of directors and forfeited 2,000 shares of restricted stock.

Reportable Segments

Management has determined that the Company has one reportable segment, which owns interests in real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of December 31, 2010, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

Reclassifications

Common shares redeemed by the Company are reflected as a reduction in additional paid-in capital. Previously, they were reflected as treasury shares.

Recent Accounting Pronouncements

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

3. Investments

Investments in Real Estate

On November 3, 2010 the Company’s board of directors approved the potential sale of Lofton Place Apartments and Two Governor Park contingent upon certain selling prices. As of the date of this Annual Report, neither property has received an offer that would satisfy the selling price approved by the board of directors.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

	Paladin OP Ownership %	Property	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Springhurst Housing Partners, LLC	70.0%	Champion Farms Apartments	2000	264 Units

Glenwood Housing Partners I, LLC	83.0%	Fieldstone Apartments	2001	266 Units

KC Pinehurst Associates, LLC	97.5%	Pinehurst Apartment Homes	1986 and 1988; renovated in 2006	146 Units

KC Pheasant Associates, LLC	97.5%	Pheasant Run Apartments	1985; renovated in 2003 and 2004	160 Units

KC Retreat Associates, LLC	97.5%	The Retreat Apartments	1984; renovated in 2004 and 2005	342 Units

Park Hill Partners I, LLC	49.0%	Hilltop Apartments	1986	124 Units

FPA/PRIP Conifer, LLC	42.5%	Conifer Crossing	1981	420 Units

Evergreen at Lofton Place, LLC	60.0%	Lofton Place Apartments	1988	280 Units

Morgan Beechwood, LLC	82.3%	Beechwood Garden Apartments	1967; renovated in 2003 and 2004	160 Units

Office

FPA/PRIP Governor Park, LLC	47.7%	Two and Five Governor Park	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

In connection with Paladin OP’s acquisition of its interest in Springhurst Housing Partners, LLC (“Springhurst”), Buckingham Springhurst, LLC was granted the right to require Paladin OP to purchase up to an additional 20% ownership interest in Springhurst from Buckingham Springhurst, LLC upon the occurrence of certain events and the achievement of certain financial benchmarks at Champion Farms Apartments at a cost of $67,500 per 1% of ownership interest. As of December 31, 2010, Paladin OP has not been required to purchase additional interests in Springhurst by Buckingham Springhurst, LLC.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

Also in connection with Paladin OP’s initial acquisition of its interest in Glenwood, a wholly owned subsidiary of Paladin OP, PRIP 10637, LLC, entered into a Phase II Option Agreement (“Option Agreement”) with Glenwood Housing Partners II, LLC, an Indiana limited liability company (“Glenwood II”). Glenwood II owns a parcel of land adjacent to Fieldstone Apartments upon which it may construct 88 apartment units with an aggregate of 97,640 square feet of rentable space to be leased, managed and operated as Phase II of the Fieldstone Apartments. The Option Agreement grants PRIP 10637, LLC an ongoing option to purchase at least a 70% but not more than 90% beneficial ownership interest in Glenwood II or any affiliated entity that owns the parcel and developments thereon. PRIP 10637, LLC may exercise the option at any time after the completion of development and stabilization of the project. If exercised, the purchase price for the option interest will be determined by a formula that utilizes market-rate variables as of that future date. As of December 31, 2010, the option has not been exercised.

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

December 31, 2010 and 2009

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

The operating agreement for Evergreen at Lofton Place, LLC (“Evergreen”) provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 10.0% per annum on its invested equity. Next, each of its co-venture partners will receive a 10.0% pro rata return per annum on its invested equity. Third, cash flow distributions will be split pro rata between the members until each of the members has received a 12.0% return annually. Thereafter, distributions will be split 50.0% to the Company and 50.0% to its co-venture partners collectively, except upon the occurrence of certain events. Upon a capital event, distributions of residual proceeds will be split pro rata up to a 15.0% internal rate of return to each of the members. Next, the distributions will be split 50.0% to the Company and 50.0% to its co-venture partners collectively until each member has received an 18.0% internal rate of return, except upon the occurrence of certain events. Thereafter, distributions will be split 40.0% to the Company and 60.0% to its co-venture partners except upon the occurrence of certain events. The operating agreement also provides the Company with majority voting rights with respect to all major decisions.

The operating agreement for Morgan Beechwood, LLC (“Morgan Beechwood”) provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 10.0% per annum on its invested equity. Next, its co-venture partner will receive a 10.0% pro rata return per annum on its invested equity. Third, cash flow distributions will be split pro rata in accordance with the ownership interest. Upon a capital event, distributions will first be split pro rata in accordance with each member’s ownership interest until each member has received its initial investment back. Next, distributions will be split pro rata between the members until each of the members has received a 12.0% return annually. Thereafter, distributions will be split 50.0% to the Company and 50.0% to its co-venture partner.

The Company consolidates Evergreen at Lofton, Morgan Beechwood, FPA/PRIP Governor Park, FPA/PRIP Conifer, Park Hill Partners, KC Retreat, KC Pinehurst, KC Pheasant, Springhurst and Glenwood.

The following table summarizes certain information related to the Company’s land and buildings and improvements as of December 31, 2010:

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Total Costs
Property	Encumbrances	Land Acquired	Building & Improvements	Land Additions	Building & Improvements	Land Acquired	Building & Improvements	Accumulated Depreciation	Year Built	Year Acquired

Champion Farms Apartments	$16,350,000	$2,335,545	$17,856,281	$—	$95,019	$2,335,545	$17,951,300	$(1,828,316)	2000	2006

Fieldstone Apartments	16,500,000	1,446,033	18,548,780	78,750	1,202,058	1,524,783	19,750,838	(1,750,444)	2001	2006

Pinehurst Apartment Homes	4,563,278	1,230,000	5,865,966	—	—	1,230,000	5,865,966	(603,447)	1986	2007

Pheasant Run Apartments	6,250,000	1,120,000	7,393,945	—	161,344	1,120,000	7,555,289	(768,414)	1985	2007

Retreat Apartments	13,600,000	1,860,000	13,913,549	—	338,312	1,860,000	14,251,861	(1,599,408)	1984	2008

Hilltop Apartments	4,250,000	430,000	4,475,196	—	59,734	430,000	4,534,930	(363,538)	1986	2008

Conifer Apartments	28,700,000	13,721,349	17,154,149	—	5,953,292	13,721,349	23,107,441	(1,391,677)	1981	2008

Two and Five Governor Park (1)	10,260,177	5,099,027	8,107,703	—	824,582	5,099,027	8,932,285	(504,483)	1985 & 1989	2008

Lofton Place Apartments	12,000,000	3,600,000	11,464,057	—	274,124	3,600,000	11,738,181	(533,867)	1988	2009

Beechwood Garden Apartments	8,661,000	2,089,396	8,160,604	—	—	2,089,396	8,160,604	(321,837)	1967	2009

Total	$121,134,455	$32,931,350	$112,940,230	$78,750	$8,908,465	$33,010,100	$121,848,695	$(9,665,431)

The aggregate cost of the Company’s land and buildings and improvements for federal income tax purposes is approximately $154.7 million (unaudited) as of December 31, 2010 and $154.6 million (unaudited) as of December 31, 2009.

Note (1) This investment consists of 2 office buildings.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

The following reconciles the historical cost of the Company’s land and buildings and improvements from January 1 to December 31, 2010 and 2009:

	2010	2009

Balance, beginning of year	$154,701,421	$126,244,673

Acquisitions	—	25,314,057

Land additions and improvements	157,374	3,142,691

Balance, end of year	$154,858,795	$154,701,421

The following table reconciles accumulated depreciation related to the Company’s buildings and improvements from January 1 to December 31, 2010 and 2009:

	2010	2009

Balance, beginning of year	$6,079,139	$3,263,729

Depreciation expense	3,586,292	2,815,410

Balance, end of year	$9,665,431	$6,079,139

Depreciation of buildings and improvements reflected in the statements of operations is calculated over the estimated lives of the buildings and improvements of 27 to 45 years.

The following reconciles in-place leases, net from January 1 to December 31, 2010 and 2009:

	2010	2009

Balance, beginning of year	$584,583	$7,500

In-place lease additions	—	710,000

Amortization expense	(584,583)	(132,917)

Balance, end of year	$—	$584,583

Investment in Unconsolidated Joint Venture

Paladin OP has a 79% economic interest in PRIP 801, LLC, a joint venture between Paladin OP and 801 FO, LLC, which owns 801 Fiber Optic Drive. 801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc. (“FedEx Ground”), pursuant to a ten-year net lease that commenced on August 1, 2001 and expires on July 31, 2011. FedEx Ground is a subsidiary of FedEx Corporation, a provider of transportation, e-commerce and supply management services. In accordance with the original lease, FedEx Ground also has the

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

option to extend the lease for two additional five-year periods. The first option is through July 31, 2016 at $405,792 per annum. The second option is through July 31, 2021 at $446,376 per annum. On January 28, 2010, PRIP 801, LLC and FedEx Ground amended the lease so that it now expires on July 31, 2016, and effective August 1, 2011 rent will be $371,976 per annum. The current rent is $338,160 per annum.

Paladin OP accounts for its investment in PRIP 801, LLC under the equity method of accounting since control is shared with the joint venture partner.

Condensed financial information of PRIP 801, LLC, is summarized as follows:

Condensed Balance Sheets

December 31, 2010 and 2009

(unaudited)

	December 31, 2010	December 31, 2009

ASSETS

Investment in real estate, net	$3,692,244	$3,773,100

Other Assets, net	119,479	139,841

Total Assets	$3,811,723	$3,912,941

LIABILITIES AND MEMBERS’ EQUITY

Mortgage loan payable	$1,357,287	$1,950,000

Other Liabilities	28,180	28,180

Members’ Equity	2,426,256	1,934,761

Total Liabilities and Members’ Equity	$3,811,723	$3,912,941

Company’s share of Members’ Equity*	$1,938,516	$1,431,809

Condensed Statements of Operations

Years ended December 31, 2010, 2009 and 2008

(unaudited)

	2010	2009	2008

Revenues and interest income	$338,398	$338,383	$338,554

Expenses	(221,903)	(225,084)	(215,669)

Net income	$116,495	$113,299	$122,885

Company’s share of net income*	$86,207	$83,841	$90,912

*	The difference in the Company’s percentage of members’ equity and the Company’s percentage of net income reflected above compared to the Company’s balance sheets and statements of operations is attributable to the amortization expense of acquisition costs incurred by the Company.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

The mortgage loan required payments of interest only at a fixed interest rate of 5.498% through November 1, 2010, the anticipated repayment date. Since the mortgage loan was not repaid or refinanced, interest will accrue at a rate of 8.498% per annum. Pursuant to the terms of a cash management agreement, the borrower was required to post a $550,000 letter of credit by December 1, 2007, or the lender would sweep and retain all cash flow from 801 Fiber Optic Drive. On November 29, 2007, Paladin OP posted a $550,000 irrevocable standby letter of credit with Wachovia Bank, N.A. secured by $550,000 cash deposited in a certificate of deposit with Wachovia Bank, N.A. The borrower did not pay off the loan on November 1, 2010. As a result, the lender applied the letter of credit (or retained cash flow) and will sweep all cash flow to repay the loan until the loan is repaid in full. In the event of a default under the loan documents, the cash management agreement further provides that the lender may sweep cash from all accounts maintained by the borrower with the lender (including rent accounts from the property). The loan matures on November 1, 2035.

The mortgage loan could not be prepaid until January 31, 2008 and, as of December 31, 2010, it has not been prepaid. There was no sale, encumbrance, or other transfer of an interest in the property permitted without the lender’s prior written consent. Alex Gilbert, the managing member of 801 FO, LLC, has guaranteed the non-recourse standard loan carve outs, and in exchange for his guarantee, our sponsor, Paladin Realty Partners, LLC (“Paladin Realty”), has agreed to fully indemnify Mr. Gilbert against any defaults caused by the borrower through standard default provisions such as bankruptcy, fraud, misapplication of proceeds and certain environmental violations. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property. In addition PRIP 801, LLC, has entered into an environmental and hazardous substance indemnification agreement.

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

On February 28, 2011 PRIP 801, LLC refinanced the mortgage loan in the amount of $1,300,000. The new loan bears interest at a fixed rate of 6.75% and matures on February 1, 2014. The loan is generally prepayable subject to a prepayment premium of 1.5% based on the remaining amount of the loan, unless the property is sold to a third party. The loan is secured by a mortgage on the property pursuant to a Loan and Security Agreement, effective as of February 28, 2011. In addition, the loan is guaranteed by the Company.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

4. Mortgages Payable

Mortgages Payable

Mortgage loans payable consist of the following:

	December 31, 2010	December 31, 2009

Mortgage loan payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by Champion Farms Apartments property (1)	$16,350,000	$16,350,000

Mortgage loan payable—interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,500,000	16,500,000

Mortgage loan payable—principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,563,278	4,639,581

Mortgage loan payable—interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000

Mortgage loan payable—interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	13,600,000

Mortgage loan payable—interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	4,250,000

Mortgage loan payable—interest only at 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,700,000	28,700,000

Mortgage loan payable—interest only at 7.00% payable monthly until the loan matures on December 19, 2011, secured by the Two and Five Governor Park properties (7)	10,260,177	10,415,391

Mortgage loan payable-interest only at 5.66% payable monthly until November 1, 2011, after which principal and interest are due until the loan matures on October 1, 2019, secured by the Lofton Place Apartments property (8)	12,000,000	12,000,000

Mortgage loan payable—interest only at 5.49% payable monthly until February 1, 2012, after which principal and interest are due until the loan matures on January 1, 2020, secured by the Beechwood Gardens Apartments property (9)	8,661,000	8,661,000

Total mortgage loans payable	$121,134,455	$121,365,972

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition, the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
(3)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable.
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

December 31, 2010 and 2009

multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.

(5)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(6)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.
(7)	The loan has two, one-year extensions which may be exercised if, among other things, the properties have (a) a debt service coverage ratio of 1.2 or better, and (b) a loan to value ratio of no more than 70.0% based on an appraisal. Each extension is subject to an extension fee equal to 1.5% of the outstanding principal balance. On December 17, 2010 the loan was extended for one year until December 19, 2011. Although the properties met the debt service coverage requirement, they did not meet the loan to value ratio test. During December 2010, the Company’s joint venture partner contributed $775,000 to FPA/PRIP Governor Park, LLC to pay the extension fee of $162,753, other costs and to pay down the loan by $590,000 in order to satisfy the loan to value requirement. The loan is prepayable at any time prior to its maturity, subject to an exit fee equal to 1.0% of the principal being repaid. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.
(8)	Assuming no event of default, the loan will mature on October 1, 2019. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond our control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the Note is assigned to a REMIC trust on or after October 1, 2010. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the Note to a REMIC trust by October 1, 2010; however, if the Note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Charles M. Thompson, but only upon the occurrence of certain limited events.
(9)	Assuming no event of default, the loan will mature on January 1, 2020. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond the Company’s control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the note is assigned to a REMIC trust on or after January 1, 2011. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the note to a REMIC trust by January 1, 2011; however, if the note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed, jointly and severally, by Herbert Morgan, Robert C. Morgan and Robert J. Moser, but only upon the occurrence of certain limited events.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

The loan agreements contain various covenants, which among other things, limit the ability of the borrower to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interest in the property among others. The loan agreements also contain certain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable. As of December 31, 2010, the Company is in compliance with its debt covenants.

Principal payments due on the mortgage loans payable as of December 31, 2010 are as follows:

2011	$10,560,871

2012	856,695

2013	1,128,997

2014	17,020,220

2015	32,286,910

Thereafter	59,280,762

Total	$121,134,455

Paladin REIT’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be Paladin REIT’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of Paladin REIT’s assets before non-cash reserves and depreciation. As of December 31, 2010, Paladin REIT’s borrowings did not exceed 300% of the value of its net assets.

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

Redemptions

In the normal course of business, Paladin REIT redeems its shares from existing shareholders, which is reflected as a reduction in common shares and additional paid in capital. Previously, such share redemptions were reflected as treasury shares. As of June 6, 2009, Paladin REIT’s Share Redemption Program was amended to limit the number of shares redeemed pursuant to the Share Redemption Program during any calendar year, to no more

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

than 5% of the weighted-average number of shares outstanding during the prior calendar year. As of August 28, 2008, Paladin REIT’s Share Redemption Program was amended to waive the one-year holding period in the event of the death or qualifying disability of a stockholder and to disclose that certain fees charged by Paladin RE1T’s registrar and transfer agent, Phoenix American Financial Services, Inc., for share redemptions are now charged to investors seeking to redeem shares of common stock pursuant to the program.

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

In connection with the Follow-On Offering, Paladin REIT entered into a dealer manager agreement dated February 6, 2008 (the “Follow-On Dealer Manager Agreement”) with Paladin Securities. Pursuant to the terms of the Follow-On Dealer Manager Agreement, Paladin REIT pays Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and Paladin REIT does not pay any commission from the sale of shares of its common stock pursuant to its distribution reinvestment plan. Paladin REIT also pays Paladin Securities a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers.

For the year ended December 31, 2010, Paladin REIT incurred $524,728 in selling commissions and dealer manager fees to Paladin Securities.

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offerings as well as reimbursement for organization and offering costs, and certain other costs, incurred by Paladin Advisors on behalf of the Company.

Amounts due to (from) Affiliates

	December 31, 2010	December 31, 2009

General and administrative expenses due to affiliates (1)	$897,239	$2,619,390

Organization and offering costs due from affiliates (2)	(422,981)	(306,224)

Total due to affiliates	$474,258	$2,313,166

Unrecognized organization and offering costs (3)	$7,825,525	$7,373,714

(1)	Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the year ended December 31, 2010, the Company incurred $1,452,180 of general and administrative expenses, including $25,297 paid on our behalf by Paladin Advisors, in accordance with the 2%/25% Rule. Pursuant to the Advisory Agreement, the Company paid $380,880 in asset management fees due to Paladin Advisors for the Company’s 12 properties during the year ended December 31, 2010. For each of these 12 properties, from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. Due to affiliate in the accompanying consolidated balance sheet includes $897,239 of unreimbursed general and administrative expenses, which are within the 2%/25% Rule. During 2010, in accordance with the Advisory Agreement, the Company reimbursed Paladin Advisors $1,725,000 of previously accrued general and administrative expenses, paid in increments of $575,000 on June 1, July 7, and October 5, 2010, respectively. As of December 31, 2010, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs. Such costs only become a liability of the Company to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. For the year ended December 31, 2010, the Company paid $330,854 of offering costs. Due to the application of the 3.0% limitation, the Company recognized $217,000, which was charged to stockholders’ equity with the additional amount of $116,757 recorded as due from affiliates. Paladin Advisors is required to reimburse the current balance of $422,981 within 60 days after the end of the Follow-On Offering.
(3)	Not reflected in the consolidated financial statements at December 31, 2010 and 2009 as these amounts have exceeded the 3.0% limitation as described above in Note 2 and only become due to affiliates when they do not exceed such limitation.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

7. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2010 and 2009:

	For the Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Revenues	$4,918,510	$4,995,214	$5,015,161	$5,120,054

Equity in earnings from real estate joint venture	$19,738	$21,581	$21,341	$20,859

Net loss attributable to Company	$(547,184)	$(804,842)	$(869,498)	$(604,610)

Loss per common share:

Basic	$(0.12)	$(0.17)	$(0.18)	$(0.12)

Diluted	$(0.12)	$(0.17)	$(0.18)	$(0.12)

	For the Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Revenues	$3,580,089	$3,628,338	$3,663,686	$4,472,648

Equity in earnings from real estate joint venture	$21,420	$17,481	$20,267	$21,985

Net loss attributable to Company	$(954,316)	$(933,787)	$(1,083,231)	$(1,500,588)

Loss per common share:

Basic	$(0.25)	$(0.23)	$(0.26)	$(0.34)

Diluted	$(0.25)	$(0.23)	$(0.26)	$(0.34)

8. Subsequent Events

The following events occurred subsequent to December 31, 2010, and in addition to any other events disclosed elsewhere in these consolidated financial statements.

Event Affecting an Asset

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009

On February 20, 2011, a fire ignited at Fieldstone Apartments causing significant damage to 12 units, or approximately 5% of available rentable space. The Company’s loss related to the fire is expected to be limited to the $10,000 deductible under its property insurance policy.

Potential Changes in Investments

On February 18, 2011, the Company’s board of directors approved the potential sale of 801 Fiber Optic Drive and approved the potential acquisition of an economic interest in Stone Ridge Apartments, located at 1000 Watermark Place, Columbia, South Carolina 29210.

Share Redemption Program

From January 1 to March 11, 2011, 91stockholders redeemed 39,896 shares for $371,063.