Form 10-Q
period 2011-03-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2011-05-13
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011, there were 5,749,906 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	4

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	5

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statement of Equity for the three months ended March 31, 2011 (unaudited)	6

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Reserved	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The information furnished in the condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity, and cash flows included in this Quarterly Report on Form 10-Q reflects all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The condensed consolidated financial statements herein should be read in conjunction with the notes to the condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and with the Annual Report on Form 10-K of Paladin Realty Income Properties, Inc. for the year ended December 31, 2010. Results of operations reported in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2011	December 31, 2010
ASSETS
Real Estate:
Building and improvements	$123,750,133	$121,848,695
Land	34,770,148	33,010,100
Furniture, fixtures and equipment	5,420,992	5,319,274
In-place leases	1,924,243	1,809,508
Tenant Improvements	1,032,721	1,029,147

	166,898,237	163,016,724
Less: Accumulated depreciation and amortization	(15,186,119)	(14,006,760)

Total real estate, net	151,712,118	149,009,964
Investment in real estate joint venture	2,063,412	2,051,061
Cash and cash equivalents	3,919,730	3,122,107
Restricted cash	2,607,560	1,514,717
Prepaid insurance and other assets, net	3,517,235	2,020,026
Due from affiliates	18,795	—

TOTAL ASSETS	$163,838,850	$157,717,875

LIABILITIES AND EQUITY

Mortgages payable	$124,789,636	$121,134,455
Due to affiliates	—	474,258
Unaccepted subscriptions for common shares	724,414	121,923
Accrued expenses and other liabilities	2,906,044	2,805,194
Distributions payable	538,389	503,593

Total liabilities	128,958,483	125,039,423

Equity:
Company’s Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 5,450,991 shares and 5,069,487 shares issued and outstanding, respectively	54,509	50,694
Additional paid-in-capital	47,736,423	44,405,174
Accumulated deficit and distributions	(22,042,069)	(20,548,299)

Total Stockholders’ Equity	25,748,863	23,907,569

Noncontrolling interests	9,131,504	8,770,883

Total Equity	34,880,367	32,678,452

TOTAL LIABILITIES AND EQUITY	$163,838,850	$157,717,875

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Rental Income	$4,764,302	$4,484,800
Other Income	446,012	431,197
Interest Income	3,877	2,513

Total Revenues	5,214,191	4,918,510

Expenses
Property operating	2,002,597	1,912,405
Real property taxes	418,817	418,766
General and administrative	332,837	283,189
Interest expense, including amortization of deferred loan costs	1,903,064	1,858,091
Depreciation and amortization	1,208,977	1,308,294
Acquisition costs	347,653	—

Total Expenses	6,213,945	5,780,745

Loss before equity in earnings and noncontrolling interests	(999,754)	(862,235)
Equity in earnings from real estate joint venture	28,151	19,738

Net Loss	(971,603)	(842,497)
Noncontrolling interests	265,748	295,313

Net Loss Attributable to Company	$(705,855)	$(547,184)

Net Loss per common share
Basic	$(0.14)	$(0.12)

Diluted	$(0.14)	$(0.12)

Weighted average number of common shares outstanding
Basic	5,211,687	4,579,941

Diluted	5,211,687	4,579,941

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the three months ended March 31, 2011

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit and Dividends	Noncontrolling Interests	Total Equity
	Common shares	Amount
BALANCE, December 31, 2010	5,069,487	$50,694	$44,405,174	$(20,548,299)	$8,770,883	$32,678,452
Issuance of common shares	382,344	3,823	3,815,585	—	—	3,819,408
Shares Redeemed	(39,896)	(399)	(369,684)	—	—	(370,083)
Selling commissions and dealer manager fees	—	—	(378,744)	—	—	(378,744)
Offering costs	—	—	(126,306)	—	—	(126,306)
Contributions	—	—	—	—	850,000	850,000
Distributions	—	—	—	—	(223,631)	(223,631)
Distributions declared ($0.60)	—	—	—	(787,915)	—	(787,915)
Share-based compensation expense	—	—	19,726	—	—	19,726
Shares issued pursuant to Distribution Reinvestment Plan	39,056	391	370,672	—	—	371,063
Net Loss	—	—	—	(705,855)	(265,748)	(971,603)

BALANCE, March 31, 2011	5,450,991	$54,509	$47,736,423	$(22,042,069)	$9,131,504	$34,880,367

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(971,603)	$(842,497)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in earnings from real estate joint venture	(28,151)	(19,738)
Distributions from real estate joint venture	15,800	19,738
Depreciation and amortization expense	1,208,977	1,308,294
Amortization of deferred loan costs	84,854	61,250
Amortization of deferred compensation	19,726	—
Changes in operating assets and liabilities:
Increase in restricted cash	(510,780)	(116,385)
(Increase) decrease in prepaid insurance and other assets	(78,093)	80,895
(Decrease) increase in due to affiliates	(528,500)	5,752
Increase in accrued expenses and other liabilities	100,850	335,282

Net cash (used in) provided by operating activities	(686,920)	832,591

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for real estate and improvements	(5,364,530)	(488,505)
Decrease in restricted cash	20,428	212,692
Distributions from real estate joint venture in excess of equity in earnings	—	17,262

Net cash used in investing activities	(5,344,102)	(258,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	3,675,810	255,055
Payments on mortgages payable	(20,629)	(19,560)
Deferred loan costs	(50,571)	—
(Increase) decrease in restricted cash	(602,491)	171,090
Proceeds from issuance of common shares	3,819,408	1,697,607
Shares Redeemed	(370,083)	(355,618)
Increase (decrease) in unaccepted subscriptions for common stock	602,491	(171,090)
Selling commissions and dealer manager fees	(378,744)	(156,848)
Offering costs	(126,306)	(61,597)
(Decrease) increase in due from affiliates	35,447	4,814
Distributions paid	(382,056)	(313,575)
Contributions from noncontrolling interests	850,000	1,143
Distributions to noncontrolling interests	(223,631)	(75,602)

Net cash provided by financing activities	6,828,645	975,819

Net increase in cash and cash equivalents	797,623	1,549,859
Cash and cash equivalents – beginning of period	3,122,107	2,081,230

Cash and cash equivalents – end of period	$3,919,730	$3,631,089

Supplemental disclosure of non-cash investing and financing activities
Distributions payable	$538,389	$465,894
Common stockholder distributions reinvested in accordance with Distribution Reinvestment Plan	$371,063	$355,618
Expenditures for real estate and improvements accrued but unpaid	$—	$32,887
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,819,430	$1,768,760

See notes to condensed consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2011 and 2010 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. As of March 31, 2011, we owned interests in 12 joint ventures that own 13 income-producing properties.

	Location	Year Built	Number of Units/Rentable Square Feet
Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	266 Units

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Lofton Place Apartments	Tampa, Florida	1988	280 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Stone Ridge Apartments	Columbia, South Carolina	1975	191 Units

Industrial

801 Fiber Optic Drive	North Little Rock, Arkansas	2001	56,336 Sq. Ft.

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

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

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Offering terminated on July 28, 2008, in connection with the commencement of Paladin REIT’s follow-on offering (the “Follow-On Offering” and collectively with the Initial Offering, the “Offerings”) on July 28, 2008. As of March 31, 2011, Paladin REIT had received proceeds of $59,603,877 for 5,998,107 shares in the Offerings.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of March 31, 2011 and December 31, 2010, Paladin Advisors held a 0.3% and 0.4% limited partnership interest, respectively, and Paladin REIT held a 99.7% and 99.6% general partnership interest in Paladin OP, respectively.

2. Summary of Significant Accounting Policies

Principles of Reporting

The condensed consolidated financial statements include the accounts of Paladin REIT and its wholly owned and controlled entities (collectively, the “Company”). The Company consolidates any variable interest entities (“VIEs”) of which it has control (a) through voting rights or similar rights or (b) by means other than voting rights if the Company is the primary beneficiary, as defined below. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

The Company implemented new guidance effective January 1, 2010 regarding VIEs. In accordance with the guidance, the Company re-evaluated all of its equity and loan investments to determine if they are VIEs. For each of these investments, the Company has evaluated (1) the sufficiency of the entity’s equity investments at risk to permit the entity to finance its activities without additional subordinated financial support; (2) whether as a group the holders of the equity investments at risk have (a) the power through voting rights or similar rights to direct the entity’s activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity (without having their obligations protected directly or indirectly) and (c) the right to receive the expected residual return of the entity (not subject to a cap on the return); (3) whether the voting rights of the holders of the equity investments at risk are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and (4) whether substantially all of the entity’s activities involve or are conducted on behalf of an investor that has disproportionately few voting rights.

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

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP. Revenues are recognized as earned, and expenses are recognized as incurred.

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

Presentation

As of March 31, 2011 and December 31, 2010, the Company’s noncontrolling interests represent noncontrolling ownership interests in joint ventures controlled by the Company through ownership or contractual arrangements. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity.

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

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review the Company’s investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. If the sum of the expected future cash flows (undiscounted and without interest) is less than the Company’s carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value. There were no impairment charges taken for the three months ended March 31, 2011 and 2010.

Acquisition of Real Estate

The fair value of real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. Acquisition costs are expensed as incurred and are included in property operating expense in the accompanying condensed consolidated statement of operations. Noncontrolling interests acquired are also recorded at estimated fair market value.

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

Restricted Cash

Restricted cash included $724,414 and $121,923 as of March 31, 2011 and December 31, 2010 respectively, for subscription proceeds held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and Paladin REIT receives the subscription proceeds. At March 31, 2011 and December 31, 2010, restricted cash also included $1,883,146 and $1,392,794, respectively, held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders.

Derivative Financial Instruments

From time to time we enter into derivative contracts to mitigate the interest rate risk associated with the financing of certain of our real estate investments. Derivatives are measured at fair value and are recognized as either assets or liabilities in our accompanying condensed consolidated balance sheets. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting, and accordingly, changes in fair value are included as a component of other income in our accompanying condensed consolidated statements of operations.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the three months ended March 31, 2011 and 2010 in the accompanying condensed consolidated financial statements.

The Company uses a more-likely-than-not threshold for recognition and decrecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years since January 1, 2008 and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three months ended March 31, 2011 and 2010.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3.0% limitation of the gross proceeds from the Offerings pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in Note 5.

Expense Reimbursement

Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates, including reimbursement of personnel costs and overhead for which they do not otherwise receive a fee. Additionally, Paladin Advisors must pay the Company quarterly for any amounts of operating expenses paid by the Company that in the 12 months then ended (the “Expense Period”) exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income of the Company (the “2%/25% Rule”), unless a majority of independent directors approves reimbursement of any excess. The Company will not reimburse Paladin Advisors for operating expenses incurred on the Company’s behalf that in any fiscal year exceed the 2%/25% Rule, unless a majority of the independent directors approve reimbursement of any excess. The amounts of any approved excess becomes payable by the Company at such time when the excess amounts and amounts of future operating expenses are within the 2%/25% Rule. General and administrative expenses in excess of the 2%/25% that are approved for payment are reflected as expense in the accompanying condensed consolidated statements of operations when they become payable under the 2%/25% Rule.

The average invested assets of the Company for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended December 31, 2010, the average book value of the Company’s assets before reserves for depreciation or bad debts or other similar non-cash reserves is approximately $170,400,000. The net income of the Company for any period is equal to the Company’s total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under GAAP (including the asset management fee), but excluding organization and offering expenses, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

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

Per Share Data

The Company presents both basic and diluted loss per share (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. Excluded from the dilutive EPS calculation is the directors’ unvested shares of restricted stock totaling 6,000 for the three months ended March 31, 2011, because their effect would be anti-dilutive. There were no unvested shares of restricted stock as of March 31, 2010.

Unaccepted Subscriptions for Common Stock

Unaccepted subscriptions for shares of our common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of March 31, 2011 and December 31, 2010.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, investments in real estate joint ventures, other assets, distributions payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of March 31, 2011, the mortgage loans payable had an estimated fair value of approximately $131.4 million compared to the carrying value of $124.8 million. As of December 31, 2010, the mortgage loans payable had an estimated fair value of approximately $127.8 million compared to the carrying value of $121.1 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of March 31, 2011 and December 31, 2010.

Share-based Compensation

Under the terms of the Independent Director Incentive Stock Plan, on June 18, 2010, the Company granted 4,000 shares of restricted common stock at fair value of $10 per share to each of our independent directors upon their reelection to the board of directors pursuant to the 2005 Independent Director Incentive Stock Plan. Two thousand of the shares granted to each independent director then serving vested immediately, and 2,000 of the shares will vest on the first anniversary of the date of grant, provided the independent director continues to provide services to us on such vesting date. There are 60,000 shares in total authorized under the Independent Director Incentive Stock Plan, which expires on February 28, 2015. In total, 28,000 shares have been granted to the independent directors.

The Company records compensation expense for the restricted common stock. Compensation expense for common stock unvested at March 21, 2006 was based on the grant date fair value of the common stock and was recognized using the straight-line attribution method, assuming no forfeitures. For the three months ended March 31, 2011 and March 31, 2010, the Company recorded $19,726 and $0, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no unamortized compensation costs on non-vested shares at March 31, 2011 and December 31, 2010.

As of March 31, 2011 6,000 shares of restricted stock were unvested. Effective January 3, 2011, Mr. Harvey Lenkin resigned from the Company’s board of directors and forfeited 2,000 shares of restricted stock.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 has no impact on the Company’s condensed consolidated financial statements.

3. Investments

Investments in Real Estate

As of March 31, 2011, Paladin REIT held the following investments in real estate:

	Paladin OP Ownership %	Property	Year Built	Number of Units/Rentable Square Feet
Multifamily Communities

Springhurst Housing Partners, LLC	70.0%	Champion Farms Apartments	2000	264 Units

Glenwood Housing Partners I, LLC	83.0%	Fieldstone Apartments	2001	266 Units

KC Pinehurst Associates, LLC	97.5%	Pinehurst Apartment Homes	1986 and 1988; renovated in 2006	146 Units

KC Pheasant Associates, LLC	97.5%	Pheasant Run Apartments	1985; renovated in 2003 and 2004	160 Units

KC Retreat Associates, LLC	97.5%	The Retreat Apartments	1984; renovated in 2004 and 2005	342 Units

Park Hill Partners I, LLC	49.0%	Hilltop Apartments	1986	124 Units

FPA/PRIP Conifer, LLC	42.5%	Conifer Crossing	1981	420 Units

Evergreen at Lofton Place, LLC	60.0%	Lofton Place Apartments	1988	280 Units

Morgan Beechwood, LLC	82.3%	Beechwood Garden Apartments	1967; renovated in 2003 and 2004	160 Units

DT Stone Ridge, LLC	50.0%	Stone Ridge Apartments	1975	191 Units

Office

FPA/PRIP Governor Park, LLC	47.7%	Two and Five Governor Park	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

Fieldstone Apartments

On February 20, 2011, a fire ignited at Fieldstone Apartments causing significant damage to 22 units, or approximately 8% of available rentable space, and accordingly, the Company wrote-off approximately $1,470,000 of building and improvements and recognized a corresponding insurance receivable of $1,470,000, which is included in other assets in the accompanying condensed consolidated balance sheet. The casualty loss of $1,470,000 and corresponding insurance recovery are recorded net in other income in the accompanying condensed consolidated statements of operations. The Company’s loss related to the fire is expected to be limited to the $10,000 deductible under its property insurance policy.

Stone Ridge Apartments

On March 30, 2011, PRIP Stone Ridge, LLC, or PRIP Stone Ridge, a subsidiary of Paladin REIT, along with The DT Group, entered into a joint venture, DT Stone Ridge, LLC, or DT Stone Ridge, to recapitalize Stone Ridge Apartments, located in Columbia, South Carolina. DT Stone Ridge is the successor and owner of Stone Ridge Apartments through the conversion of DT Columbia SC, L.P., a former subsidiary of The DT Group and previous owner of Stone Ridge Apartments, to DT Stone Ridge. Through PRIP Stone Ridge, Paladin REIT holds a 50.0% membership interest in DT Stone Ridge, and The DT Group, through its subsidiary, DT Columbia SC Management, LLC or the DT member, owns the remaining 50.0% membership interest in DT Stone Ridge. Paladin REIT anticipates that the recapitalization of Stone Ridge Apartments will relieve the debt service burden and provide needed capital for capital improvements, which will enhance management’s ability to increase cash flow and returns.

The recapitalization of Stone Ridge consists of $2,700,000 of equity and $3,500,000 of new debt. Paladin REIT initiated the recapitalization of Stone Ridge Apartments on March 30, 2011 by investing $1,350,000 to acquire its 50.0% membership interest in DT Stone Ridge and providing, through PRIP Stone Ridge, $250,000 to the DT member under a potential $500,000 short-term loan. As of March 30, 2011, the DT member had invested $850,000 in cash and borrowed $250,000 from PRIP Stone Ridge to acquire the remaining 50.0% membership interest. The DT member must contribute $500,000 by May 31, 2011 to (i) repay the loan to PRIP Stone Ridge and (ii) fulfill its commitment to fund a total of $1,350,000 to DT Stone Ridge. If the DT member fails to meet its funding commitment, the membership interests in DT Stone Ridge will be adjusted to reflect the actual amounts funded by each member. If the DT member does not make any additional capital contributions, PRIP Stone Ridge could own up to 68.5% based on $1,850,000 of capital contribution. To complete the recapitalization, Paladin Advisors assisted DT Stone Ridge in obtaining a 12-month non-recourse bridge loan, or bridge loan, from C-III Commercial Mortgage LLC, in the amount of $3,500,000 as evidenced by a commercial note dated March 30, 2011.

The bridge loan bears interest at a variable rate of 550 basis points over 30-day LIBOR; however, DT Stone Ridge purchased an interest rate cap that effectively fixed the interest rate at 6.5%. The bridge loan pays interest only and is generally prepayable at any time prior to its maturity, provided that any such prepayment occurs on the ninth day of the calendar month. The loan is prepayable without an exit fee for the first six months. If the loan is repaid in the next three months, DT Stone Ridge will be required to pay an exit fee equal to 0.5% of the loan amount. If the loan is repaid anytime thereafter, the exit fee will be 1.0% of the loan amount. The bridge loan is secured by the property. Paladin REIT has agreed to guarantee certain exceptions provided in the terms of the non-recourse bridge loan, but only upon the occurrence of certain limited events. All of the $3,500,000 in loan proceeds were funded at closing. DT Stone Ridge intends to refinance the bridge loan within 12 months and expects to obtain a permanent, fixed-rate loan from Fannie Mae of Freddie Mac.

Paladin REIT’s investment in DT Stone Ridge was funded with proceeds from the Follow-On Offering. In connection with its investment, Paladin REIT paid an acquisition fee to Paladin Advisors of $46,500 pursuant to the terms of the advisory agreement. Paladin REIT will also pay Paladin Advisors an annual asset management fee of $9,300 pursuant to the terms of the advisory agreement, which is less than the maximum fee allowed. In the event that Paladin REIT’s capital contribution increases as described above, Paladin REIT will pay an additional acquisition fee to Paladin Advisors of up to $17,222 and an additional annual asset management fee of up to $3,444.

The operating agreement provides for distributions of sale or refinancing proceeds, if any, as follows. First, residual proceeds will be distributed to Paladin REIT as a return of equity. Second, after Paladin REIT’s invested capital has been returned, proceeds will be distributed to Paladin REIT until it achieves a 15% internal rate of return, or IRR. Third, proceeds will be distributed to Paladin REIT to satisfy the yield maintenance amount, which is a fixed dollar sum equal to the total amount Paladin REIT would have received if its investment remained outstanding for five years. The initial yield maintenance amount would be equal to $1,012,500 and will be reduced by actual distributions of operating cash flow to Paladin REIT. Finally, after the yield maintenance amount is reduced to zero, 100% of all remaining proceeds will be distributed to the DT member. Until the member-loan is repaid, all distributions to the DT Member shall be distributed to PRIP Stone Ridge with the funds used to first repay the interest and then to reduce the principal on the loan. At any time after Paladin REIT has received the sum of the amounts due to it under the terms of the operating agreement as described above, either PRIP Stone Ridge or the DT Member may exercise a put-call mechanism which will enable and require DT Stone Ridge to purchase the interest of PRIP Stone Ridge for $1,000.

The Company consolidates DT Stone Ridge, LLC, Evergreen at Lofton, LLC, Morgan Beechwood, LLC, FPA/PRIP Governor Park, LLC, FPA/PRIP Conifer, LLC, Park Hill Partners I, LLC, KC Retreat Associates, LLC, KC Pinehurst Associates, LLC, KC Pheasant Associates, LC, Springhurst Housing Partners, LLC and Glenwood Housing Partners I, LLC.

Investment in Unconsolidated Joint Venture

As of March 31, 2011, Paladin OP had a 79% economic interest in PRIP 801, LLC, a joint venture between Paladin OP and 801 FO, LLC, which owns 801 Fiber Optic Drive. 801 Fiber Optic Drive consists of approximately 10.95 acres of real property and a 56,336 square foot building that was completed in 2001, which is 100% leased to FedEx Ground Package System, Inc. (“FedEx Ground”), pursuant to a ten-year net lease that commenced on August 1, 2001 and was originally scheduled to expire on July 31, 2011. FedEx Ground is a subsidiary of FedEx Corporation, a provider of transportation, e-commerce and supply management services. In accordance with the original lease, FedEx Ground also has the option to extend the lease for two additional five-year periods. The first option is through July 31, 2016 at $405,792 per annum. The second option is through July 31, 2021 at $446,376 per annum. On January 28, 2010, PRIP 801, LLC and FedEx Ground amended the lease so that it now expires on July 31, 2016, and effective August 1, 2011 rent will be $371,976 per annum. The current rent is $338,160 per annum.

Paladin OP accounts for its investment in PRIP 801, LLC under the equity method of accounting since control is shared with the joint venture partner.

Condensed financial information of PRIP 801, LLC, is summarized as follows:

Condensed Balance Sheets

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS

Investment in real estate, net	$3,678,768	$3,692,244
Other Assets, net	91,272	119,479

Total Assets	$3,770,040	$3,811,723

LIABILITIES AND MEMBERS’ EQUITY

Mortgage loan payable	$1,299,118	$1,357,287
Other Liabilities	28,180	28,180
Members’ Equity	2,442,742	2,426,256

Total Liabilities and Members’ Equity	$3,770,040	$3,811,723

Company’s share of Members’ Equity*	$1,951,539	$1,938,516

Condensed Statements of Operations

For the three months ended March 31, 2011 and 2010

(unaudited)

	March 31, 2011	March 31, 2010
Revenues and interest income	$84,722	$84,726
Expenses	(48,237)	(57,145)

Net income	$36,485	$27,581

Company’s share of net income*	$28,823	$20,410

*	The difference in the Company’s percentage of members’ equity and the Company’s percentage of net income reflected above compared to the Company’s balance sheets and statements of operations is attributable to the amortization expense of acquisition costs incurred by the Company.

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

On April 28, 2011, PRIP 801, LLC sold 801 Fiber Optic Drive for $4,175,000 to an unrelated third party. Paladin REIT recognized gain on the disposition of approximately $200,000. See Note 6, “Subsequent Events.”

4. Mortgages Payable

Mortgages Payable

Mortgage loans payable consist of the following:

	March 31, 2011	December 31, 2010
Mortgage loan payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by Champion Farms Apartments property (1)	$16,350,000	$16,350,000

Mortgage loan payable—interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,500,000	16,500,000

Mortgage loan payable—principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,542,649	4,563,278

Mortgage loan payable—interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000

Mortgage loan payable—interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	13,600,000

Mortgage loan payable—interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	4,250,000

Mortgage loan payable—interest only at 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,700,000	28,700,000

Mortgage loan payable—interest only at 7.00% payable monthly until the loan matures on December 19, 2011, secured by the Two and Five Governor Park properties (7)	10,435,987	10,260,177

Mortgage loan payable-interest only at 5.66% payable monthly until November 1, 2011, after which principal and interest are due until the loan matures on October 1, 2019, secured by the Lofton Place Apartments property (8)	12,000,000	12,000,000

Mortgage loan payable—interest only at 5.49% payable monthly until February 1, 2012, after which principal and interest are due until the loan matures on January 1, 2020, secured by the Beechwood Gardens Apartments property (9)	8,661,000	8,661,000

Mortgage loan payable—interest only at 6.5% payable monthly until the loan matures on April 9, 2012, secured by the Stone Ridge Apartments property (10)	3,500,000	—

Total mortgage loans payable	$124,789,636	$121,134,455

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.

(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition, the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
(3)	The loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable.
(4)	The loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	The loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(6)	The loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.
(7)	The loan has two, one-year extensions which may be exercised if, among other things, the properties have (a) a debt service coverage ratio of 1.2 or better, and (b) a loan to value ratio of no more than 70.0% based on an appraisal. Each extension is subject to an extension fee equal to 1.5% of the outstanding principal balance. On December 17, 2010 the loan was extended for one year until December 19, 2011. Although the properties met the debt service coverage requirement, they did not meet the loan to value ratio test. During December 2010, the Company’s joint venture partner contributed $775,000 to FPA/PRIP Governor Park, LLC to pay the extension fee of $162,753, other costs and to pay down the loan by $590,000 in order to satisfy the loan to value requirement. The loan is prepayable at any time prior to its maturity, subject to an exit fee equal to 1.0% of the principal being repaid. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.
(8)	The loan will mature on October 1, 2019. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond our control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the Note is assigned to a REMIC trust on or after October 1, 2010. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the Note to a REMIC trust by October 1, 2010; however, if the Note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Charles M. Thompson, but only upon the occurrence of certain limited events.

(9)	The loan will mature on January 1, 2020. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond the Company’s control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the note is assigned to a REMIC trust on or after January 1, 2011. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the note to a REMIC trust by January 1, 2011; however, if the note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed, jointly and severally, by Herbert Morgan, Robert C. Morgan and Robert J. Moser, but only upon the occurrence of certain limited events.
(10)	The loan will mature on April 9, 2012. The loan has an interest rate cap of 6.5% and pays interest-only for its term. The loan may be prepaid during the loan term, subject to certain conditions, fees and limitations. The borrower may prepay the loan, in total but not in part with not more than sixty (60) days or less than thirty (30) days notice to the lender. The loan has a 1% exit fee with discounts available if the loan is refinanced with lender (or an affiliate) during the first nine months of the term. If the loan is refinanced with lender (or an affiliate) within the first six (6) months, the exit fee will be waived; if the loan is refinanced after six (6) months but before nine (9) months, the exit fee will be one-half of one percent (0.5%). The loan is secured by a mortgage on the property pursuant to a Mortgage and Security Agreement, Cash Management Agreement and Assignment of Leases and Rents. In addition, the loan is guaranteed, jointly and severally, by Paladin Realty Income Properties, LP., James Markel, Daniel Markel and Thomas Gallop, but only upon the occurrence of certain limited events.

The loan agreements contain various covenants, which among other things, limit the ability of the borrower to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interest in the property among others. The loan agreements also contain certain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable. As of March 31, 2011, the Company is in compliance with its debt covenants.

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

For the three months ended March 31, 2011, Paladin REIT incurred $378,744 in selling commissions and dealer manager fees to Paladin Securities.

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offerings as well as reimbursement for organization and offering costs, and certain other costs, incurred by Paladin Advisors on behalf of the Company.

Amounts due (to) from Affiliates

	March 31, 2011	December 31, 2010
General and administrative expenses due to affiliates (1)	$(368,739)	$(897,239)
Organization and offering costs due from affiliates (2)	387,534	422,981

Total due from (to) affiliates	$18,795	$(474,258)

Unrecognized organization and offering costs (3)	$8,211,337	$8,246,784

(1)	Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the three months ended March 31, 2011, the Company incurred $332,837 of general and administrative expenses, including $15,115 paid on our behalf by Paladin Advisors, in accordance with the 2%/25% Rule. Pursuant to the Advisory Agreement, the Company paid $95,220 in asset management fees due to Paladin Advisors for the Company’s 13 properties during the three months ended March 31, 2011. For each of these 13 properties, from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. Due to affiliate in the accompanying condensed consolidated balance sheet includes $368,739 of unreimbursed general and administrative expenses, which are within the 2%/25% Rule. During the three months ended March 31, 2011, in accordance with the Advisory Agreement, the Company reimbursed Paladin Advisors $575,000 of previously accrued general and administrative expenses, paid on January 4, 2011. As of March 31, 2011, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule
(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. Organization and offering costs due from affiliates of $387,534 represents such costs in excess of the 3% limitation and are due within 60 days after the end of the Follow-On Offering. For the three months ended March 31, 2011, the Company recognized $126,306 of offering costs as a charge to stockholders equity; comprised of $90,859 of costs for common shares issued during the period and $35,447 of costs associated with previous periods, due to the application of the 3% limitation.
(3)	Not reflected in the condensed consolidated financial statements at March 31, 2011 and December 31, 2010 as these amounts have exceeded the 3.0% limitation as described above in Note 2 and only become payable to Paladin Advisors or its affiliates in future periods as we receive additional proceeds from our offerings which do not exceed such 3% limitation.

6. Subsequent Events

On April 28, 2011, PRIP 801, LLC sold 801 Fiber Optic Drive for $4,175,000 to an un-related third party. The sales price exceeded the minimum selling price approved by Paladin REIT’s board of directors on February 18, 2011. The sale price was $75,000 greater than the price paid to acquire the property in November 2005. Paladin REIT recognized gain on the disposition of approximately $200,000. Since the purchase of the property five and a half years ago, Paladin REIT has received $777,117 in operating distributions. The sales price equated to $74 per square foot and an 8.1% cap rate on trailing twelve month net operating income. Proceeds from the sale were used first used to repay debt and the closing costs of the transaction. The remaining net proceeds were distributed 79%, or $2,192,250, to Paladin REIT and 21% to our joint venture partner. At this time, Paladin REIT intends to redeploy the net proceeds in to additional real estate and real estate related investments consistent with our investment strategy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand our operations and our present business environment. The MD&A is provided as a supplement to—and should be read in conjunction with—our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item I of this report and the condensed consolidated financial statements and the accompanying notes thereto contained in Part II, Item 8, and the information under “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. As used herein, the terms “we,” “our” and “us” refer to Paladin Realty Income Properties, Inc., a Maryland corporation, and its consolidated subsidiaries. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

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

As of March 31, 2011, we owned interests in 13 income-producing properties through 12 joint venture investments:

Portfolio Summary

	Location	Year Built	Number of Units/Rentable Square Feet
Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	266 Units

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Lofton Place Apartments	Tampa, Florida	1988	280 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Stone Ridge Apartments	Columbia, South Carolina	1975	191 units

Industrial

801 Fiber Optic Drive	North Little Rock, Arkansas	2001	56,336 Sq. Ft.

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

On April 28, 2011, PRIP 801, LLC sold 801 Fiber Optic Drive for $4,175,000 to an un-related third party. The sales price exceeded the minimum selling price approved by our board of directors on February 18, 2011. The sale price was $75,000 greater than the price paid to acquire the property in November 2005. We recognized gain on the disposition of approximately $200,000. Since the purchase of the property five and one half years ago, we have received $777,117 in operating distributions. The sales price equated to $74 per square foot and an 8.1% cap rate on trailing twelve month net operating income. Proceeds from the sale were used first used to repay debt and the closing costs of the transaction. The remaining net proceeds were distributed 79%, $2,192,250, to us and 21% to our joint venture partner. At this time, we intend to redeploy the net proceeds in to additional real estate and real estate related investments consistent with our investment strategy.

On March 30, 2011, our subsidiary, PRIP Stone Ridge, LLC, along with The DT Group, entered into a joint venture, DT Stone Ridge, LLC, which we refer to as DT Stone Ridge, to recapitalize Stone Ridge Apartments, located in Columbia, South Carolina. DT Stone Ridge is the successor and owner of Stone Ridge Apartments through the conversion of DT Columbia SC, L.P., a former subsidiary of The DT Group and previous owner of Stone Ridge Apartments, to DT Stone Ridge. Through PRIP Stone Ridge, LLC, we hold a 50.0% membership interest in DT Stone Ridge, and The DT Group, through its subsidiary, DT Columbia SC Management, LLC or the DT member, owns the remaining 50.0% membership interest in DT Stone Ridge.

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

Critical Accounting Policies

A comprehensive enumeration of our significant accounting policies is presented in our consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Rental income for the quarter ended March 31, 2011 was $4,764,302, compared to $4,484,800 for the quarter ended March 31, 2010. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our current investments in real properties and future real property investments and real estate related investments.

Other income for the quarter ended March 31, 2011 was $446,012, compared to $431,197 for the quarter ended March 31, 2010. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred.

Property operating expenses for the quarter ended March 31, 2011 were $2,002,597 compared to $1,912,405 for the quarter ended March 31, 2010. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our current investments in real properties and future real property investments and real estate related investments.

Real estate taxes were $418,817 for the quarter ended March 31, 2011, compared to $418,766 for the quarter ended March 31, 2010.

General and administrative expenses were $332,837 for the quarter ended March 31, 2011 compared to $283,189 for the quarter ended March 31, 2010. The increase in general and administrative expenses relates to the accrual of accounting related expenses and accrual of director fees.

Interest expense, including amortization of deferred financing costs, was $1,903,064 for the quarter ended March 31, 2011 compared to $1,858,091 for the quarter ended March 31, 2010. The increase in interest expense was primarily related to an increase in mortgage notes payable related primarily to increase tenant improvements at the Governor Park office property.

Depreciation and amortization expense was $1,208,977 for the quarter ended March 31, 2011, and $1,308,294 for the quarter ended March 31, 2010. The decrease relates primarily to the fact that the amortization of in-place leases for our acquisitions made in 2009 were fully amortized at December 31, 2010

Loss allocated to noncontrolling interests was $265,748 for the quarter ended March 31, 2011, compared to $295,313 for the quarter ended March 31, 2010. The change was due mainly to the allocation of income or losses of each project.

Net loss attributable to the Company was $705,855 for the quarter ended March 31, 2011, compared to net loss attributable to the Company of $547,184 for the quarter ended March 31, 2010, primarily due to the net impact of the items discussed above.

Inflation

Because of our brief operating history, we have not noticed a significant impact from inflation on our revenues, net sales or net income from continuing operations.

Related Party Transactions and Agreements

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the Dealer Manager Agreement for the Initial Offering, we paid Paladin Securities selling commissions of 7.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and 4.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to our dividend reinvestment plan. We also paid Paladin Securities a dealer manager fee during our Initial Offering of up to 2.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Pursuant to the terms of the Dealer Manager Agreement for the Follow-On Offering, we pay Paladin Securities selling commissions of 6.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we do not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay Paladin Securities a dealer manager fee during our Follow-On Offering of up to 3.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Paladin Securities may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the three months ended March 31, 2011, we incurred 378,744 in selling commissions and dealer manager fees to Paladin Securities.

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

We recognized organization and offering costs of $126,306 as of March 31, 2011. Such costs only become our liability when they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recognized by us, organization costs are charged to stockholders’ equity. The organization and offering costs of $126,306 recognized during the three months ended March 31, 2011 are comprised of $90,859 of costs for common shares issued during the period and $35,447 of costs associated with previous periods, due to the application of the 3% limitation.

As of March 31, 2011, we have recognized a cumulative total of $1,734,414 of organization and offering costs. Subject to the 3.0% limitation, the remaining $8,211,337 in organization and offering costs, as of March 31, 2011 will be recognized in future periods as we receive additional proceeds of our offering.

Expense Reimbursement. Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must pay us quarterly any amounts by which our operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”), unless a majority of independent directors approves reimbursement of any excess. We will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. Our average invested assets for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the quarter ended March 31, 2011, the average book value of our invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $170,400,000. Our net income for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under GAAP including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, we recognize an expense for operating expenses paid on our behalf by Paladin Advisors that do not cause an excess to the 2%/25% Rule. Additionally, Paladin Advisors must pay any expenses in excess of the 2%/25% Rule to us within 60 days after the end of each fiscal quarter for the 12 months then ended, unless a majority of the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by us at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of March 31, 2011 there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended March 31, 2011, our general and administrative expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended March 31, 2011, $19,545 was paid by Paladin Advisors.

For the three months ended March 31, 2010, we incurred $332,837 of general and administrative expenses, including $15,115 paid on our behalf by Paladin Advisors in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule.

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

During the three months ended March 31, 2011, we recorded $46,500 as due to Paladin Advisors for the acquisition of Stone Ridge Apartments.

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

During the three months ended March 31, 2011, we paid Paladin Advisors $95,220 for asset management fees earned for the three months ended March 31, 2011.

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

Liquidity and Capital Resources

During the three months ended March 31, 2011, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $3,440,664 from the sale of $382,344 common shares in our Follow-On Offering; and

•	net operating income of $2,787,302 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our condensed consolidated statement of operations entitled “Net Loss Attributable to Company” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss attributable to the Company for the three months ended March 31, 2011:

Net Operating Income	$2,787,302
Equity in earnings from real estate joint venture	28,151
Interest income	3,877
Depreciation and amortization expense	(1,208,977)
Interest expense, including amortization of deferred loan costs	(1,903,064)
General and administrative expenses	(2,332,837)
Noncontrolling interests	265,748
Acquisition costs	(347,653)

Net loss attributable to Company	$(707,453)

We are dependent upon the net proceeds to be received from our Follow-On Offering to conduct our proposed activities. The capital required to make additional real property investments and real estate related investments will be obtained from the Follow-On Offering and from any indebtedness that we may incur in connection with the acquisition of any real properties and real estate related investments thereafter. We anticipate our sources of funds will continue to consist of the net proceeds from the Follow-On Offering and indebtedness. We believe that cash resources will be sufficient to satisfy our cash requirements for the foreseeable future.

Net cash used in operating activities for the three months ended March 31, 2011 was $686,920 compared to net cash provided by operating activities of $832,591 for the three months ended March 31, 2010. The difference from period to period relates primarily to the large change in restricted cash related to unaccepted subscriptions and the payment of $575,000 due to affiliates during the three months ended March 31, 2011.

Net cash used in investing activities for the three months ended March 31, 2011 was $5,344,102, which included $5,364,530 relating to acquisition of and expenditures for real estate and improvements partially offset by a decrease in restricted cash of $20,428. Net cash used in investing activities for the three months ended March 31, 2010 was $258,551, which included $488,505 relating to expenditures for real estate and improvements partially offset by a decrease in restricted cash of $212,692 and distributions from real estate joint venture in excess of equity in earnings of $17,262.

Net cash provided by financing activities was $6,828,645 for the three months ended March 31, 2011 primarily related to $3,675,810 of borrowings from mortgage lenders, $3,819,408 in proceeds from the issuance of shares of common stock in our Follow-On Offering, $35,447 increase in due to affiliates and $850,000 of contributions from noncontrolling interests partially offset primarily by $20,629 of payments on mortgage payable, $378,744 of selling commissions and dealer manager fees, $126,306 of offering costs, $382,056 of distributions paid, $370,083 of shares redeemed and $223,631 of distributions to noncontrolling interests. Net cash provided by financing activities was $975,819 for the three months ended March 31, 2010 primarily related to $255,055 of borrowings from mortgage lenders, $1,697,607 in proceeds from the issuance of shares of common stock in our Follow-On Offering, $4,814 increase in due to affiliates and $1,143 of contributions from noncontrolling interests partially offset primarily by $19,560 of payments on mortgage payable, $156,848 of selling commissions and dealer manager fees, $61,597 of offering costs, $313,575 of distributions paid, $355,618 of shares redeemed and $75,602 of distributions to noncontrolling interests.

Mortgages Payable

We have mortgage loans in an aggregate amount of $124,789,636 outstanding, incurred in connection with our acquisitions. These mortgage notes payable are described in detail in Note 4 to our condensed consolidated financial statements included herein.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of March 31, 2011, our leverage did not exceed 300% of the value of our net assets.

Distributions

We paid $382,056 in distributions in the three months ended March 31, 2011. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

Month	Annualized Rate Declared (1)	Date Paid	Total Distribution
December 1, 2010 to December 31, 2010	6.0%	January 18, 2011	$129,476
January 1, 2011 to January 31, 2011	6.0%	February 15, 2011	$131,545
February 1, 2011 to February 28, 2011	6.0%	March 15, 2011	$121,035

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On February 24, 2011, our board of directors declared distributions for the month of March 2011 that totaled approximately $274,000 when paid on April 15, 2011. On March 29, 2011, our board of directors declared distributions for the month of April 2011 that will total approximately $270,000 when paid on May 16, 2011. On April 21, 2011, our board of directors declared distributions for the month of May 2011 that will total approximately $292,000 when paid on June 15, 2011.

Each of our 12 real estate investments owned as of March 31, 2011 is structured as a joint venture with an unaffiliated third-party. As required under GAAP, our financial statements present the operations of 801 Fiber Optic Drive on an unconsolidated basis, and the operations of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments, Beechwood Gardens Apartments and Stone Ridge Apartments on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the noncontrolling interests held by our joint venture partners. As structured as of March 31,2011, our investment in Champion Farms Apartments represented a 70% ownership interest, our investment in Fieldstone Apartments an 83% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest, our investment in Pheasant Run Apartment a 97.5% ownership interest, our investment in the Retreat Apartments a 97.5% ownership interest, our investment in Hilltop Apartments a 49% ownership interest, our investment in Conifer Crossing a 42.5% ownership interest, our investment in Two and Five Governor Park a 47.7% interest, our investment in Lofton Place Apartments a 60% ownership interest, our investment in Beechwood Gardens Apartments an 82.3% ownership interest and our investment in Stone Ridge Apartments a 50% ownership interest. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital. By the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for the Retreat Apartment and Hilltop Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 12.0% return on our invested capital. By the terms of the joint venture for Conifer Crossing, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least an 8.5% return on our invested capital. By the terms of the joint venture for Two and Five Governor Park, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for Lofton Place Apartments and Beechwood Gardens Apartments, we are entitled to 100% of available cash flow from the properties as a priority distribution until we receive at least a 10.0% return on our invested capital. By the terms of the joint venture for Stone Ridge Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a 15.0% return on our invested capital.

The following chart compares cash distributions received from the Company’s investments in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments, Beechwood Gardens Apartments and Stone Ridge Apartments during the year ended December 31, 2010, the three months ended March 31, 2011 and inception to date as of March 31, 2011 with distributions paid during the same period.

Summary of Cash Distributions from the Company’s Investments

	Summary of Cash Distributions from Investments			Summary of Distributions Paid to Stockholders
	Year ended December 31, 2010	Three months ended March 31, 2011	Inception to date as of March 31, 2011	Year ended December 31, 2010	Three months ended March 31, 2011	Inception to date as of March 31, 1011
801 Fiber Optic	$129,500	$15,800	$777,117

Champion Farms Apartments	395,204	98,801	1,877,193

Fieldstone Apartments	424,382	106,095	1,656,657

Pinehurst Apartment Homes	217,020	54,695	769,523

Pheasant Run Apartments	237,792	63,170	838,600

Retreat Apartments	256,500	64,125	878,991

Hilltop Apartments	94,500	23,625	330,925

Conifer Crossing	—	—	382,500

Two and Five Governor Park	225,000	56,250	505,625

Lofton Place Apartments	285,000	75,000	450,000

Beechwood Gardens Apartments	288,520	63,750	352,270

Stone Ridge Apartments(1)	—	—	—

Total	$2,553,418	$621,311	$8,819,401	$2,843,351	$753,119	$9,102,355

(1)	We acquired our interest in Stone Ridge Apartments on March 30, 2011.

Of the $753,119 distributions noted above for the three months ended March 31, 2011, $382,056 was paid in cash and $371,063 was paid through the distribution reinvestment plan in the form of additional shares issued.

As shown in the previous table, from inception through March 31, 2011, the cumulative distributions paid to stockholders of $9,102,355 exceeded distribution from our investments of $8,819,401 as well as net cash provided by (used in) operating activities of $1,458,114 and cumulative funds from operations, or FFO (as further defined and discussed below in “Our Performance—Funds from Operations), of $(1,465,841). In addition, for the year ended December 31, 2010, distributions paid to stockholders of $2,843,351 exceeded cash distributions from our investments of $2,553,418 as well as net cash provided by operating activities of $296,878 and FFO of $755,538. As a result, portions of the cumulative distributions paid as of March 31, 2011 have been paid with offering proceeds.

Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. The repayment of these deferred expenses has impacted, and may continue to impact our ability to pay distributions from cash flow from operations or at all. During 2010, in accordance with the Advisory Agreement, we reimbursed Paladin Advisors $1,725,000 of previously accrued general and administrative expenses, and in the first three months of 2011, we have reimbursed Paladin Advisor an additional $575,000 of previously accrued general and administrative expenses. These reimbursements have reduced our cash flow provided by operating activities and therefore our ability to fund distributions therefrom.

For the three months ended March 31, 2011, Paladin Advisors and its affiliates had incurred on our behalf $15,115 in general and administrative expenses and for which we reimbursed Paladin Advisors for such amount on March 25, 2011. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has deferred (without interest) repayment of these expenses. The payment of these obligations may impact our ability to pay future distributions. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to pay additional expense on our behalf in the future and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact our ability to pay distributions in future periods as well as potentially adversely impact the value of an investment in the Company.

We are reliant on Paladin Advisors to support our activities currently because of our small size. As we continue to grow by selling shares in our Follow-On Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors; however, as described above, we may not be able to continue to pay distributions at the rate we currently pay or at all.

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

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined, such that management, investors and analysts have considered FFO to be insufficient as a singular financial performance measure. Thus, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the Investment Program Association, or IPA. As defined by the IPA, MFFO excludes from FFO the following items:

(1)	acquisition fees and expenses;

(2)	straight-line rent amounts, both income and expense;

(3)	amortization of above or below market intangible lease assets and liabilities;

(4)	amortization of discounts and premiums on debt investments;

(5)	impairment charges;

(6)	gains or losses from the early extinguishment of debt;

(7)	gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

(8)	gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

(9)	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

(10)	gains or losses related to contingent purchase price adjustments; and

(11)	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We believe that MFFO, with these adjustments, is helpful in evaluating how our portfolio might perform after our acquisition stage and, as a result, may provide an indication of the sustainability of our distributions in the future. MFFO should not be considered as an alternative to net income (loss) or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions. MFFO should be reviewed in connection with other GAAP measurements. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

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

The following is the calculation of FFO and MFFO for each of the three months ended March 31, 2011 and 2010.

	For the three months ended
	March 31, 2011	March 31, 2010
Net loss attributable to Company	$(705,855)	$(547,184)
Add:
Depreciation and amortization—consolidated entities	1,208,977	1,308,294
Depreciation and amortization—unconsolidated entities	10,646	17,165
Less:
Depreciation and amortization of noncontrolling interests	(500,716)	(437,927)

FFO	$13,052	$340,348
Other Adjustments
Acquisitions costs attributable to Company	173,826	—

MFFO	186,878	340,348
FFO per share-basic	$0.00	$0.07
FFO per share-diluted	$0.00	$0.07
MFFO per share-basic	$0.04	$0.07
MFFO per share-diluted	$0.04	$0.07
Weighted average number of shares outstanding—basic	5,211,687	4,579,941
Weighted average number of shares outstanding—diluted	5,219,687	4,579,941

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes to our exposure to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES.

As of March 31, 2011, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of our Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering includes up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. As of March 31, 2011, we had sold 5,791,582 shares of common stock in the Offerings, raising gross proceeds of $57,545,895. From this amount, we have incurred $4,904,328 in selling commissions and dealer manager fees to our dealer managers and $9,945,751 in organization and offering costs (of which $1,734,415 has been recorded in our financial statements). As of March 31, 2011, we had net offering proceeds from the Offerings of $50,907,152. We used a combination of net offering proceeds and debt to purchase our interests in twelve properties, to pay $1,847,963 in acquisition or origination fees and $1,265,409 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through March 31, 2011, see our financial statements included in this report.

During the quarter ended March 31, 2011, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 to January 31, 2011	13,613	$9.30	13,613	(1)
February 1, 2011 to February 28, 2011	13,709	$9.30	13,709	(1)
March 1, 2011 to March 31, 2011	12,574	$9.30	12,574	(1)

Total	39,896		39,896

(1)	We adopted a share redemption program effective February 28, 2005, as amended effective as of August 28, 2008 and June 6, 2009. We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) we will limit the number of shares redeemed pursuant to our share redemption program during any calendar year to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2011		PALADIN REALTY INCOME PROPERTIES, INC.

	By:	/s/ WHITNEY A. GREAVES
Whitney A. Greaves
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ JOHN A. GERSON
John A. Gerson
Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.