Form 10-Q
period 2011-06-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2011-08-15
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, there were 6,386,667 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2011 and 2010	5

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statement of Equity (unaudited) for the three months ended June 30, 2011	6

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Reserved	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The information furnished in the condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity, and cash flows included in this Quarterly Report on Form 10-Q reflects all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The condensed consolidated financial statements herein should be read in conjunction with the notes to the condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and with the Annual Report on Form 10-K of Paladin Realty Income Properties, Inc. for the year ended December 31, 2010. Results of operations reported in this Quarterly Report on Form 10-Q for the six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
Real Estate:
Building and improvements	$124,053,253	$121,848,695
Land	34,770,148	33,010,100
Furniture, fixtures and equipment	5,623,081	5,319,274
In-place leases	114,735	1,809,508
Tenant Improvements	1,072,376	1,029,147

	165,633,593	163,016,724
Less: Accumulated depreciation and amortization	(14,616,084)	(14,006,760)

Total real estate, net	151,017,509	149,009,964
Investment in real estate joint venture	17,798	2,051,061
Cash and cash equivalents	10,055,788	3,122,107
Restricted cash	3,676,847	1,514,717
Prepaid insurance and other assets, net	3,641,729	2,020,026
Due from affiliates	141,146	—

TOTAL ASSETS	$168,550,817	$157,717,875

LIABILITIES AND EQUITY
Mortgages payable	$124,770,117	$121,134,455
Due to affiliates	—	474,258
Unaccepted subscriptions for common shares	1,715,019	121,923
Accrued expenses and other liabilities	3,431,959	2,805,194
Distributions payable	591,903	503,593

Total liabilities	130,508,998	125,039,423

Equity:
Company’s Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 5,979,943 shares and 5,069,487 shares issued and outstanding, respectively	59,799	50,694
Additional paid-in-capital	52,392,143	44,405,174
Accumulated deficit and distributions	(23,295,689)	(20,548,299)

Total Stockholders’ Equity	29,156,253	23,907,569

Noncontrolling interests	8,885,566	8,770,883

Total Equity	38,041,819	32,678,452

TOTAL LIABILITIES AND EQUITY	$168,550,817	$157,717,875

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Rental Income	$4,979,595	$4,515,823	$9,743,897	$9,000,623
Other Income	551,850	477,113	997,862	908,310
Interest Income	4,635	2,278	8,512	4,791

Total Revenues	5,536,080	4,995,214	10,750,271	9,913,724

Expenses
Property operating	2,136,351	2,013,241	4,138,948	3,925,646
Real property taxes	462,948	418,894	881,765	837,660
General and administrative	368,706	458,134	701,543	741,323
Interest expense, including amortization of deferred loan costs	1,965,434	1,916,466	3,868,498	3,774,557
Depreciation and amortization	1,262,235	1,340,337	2,471,212	2,648,631
Acquisition costs	17,224	—	364,877	—

Total Expenses	6,212,898	6,147,072	12,426,843	11,927,817

Loss before equity in earnings and noncontrolling interests	(676,818)	(1,151,858)	(1,676,572)	(2,014,093)
Equity in earnings and gain on sale from real estate joint venture	146,636	21,581	174,787	41,319

Net Loss	(530,182)	(1,130,277)	(1,501,785)	(1,972,774)
Noncontrolling interests	172,243	325,435	437,991	620,748

Net Loss Attributable to Company	$(357,939)	$(804,842)	$(1,063,794)	$(1,352,026)

Net Loss per common share
Basic	$(0.06)	$(0.17)	$(0.19)	$(0.29)

Diluted	$(0.06)	$(0.17)	$(0.19)	$(0.29)

Weighted average number of common shares outstanding
Basic	5,750,573	4,731,856	5,482,619	4,656,318

Diluted	5,750,573	4,731,856	5,482,619	4,656,318

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the six months ended June 30, 2011

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit and Dividends	Noncontrolling Interests	Total Equity
	Common shares	Amount
BALANCE, December 31, 2010	5,069,487	$50,694	$44,405,174	$(20,548,299)	$8,770,883	$32,678,452
Issuance of common shares	912,262	9,123	9,126,270	—	—	9,135,393
Shares Redeemed	(85,771)	(858)	(795,217)	—	—	(796,075)
Selling commissions and dealer manager fees	—	—	(859,271)	—	—	(859,271)
Offering costs	—	—	(298,498)	—	—	(298,498)
Contributions	—	—	—	—	850,000	850,000
Distributions	—	—	—	—	(297,326)	(297,326)
Distributions declared ($0.60)	—	—	—	(1,683,596)	—	(1,683,596)
Share-based compensation expense	—	—	16,821	—	—	16,821
Shares issued pursuant to Distribution Reinvestment Plan	83,965	840	796,864	—	—	797,704
Net Loss	—	—	—	(1,063,794)	(437,991)	(1,501,785)

BALANCE, June 30, 2011	5,979,943	$59,799	$52,392,143	$(23,295,689)	$8,885,566	$38,041,819

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,501,785)	$(1,972,774)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in earnings from real estate joint venture	(174,787)	(41,319)
Distributions from real estate joint venture	174,787	41,319
Depreciation and amortization expense	2,471,212	2,648,631
Amortization of deferred loan costs	177,505	130,790
Amortization of deferred compensation	16,821	82,023
Changes in operating assets and liabilities:
Increase in restricted cash	(596,294)	(104,601)
Increase in prepaid insurance and other assets	(298,779)	(299,213)
Decrease in due to affiliates	(547,086)	(568,655)
Increase in accrued expenses and other liabilities	626,765	333,335

Net cash provided by operating activities	348,359	249,536

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of / expenditures for real estate and improvements	(5,928,614)	(931,680)
Decrease in restricted cash	27,260	279,485
Distributions from real estate joint venture in excess of equity in earnings	2,033,263	54,881

Net cash used in investing activities	(3,868,091)	(597,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	3,675,810	299,718
Payments on mortgages payable	(40,148)	(37,970)
Deferred loan costs	(50,571)	—
(Increase) decrease in restricted cash	(1,593,096)	188,165
Proceeds from issuance of common shares	9,135,393	3,086,716
Shares Redeemed	(796,075)	(719,540)
Increase (decrease) in unaccepted subscriptions for common stock	1,593,096	(188,165)
Selling commissions and dealer manager fees	(859,271)	(288,417)
Offering costs	(298,498)	(111,326)
Decrease in due from affiliates	(68,318)	(127,845)
Distributions paid	(797,583)	(656,212)
Contributions from noncontrolling interests	850,000	56,453
Distributions to noncontrolling interests	(297,326)	(112,914)

Net cash provided by financing activities	10,453,413	1,388,663

Net increase in cash and cash equivalents	6,933,681	1,040,885
Cash and cash equivalents – beginning of period	3,122,107	2,081,230

Cash and cash equivalents – end of period	$10,055,788	$3,122,115

Supplemental disclosure of non-cash investing and financing activities
Distributions payable	$591,903	$486,343
Common stockholder distributions reinvested in accordance with Distribution Reinvestment Plan	$797,704	$720,890
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,712,383	$3,621,272

See notes to condensed consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2011 and 2010 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“the Company”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on multifamily investments that produce current income. As of June 30, 2011, the Company owned interests in 11 joint ventures that own 12 income-producing properties.

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

The Company’s investment policy includes a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. The Company may also make real estate related investments, which include loans on real property such as first mortgage loans and mezzanine loans. The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of the Company is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of the Company, pursuant to an amended and restated advisory agreement, dated July 28, 2010 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of the Company and selects the real property investments and real estate related investments it makes, subject to oversight by the board of directors of the Company. Paladin Advisors also provides marketing, sales, and client services on behalf of the Company.

On February 23, 2005, the Company’s initial public offering (the “Initial Offering”) was declared effective, and the Company commenced its offering efforts. The Initial Offering terminated on July 28, 2008 in connection with the commencement of the Company’s follow-on offering (the “Follow-On Offering” and collectively with the Initial Offering, the “Offerings”) on July 28, 2008. As of June 30, 2011, the Company had received proceeds of $63,288,521 for 6,368,409 shares in the Offerings.

The Company owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of June 30, 2011 and December 31, 2010, Paladin Advisors held a 0.3% and 0.4% limited partnership interest, respectively, and the Company held a 99.7% and 99.6% general partnership interest in Paladin OP, respectively.

2. Summary of Significant Accounting Policies

Principles of Reporting

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and controlled entities (collectively, the “Company”). The Company consolidates any variable interest entities (“VIEs”) of which it has control (a) through voting rights or similar rights or (b) by means other than voting rights if the Company is the primary beneficiary, as defined below. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

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

Presentation

As of June 30, 2011 and December 31, 2010, the Company’s noncontrolling interests represent noncontrolling ownership interests in joint ventures controlled by the Company through ownership or contractual arrangements. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity.

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

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review the Company’s investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. There were no impairment charges taken for the six months ended June 30, 2011 and 2010.

Acquisition of Real Estate

The fair value of real estate acquired is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. Acquisition costs are expensed as incurred and are included in property operating expense in the accompanying condensed consolidated statement of operations. Noncontrolling interests acquired are also recorded at estimated fair market value.

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and furniture, fixtures and equipment) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building and improvements based on management’s determination of relative fair values of these assets. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and management’s estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases. The value of in-place leases is based on the estimated loss of revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased.

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

Restricted Cash

Restricted cash included $1,715,019 and $121,923 as of June 30, 2011 and December 31, 2010 respectively, for subscription proceeds held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and the Company receives the subscription proceeds. At June 30, 2011 and December 31, 2010, restricted cash also included $1,961,828 and $1,392,794, respectively, held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders.

Derivative Financial Instruments

From time to time the Company enters into derivative contracts to mitigate the interest rate risk associated with the financing of certain of its real estate investments. Derivatives are measured at fair value and are recognized as either assets or liabilities in our accompanying condensed consolidated balance sheets. Since the Company’s derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting, and accordingly, changes in fair value are included as a component of other income in the Company’s accompanying condensed consolidated statements of operations.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the six months ended June 30, 2011 and 2010 in the accompanying condensed consolidated financial statements.

The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years since January 1, 2008 and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the six months ended June 30, 2011 and 2010.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3.0% limitation of the gross proceeds from the Offerings pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in Note 5.

Expense Reimbursement

Pursuant to the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates, including reimbursement of personnel costs and overhead for which they do not otherwise receive a fee. Additionally, Paladin Advisors must pay the Company quarterly for any amounts of operating expenses paid by the Company that in the 12 months then ended (the “Expense Period”) exceed the greater of (1) 2% of the Company’s average invested assets or (2) 25% of the Company’s net income of the Company (the “2%/25% Rule”), unless a majority of independent directors approves reimbursement of any excess. The Company will not reimburse Paladin Advisors for operating expenses incurred on the Company’s behalf that in any fiscal year exceed the 2%/25% Rule, unless a majority of the independent directors approve reimbursement of any excess. The amounts of any approved excess becomes payable by the Company at such time when the excess amounts and amounts of future operating expenses are within the 2%/25% Rule. General and administrative expenses in excess of the 2%/25% that are approved for payment are reflected as expense in the accompanying condensed consolidated statements of operations when they become payable under the 2%/25% Rule.

The Company’s average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended December 31, 2010, the average book value of the Company’s assets before reserves for depreciation or bad debts or other similar non-cash reserves is approximately $170,400,000. The Company’s net income, as defined in the Advisory Agreement, for any period is equal to the Company’s total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under GAAP (including the asset management fee), but excluding organization and offering expenses, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

Paladin Advisors must refund the Company for previously reimbursed expenses in excess of the 2%/25% Rule to the Company within 60 days after the end of each fiscal quarter unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Within 60 days after the end of any Expense Period for which the independent directors approve total operating expenses in excess of the 2%/25% Rule, the Company will send its stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable, may defer the reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates, as described in Note 5.

Per Share Data

The Company presents both basic and diluted loss per share (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. There were no unvested shares of restricted stock as of June 30, 2011. Excluded from the dilutive EPS calculation is the directors’ unvested shares of restricted stock totaling 8,000 for the six months ended June 30, 2010, because their effect would be anti-dilutive.

Unaccepted Subscriptions for Common Stock

Unaccepted subscriptions for shares of the Company’s common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of June 30, 2011 and December 31, 2010.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, investments in real estate joint ventures, other assets, distributions payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of June 30, 2011, the mortgage loans payable had an estimated fair value of approximately $132.7 million compared to the carrying value of $124.8 million. As of December 31, 2010, the mortgage loans payable had an estimated fair value of approximately $127.8 million compared to the carrying value of $121.1 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of June 30, 2011 and December 31, 2010.

Share-based Compensation

Under the terms of the Independent Director Incentive Stock Plan, on June 18, 2010, the Company granted 4,000 shares of restricted common stock at fair value of $10 per share to each of the Company’s independent directors upon their reelection to the board of directors pursuant to the 2005 Independent Director Incentive Stock Plan. Two thousand of the shares granted to each independent director then serving vested immediately, and 2,000 of the shares vested on the first anniversary of the date of grant. There are 60,000 shares in total authorized under the Independent Director Incentive Stock Plan, which expires on February 28, 2015. In total, 28,000 shares have been granted to the independent directors.

The Company records compensation expense for the restricted common stock using the straight-line attribution method, assuming no forfeitures. For the six months ended June 30, 2011 and 2010, the Company recorded $16,821 and $82,023, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no unamortized compensation costs on non-vested shares at June 30, 2011 and December 31, 2010.

As of June 30, 2011 there were no shares of restricted stock that were unvested. Effective January 3, 2011, Mr. Harvey Lenkin resigned from the Company’s board of directors and forfeited 2,000 shares of restricted stock.

3. Investments

Investments in Real Estate

As of June 30, 2011, the Company held the following investments in real estate:

	Paladin OP Ownership %	Property	Year Built	Number of Units/Rentable Square Feet
Multifamily Communities

Springhurst Housing Partners, LLC	70.0%	Champion Farms Apartments	2000	264 Units

Glenwood Housing Partners I, LLC	83.0%	Fieldstone Apartments	2001	266 Units

KC Pinehurst Associates, LLC	97.5%	Pinehurst Apartment Homes	1986 and 1988; renovated in 2006	146 Units

KC Pheasant Associates, LLC	97.5%	Pheasant Run Apartments	1985; renovated in 2003 and 2004	160 Units

KC Retreat Associates, LLC	97.5%	The Retreat Apartments	1984; renovated in 2004 and 2005	342 Units

Park Hill Partners I, LLC	49.0%	Hilltop Apartments	1986	124 Units

FPA/PRIP Conifer, LLC	42.5%	Conifer Crossing	1981	420 Units

Evergreen at Lofton Place, LLC	60.0%	Lofton Place Apartments	1988	280 Units

Morgan Beechwood, LLC	82.3%	Beechwood Garden Apartments	1967; renovated in 2003 and 2004	160 Units

DT Stone Ridge, LLC	68.5%	Stone Ridge Apartments	1975	191 Units

Office

FPA/PRIP Governor Park, LLC	47.7%	Two and Five Governor Park	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

Fieldstone Apartments

On February 20, 2011, a fire ignited at Fieldstone Apartments causing significant damage to 22 units, or approximately 8% of available rentable space, and accordingly, the Company wrote-off approximately $1,470,000 of building and improvements and recognized a corresponding insurance receivable of $1,470,000, which is included in other assets in the accompanying condensed consolidated balance sheet. The casualty loss of $1,470,000 and corresponding insurance recovery are recorded net in other income in the accompanying condensed consolidated statements of operations. The Company’s loss, if any, related to the fire is expected to be limited to the $10,000 deductible under its property insurance policy.

Stone Ridge Apartments

On March 30, 2011, the Company’s subsidiary, PRIP Stone Ridge, LLC, along with The DT Group, entered into a joint venture, DT Stone Ridge, LLC, which we refer to as DT Stone Ridge, to purchase Stone Ridge Apartments, located in Columbia, South Carolina. DT Stone Ridge acquired Stone Ridge Apartments from the Richmond County master-in-equity following a foreclosure sale by the previous lender. An affiliate of The DT Group was the previous owner of the property who lost it through the foreclosure. At closing, through PRIP Stone Ridge, LLC, the Company held a 50.0% membership interest in DT Stone Ridge, and The DT Group, through its subsidiary, DT Columbia SC Management, LLC or the DT member, owned the remaining 50.0% membership interest in DT Stone Ridge.

The purchase and recapitalization of Stone Ridge Apartment consisted of $2,700,000 of equity and $3,500,000 of new debt. The Company’s investment was structured to provide a minimum contribution of $1,350,000 and a maximum of $1,850,000. The flexibility of the Company’s commitment was intended to give the DT member additional time post-closing to raise money from its investors to acquire a maximum 50% interest in the joint venture. On March 30, 2011, the Company contributed $1,350,000 to acquire an initial 50.0% membership interest in DT Stone Ridge. The Company also made a $250,000 loan to the DT member. Separately, the DT member contributed $850,000 to complete the purchase. On June 24, 2011, the joint venture partners amended the venture operating agreement to finalize the equity contributions and ownership interests. The DT member did not contribute additional equity to the venture. The Company converted the $250,000 member loan to equity in the venture and contributed an additional $250,000 of equity to the venture to complete the recapitalization of Stone Ridge Apartments. The ownership interests in DT Stone Ridge were adjusted to reflect the actual amounts funded by each member. PRIP Stone Ridge now owns 68.5% based on $1,850,000 of capital contribution and the DT member owns the remaining 31.5%.

To complete the recapitalization, Paladin Advisors assisted DT Stone Ridge in obtaining a 12-month non-recourse bridge loan, from C-III Commercial Mortgage LLC, in the amount of $3,500,000 as evidenced by a commercial note dated March 30, 2011.

The bridge loan bears interest at a variable rate of 550 basis points over 30-day LIBOR; however, DT Stone Ridge purchased an interest rate cap which effectively fixed the interest rate at 6.5%. The bridge loan pays interest only and is generally prepayable at any time prior to its maturity, provided that any such prepayment occurs on the ninth day of the calendar month. The loan is prepayable without an exit fee for the first six months. If the loan is repaid after six months but before nine months, DT Stone Ridge will be required to pay an exit fee equal to 0.5% of the loan amount. If the loan is repaid anytime thereafter, the exit fee will be 1.0% of the loan amount. The bridge loan is secured by a mortgage on Stone Ridge Apartments. The Company has agreed to guarantee certain exceptions provided in the terms of the non-recourse bridge loan, but only upon the occurrence of certain limited events. All of the $3,500,000 in bridge loan proceeds was funded at closing. DT Stone Ridge intends to refinance the bridge loan within 12 months and expects to obtain a permanent, fixed-rate loan from Fannie Mae or Freddie Mac.

The Company’s investment in DT Stone Ridge was funded with proceeds from our Follow-On Offering. In connection with the investment, the Company paid an acquisition fee to Paladin Advisors of $63,722 pursuant to the terms of the Advisory Agreement. The Company will also pay Paladin Advisors an annual asset management fee of $12,744 pursuant to the terms of the Advisory Agreement, which is less than the maximum fee allowed.

The Company consolidates DT Stone Ridge, LLC, Evergreen at Lofton, LLC, Morgan Beechwood, LLC, FPA/PRIP Governor Park, LLC, FPA/PRIP Conifer, LLC, Park Hill Partners I, LLC, KC Retreat Associates, LLC, KC Pinehurst Associates, LLC, KC Pheasant Associates, LC, Springhurst Housing Partners, LLC and Glenwood Housing Partners I, LLC.

801 Fiber Optic Drive

On April 28, 2011, PRIP 801, LLC, a joint venture between Paladin OP, and 801 FO, LLC, an unrelated third party, sold 801 Fiber Optic Drive, a 56, 336 square foot industrial property distribution facility located on 10.95 acres in North Little Rock, Arkansas, for $4,175,000. At the time of sale, the Company owned a 79.0% interest in PRIP 801, LLC, and 801 FO, LLC owned the remaining 21.0% interest in PRIP 801, LLC.

The sales price exceeded the minimum selling price approved by the Company’s board of directors on February 18, 2011 and was $75,000 greater than the price the Company paid to acquire the property in November 2005. The Company recognized a gain on the sale of approximately $200,000. Since the purchase of the property, the Company has received $777,117 in operating distributions. The sales price equaled $74 per square foot and an 8.1% cap rate on trailing twelve month net operating income. Proceeds from the sale were first used to repay debt and the closing costs of the transaction. The remaining net proceeds were distributed 79%, or $2,192,250, to the Company and 21% to 801 FO, LLC. At this time, the Company intends to redeploy the net proceeds into additional real estate and real estate related investments consistent with its investment strategy.

The Company accounted for its investment in PRIP 801, LLC under the equity method of accounting since control was shared with the joint venture partner. Condensed financial information of PRIP 801, LLC, is summarized as follows:

Condensed Balance Sheets

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS

Investment in real estate, net	$—	$3,692,244
Other Assets, net	22,531	119,479

Total Assets	$22,531	$3,811,723

LIABILITIES AND MEMBERS’ EQUITY

Mortgage loan payable	$—	$1,357,287
Other Liabilities	—	28,180
Members’ Equity	22,531	2,426,256

Total Liabilities and Members’ Equity	$22,531	$3,811,723

Company’s share of Members’ Equity	$17,798	$1,938,516

Condensed Statements of Operations

(unaudited)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Revenues and interest income	$4,201,485	$84,575	$4,286,206	$169,301
Expenses	(3,846,696)	(54,503)	(3,894,932)	(111,648)

Net income	$354,789	$30,072	$391,274	$57,653

Company’s share of net income*	$258,510	$22,253	$287,333	$42,663

*	The difference in the Company’s percentage of members’ equity and the Company’s percentage of net income reflected above compared to the Company’s balance sheets and statements of operations is attributable to the amortization expense of acquisition costs incurred by the Company.

4. Mortgages Payable

Mortgages Payable

Mortgage loans payable consist of the following:

	June 30, 2011	December 31, 2010
Mortgage loan payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by Champion Farms Apartments property (1)	$16,350,000	$16,350,000

Mortgage loan payable—interest only at a fixed rate of 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,500,000	16,500,000

Mortgage loan payable—principal and interest at a fixed rate of 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,523,130	4,563,278

Mortgage loan payable—interest only at a fixed rate of 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000

Mortgage loan payable—interest only at a fixed rate of 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	13,600,000

Mortgage loan payable—interest only at a fixed rate of 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	4,250,000

Mortgage loan payable—interest only at a fixed rate of 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,700,000	28,700,000

Mortgage loan payable—interest only at a fixed rate of 7.00% payable monthly until the loan matures on December 19, 2011, secured by the Two and Five Governor Park properties (7)	10,435,987	10,260,177

Mortgage loan payable-interest only at a fixed rate of 5.66% payable monthly until November 1, 2011, after which principal and interest are due until the loan matures on October 1, 2019, secured by the Lofton Place Apartments property (8)	12,000,000	12,000,000

Mortgage loan payable—interest only at a fixed rate of 5.49% payable monthly until February 1, 2012, after which principal and interest are due until the loan matures on January 1, 2020, secured by the Beechwood Gardens Apartments property (9)	8,661,000	8,661,000

Mortgage loan payable—interest only at a fixed rate of 6.5% payable monthly until the loan matures on April 9, 2012, secured by the Stone Ridge Apartments property (10)	3,500,000	—

Total mortgage loans payable	$124,770,117	$121,134,455

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition, the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
(3)	The loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable.
(4)	The loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	The loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.

(6)	The loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.
(7)	The loan has two, one-year extensions which may be exercised if, among other things, the properties have (a) a debt service coverage ratio of 1.2 or better, and (b) a loan to value ratio of no more than 70.0% based on an appraisal. Each extension is subject to an extension fee equal to 1.5% of the outstanding principal balance. On December 17, 2010 the loan was extended for one year until December 19, 2011. Although the properties met the debt service coverage requirement, they did not meet the loan to value ratio test. During December 2010, the Company’s joint venture partner contributed $775,000 to FPA/PRIP Governor Park, LLC to pay the extension fee of $162,753, other costs and to pay down the loan by $590,000 in order to satisfy the loan to value requirement. The loan is prepayable at any time prior to its maturity, subject to an exit fee equal to one percent of the principal being repaid. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.
(8)	The loan will mature on October 1, 2019. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond the Company’s control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the Note is assigned to a REMIC trust on or after October 1, 2010. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the Note to a REMIC trust by October 1, 2010; however, if the Note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Charles M. Thompson, but only upon the occurrence of certain limited events.
(9)	The loan will mature on January 1, 2020. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond the Company’s control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the note is assigned to a REMIC trust on or after January 1, 2011. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the note to a REMIC trust by January 1, 2011; however, if the note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed, jointly and severally, by Herbert Morgan, Robert C. Morgan and Robert J. Moser, but only upon the occurrence of certain limited events.
(10)	The loan will mature on April 9, 2012. Pursuant to an interest rate swap agreement, the loan has a fixed interest of 6.5% and pays interest-only for its term. The loan may be prepaid during the loan term, subject to certain conditions, fees and limitations. The borrower may prepay the loan, in total but not in part with not more than sixty (60) days or less than thirty (30) days’ notice to the lender. The loan has a 1% exit fee with discounts available if the loan is refinanced with lender (or an affiliate) during the first nine months of the term. If the loan is refinanced with lender (or an affiliate) within the first six (6) months, the exit fee will be waived; if the loan is refinanced after six (6) months but before nine (9) months, the exit fee will be one-half of one percent (0.5%). The loan is secured by a mortgage on the property pursuant to a Mortgage and Security Agreement, Cash Management Agreement and Assignment of Leases and Rents. In addition, the loan is guaranteed, jointly and severally, by Paladin Realty Income Properties, L.P., James Markel, Daniel Markel and Thomas Gallop, but only upon the occurrence of certain limited events.

The loan agreements contain various covenants, which among other things, limit the ability of the borrower to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interest in the property among others. The loan agreements also contain certain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable. As of June 30, 2011, the Company is in compliance with its debt covenants.

The Company’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. As of June 30, 2011, the Company’s borrowings did not exceed 300% of the value of its net assets.

5. Related Party Transactions

In connection with the Follow-On Offering, the Company entered into a dealer manager agreement dated February 6, 2008 (the “Follow-On Dealer Manager Agreement”) with Paladin Realty Securities, LLC (now known as KBR Capital Markets, LLC) (the “Dealer Manager”), a wholly owned subsidiary of Paladin Advisors. Pursuant to the terms of the Follow-On Dealer Manager Agreement, the Company pays the Dealer Manager selling commissions of 6.0% of the gross offering proceeds from the sale of shares of the Company’s common stock in its primary offering and the Company does not pay any commission from the sale of shares of its common stock pursuant to its distribution reinvestment plan. The Company also pays the Dealer Manager a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of shares of the Company’s common stock in its primary offering. The Dealer Manager may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers.

For the six months ended June 30, 2011, the Company incurred $859,271 in selling commissions and dealer manager fees to the Dealer Manager.

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offerings as well as reimbursement for organization and offering costs, and certain other costs, incurred by Paladin Advisors on behalf of the Company.

Amounts due (to) from Affiliates

	June 30, 2011	December 31, 2010
General and administrative expenses due to affiliates (1)	$(350,153)	$(897,239)
Organization and offering costs due from affiliates (2)	491,299	422,981

Total due from (to) affiliates	$141,146	$(474,258)

Unrecognized organization and offering costs (3)	$8,334,386	$8,246,784

(1)

Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the three months ended June 30, 2011, the Company incurred $340,792 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $368,706 of general and administrative expenses in its condensed consolidated statement of operations with the additional amount of $27,914, which was incurred in the current year by Paladin Advisors and recorded as due to affiliate. During the six months ended June 30, 2011, the Company incurred $673,629 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $701,543 of general and administrative expenses in its condensed consolidated statement of operations with the additional amount of $27,914, which was incurred by Paladin Advisors in the current year and recorded as due to affiliate. Pursuant to the Advisory Agreement, the Company paid $97,545 in asset management fees due to Paladin Advisors for its 12 properties owned during the three months ended June 30, 2011 and $192,765 for its 13 properties owned during the six months ended June 30, 2011. For each of these properties, from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. Due to affiliate in the accompanying condensed consolidated balance sheet includes $27,914 of unreimbursed general and administrative expenses, which are within the 2%/25% Rule. During the six months ended June 30, 2011, in accordance with the Advisory Agreement, the Company reimbursed Paladin Advisors $575,000 of previously accrued general and administrative expenses, paid on January 4, 2011. As of June 30, 2011, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule
(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. Organization and offering costs due from affiliates of $491,299 represents such costs in excess of the 3% limitation and are due within 60 days after the end of the Follow-On Offering. For the six months ended June 30, 2011, the Company paid $366,816 of offering costs. Due to the application of the 3.0% limitation, the Company recognized $298,498, which was charged to stockholders’ equity with the additional amount of $68,318 recorded as due from affiliate. Paladin Advisors is required to reimburse the current balance of $491,299 within 60 days after the end of the Follow-On Offering.
(3)	Not reflected in the condensed consolidated financial statements at June 30, 2011 and December 31, 2010 as these amounts have exceeded the 3.0% limitation as described above in Note 2 and only become payable to Paladin Advisors or its affiliates in future periods as the Company receives additional proceeds from offerings which do not exceed such 3% limitation.

6. Subsequent Events

Acquisition of Interest in Evergreen at Coursey Place Apartments

On July 28, 2011, PRIP Coursey, LLC, a subsidiary of the Company, acquired an interest in Evergreen at Coursey Place Sole Member, LLC (the “Coursey Joint Venture”), the limited liability company that indirectly owns Evergreen at Coursey Place Apartments (“Coursey Place”), located at 13675 Coursey Boulevard, Baton Rouge, LA 70817.

PRIP Coursey contributed $5,000,000 in cash to acquire a 51.7% interest in the Coursey Joint Venture. ERES Coursey, LLC (“ERES Coursey”), an unaffiliated third party, holds a 48.3% interest in the Coursey Joint Venture, which is comprised of a Class A equity interest based on $1,686,048 in cash contributed to the Coursey Joint Venture prior to the closing (the “Class A Equity”) and a Class B equity interest based on an estimated unrealized gain of $2,979,255 in Coursey Place (the “Class B Equity”). The Company’s equity and the Class A Equity together form a senior equity tranche (the “Senior Equity”) in the Coursey Joint Venture.

The operating agreement for the Coursey Joint Venture (the “Operating Agreement”) provides that the Company will receive a priority preferred return of 10.0% annually from operating cash flow, based on its contribution (i.e. the first $500,000 of distributable cash flow each year), before distributions are made to ERES Coursey. Thereafter, ERES Coursey will be paid distributions from annual operating cash flow until it has received a 10.0% return on its aggregate capital account, which is equal to the sum of the Class A Equity and Class B Equity. Remaining distributions from annual operating cash flow will be split in proportion to each member’s capital contributions.

The Operating Agreement provides for distributions of sale or refinancing proceeds, if any, as follows. First, distributions will first be made, pro rata, as a return of the Senior Equity. Second, proceeds will be distributed until each member achieves a 15% internal rate of return (“IRR”), pro rata, on the Senior Equity. Third, proceeds will be distributed to the Senior Equity to satisfy the yield maintenance amount, which is a fixed dollar amount approximately equal to the total amount the Senior Equity holders would have received if these investments remained outstanding for four years. The yield maintenance amount is a diminishing sum reduced by actual distributions of operating cash flow made to the Senior Equity holders. Fourth, distributions will be made to ERES Coursey’s Class B Equity until it has achieved a 15% IRR. Finally, 100% of the remaining proceeds will be distributed 30% to the Company and 70% to ERES Coursey.

In connection with the Company’s acquisition of its interest in the Coursey Joint Venture, Coursey Place was recapitalized. As part of this recapitalization, the Coursey Joint Venture obtained a new loan from the Federal Home Loan Mortgage Corporation through Deutsche Bank Berkshire Mortgage, Inc. in the amount of $28,500,000, as evidenced by a note dated July 28, 2011. The loan bears interest at a fixed rate of 5.07% and matures on August 1, 2021. Payments on the loan are interest only for the first two years with the remaining eight years amortizing on a 30-year schedule. Except if the loan is assigned to a Real Estate Mortgage Investment Conduit (REMIC), the loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. In addition, the loan is guaranteed by Charles M. Thompson, an affiliate of ERES Coursey not otherwise affiliated with the Company, but only upon the occurrence of certain limited events.

The Company’s investment in the Coursey Joint Venture was funded with proceeds from the Follow-On Offering. In connection with the investment, the Company paid an acquisition fee to Paladin Advisors of $289,125 pursuant to the terms of the Advisory Agreement. The Company will also pay Paladin Advisors an annual asset management fee of $57,825 pursuant to the terms of the Advisory agreement, which is less than the maximum fee allowed.

Extension of Current Follow-On Offering; Second Follow-On Offering

On July 22, 2011, the Company filed a registration statement on Form S-11 (File No. 333-146867) with the Securities and Exchange Commission (the “SEC”), for a second follow-on public offering of up to $725,000,000 in shares of common stock (the “New Registration Statement”). The New Registration Statement is not yet effective with the SEC. Pursuant to Rule 415 under the Securities Act of 1933, as amended, the Company has extended the termination date of the Follow-On Offering to the earlier of the effective date of the New Registration Statement or January 24, 2012, which is 180 days after the third anniversary of the initial effective date of the registration statement for the Follow-On Offering.

On July 20, 2011, Paladin Advisors entered into an agreement pursuant to which it will transfer 100% of its ownership interest in the Dealer Manager to KBR Capital Partners, LLC. In addition, effective July 21, 2011, the name of the Dealer Manager, a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc., was changed to KBR Capital Markets, LLC. The transfer of the Dealer Manager is expected to close in the third quarter of 2011, subject to the satisfaction of customary closing conditions.

Amendment of Share Redemption Program

In order to enhance the administrative efficiency of the Company’s share redemption program, the board of directors adopted and approved an amendment to the Company’s share redemption program on August 3, 2011 to provide that in the event that any stockholder who has requested that such stockholder’s shares be redeemed pursuant to the share redemption program and is participating in the program ceases to hold at least 50 shares of the

Company’s common stock, the Company may redeem all of the shares held by that stockholder at the redemption price in effect on the date the Company determines that the stockholder no longer holds the minimum balance. Minimum account redemptions will be transacted at the Company’s discretion using funds set aside by the board of directors for that purpose, which will be in addition to the proceeds from the DRIP that otherwise fund redemptions under the program. The amendment to the share redemption program will be effective 30 days after the Company provides written notice of the amendment to the Company’s stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand our operations and our present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in Part I, Item I of this report and the consolidated financial statements and the accompanying notes thereto contained in Part II, Item 8, and the information under “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. As used herein, the terms “we,” “our” and “us” refer to Paladin Realty Income Properties, Inc., a Maryland corporation, and its consolidated subsidiaries. Historical results and trends which might appear in the consolidated financial statements should not be interpreted as being indicative of future operations.

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

Overview

We are a Maryland corporation formed on October 31, 2003, to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. We intend to invest in a variety of real estate property types, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We also may invest in loans on real property such as mortgage loans and mezzanine loans, which we refer to as real estate related investments. To date, we have chosen to invest primarily in apartments.

Subject to certain restrictions and limitations, our business is managed by our affiliate, Paladin Realty Advisors, LLC (“Paladin Advisors”), pursuant to an amended and restated advisory agreement, dated July 28, 2010 (the “Advisory Agreement”). Paladin Advisors supervises and manages our day-to-day operations and selects the real property investments and real estate related investments it makes, subject to oversight by our board of directors. Paladin Advisors also provides marketing, sales, and client services on our behalf.

We own our assets and conduct our operations through Paladin Realty Income Properties, L.P., our operating partnership (“Paladin OP”). As of June 30, 2011 and December 31, 2010, Paladin Advisors held a 0.3% and 0.4% limited partnership interest, respectively, and we held a 99.7% and 99.6% general partnership interest in Paladin OP, respectively.

On February 23, 2005, our initial public offering (the “Initial Offering”) was declared effective and we commenced our offering efforts. The Initial Offering terminated on July 28, 2008, in connection with the commencement of our follow-on offering (the “Follow-On Offering” and collectively with the Initial Offering, the “Offerings”) on July 28, 2008. As of June 30, 2011, we had received proceeds of $63,288,521 for 6,368,409 shares in the Offerings.

On July 22, 2011, we filed a registration statement on Form S-11 (File No. 333-146867) with the SEC for a second follow-on public offering of up to $725,000,000 in shares of common stock, or the new registration statement. The new registration statement is not yet effective with the SEC. Pursuant to Rule 415 under the Securities Act of 1933, as amended, we have extended the termination date of the Follow-On Offering to the earlier of the effective date of the new registration statement or January 24, 2012, which is 180 days after the third anniversary of the initial effective date of the registration statement for the Follow-On Offering.

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

Portfolio Summary

As of June 30, 2011, we owned interests in 11 joint ventures that own 12 income-producing properties:

	Location	Year Built	Number of Units/Rentable Square Feet
Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	266 Units

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Lofton Place Apartments	Tampa, Florida	1988	280 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Stone Ridge Apartments	Columbia, South Carolina	1975	191 units

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft.; 53,048 Sq. Ft.

Acquisition of Interest in Evergreen at Coursey Place Apartments

On July 28, 2011, our subsidiary, PRIP Coursey, LLC, acquired an interest in Evergreen at Coursey Place Apartments (“Coursey Place”) located in Baton Rouge, Louisiana. Since 2008, Coursey Place has been indirectly owned by Evergreen at Coursey Place Sole Member, LLC (the “Coursey Joint Venture”). PRIP Coursey, LLC holds a 51.7% membership interest in the Coursey Joint Venture, and ERES Coursey, LLC, an unaffiliated third party, holds the remaining 48.3% membership interest. In connection with our acquisition of our interest in the Coursey Joint Venture, Coursey Place was recapitalized, which we anticipate will enhance management’s ability to increase income by relieving the debt service burden and providing needed capital for capital improvements to stimulate growth.

Sale of 801 Fiber Optic Drive

On April 28, 2011, PRIP 801, LLC, a joint venture between Paladin OP, and 801 FO, LLC, an unrelated third party, sold 801 Fiber Optic Drive, a 56, 336 square foot industrial property distribution facility located on 10.95 acres in North Little Rock, Arkansas, for $4,175,000. At the time of sale, we owned a 79.0% interest in PRIP 801, LLC, and our joint venture partner owned the remaining 21.0% interest in PRIP 801, LLC.

The sales price exceeded the minimum selling price approved by our board of directors on February 18, 2011 and was $75,000 greater than the price we paid to acquire the property in November 2005. We recognized a gain on the sale of approximately $200,000. Since the purchase of the property, we have received $777,117 in operating distributions. The sales price equaled $74 per square foot and an 8.1% cap rate on trailing twelve month net operating income. Proceeds from the sale were first used to repay debt and the closing costs of the transaction. The remaining net proceeds were distributed 79%, or $2,192,250, to us and 21% to our joint venture partner. At this time, we intend to redeploy the net proceeds into additional real estate and real estate related investments consistent with our investment strategy.

Acquisition of Stone Ridge Apartments

On March 30, 2011, our subsidiary, PRIP Stone Ridge, LLC, along with The DT Group, entered into a joint venture, DT Stone Ridge, LLC, which we refer to as DT Stone Ridge, to purchase Stone Ridge Apartments, located in Columbia, South Carolina. DT Stone Ridge acquired Stone Ridge Apartments from the Richmond County master-in-equity following a foreclosure sale by the previous lender. An affiliate of The DT Group was the previous owner of the property who lost it through the foreclosure. At closing, through PRIP Stone Ridge, LLC, we held a 50.0% membership interest in DT Stone Ridge, and The DT Group, through its subsidiary, DT Columbia SC Management, LLC or the DT member, owned the remaining 50.0% membership interest in DT Stone Ridge.

The purchase and recapitalization of Stone Ridge Apartment consisted of $2,700,000 of equity and $3,500,000 of new debt. Our investment was structured to provide a minimum contribution of $1,350,000 and a maximum of $1,850,000. The flexibility of our commitment was intended to give the DT member additional time post-closing to raise money from its investors to acquire a maximum 50% interest in the joint venture. On March 30, 2011, we contributed $1,350,000 to acquire an initial 50.0% membership interest in DT Stone Ridge. We also made a $250,000 loan to the DT member. Separately, the DT member contributed $850,000 to complete the purchase. On June 24, 2011, the joint venture partners amended the venture operating agreement to finalize the equity contributions and ownership interests. The DT member did not contribute additional equity to the venture. We converted the $250,000 member loan to equity in the venture and contributed an additional $250,000 of equity to the venture to complete the recapitalization of Stone Ridge Apartments. The ownership interests in DT Stone Ridge were adjusted to reflect the actual amounts funded by each member. PRIP Stone Ridge now owns 68.5% based on $1,850,000 of capital contribution and the DT member owns the remaining 31.5%.

Critical Accounting Policies

A comprehensive enumeration of our significant accounting policies, which are unchanged, is presented in our consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011.

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Rental income for the quarter ended June 30, 2011 was $4,979,595, compared to $4,515,823 for the quarter ended June 30, 2010. Our rental income has increased due to the acquisition of Stone Ridge Apartments on March 30, 2011. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our current investments in real properties and future real property investments and real estate related investments.

Other income for the quarter ended June 30, 2011 was $551,850, compared to $477,113 for the quarter ended June 30, 2010. Other income increased primarily due to the acquisition of Stone Ridge Apartments. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred.

Property operating expenses for the quarter ended June 30, 2011 were $2,136,351 compared to $2,013,241 for the quarter ended June 30, 2010. Property operating expenses increased mainly due to the acquisition of Stone Ridge Apartments. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our current investments in real properties and future real property investments and real estate related investments.

Real estate taxes were $462,948 for the quarter ended June 30, 2011, compared to $418,894 for the quarter ended June 30, 2010. Real estate taxes increased primarily due to the acquisition of Stone Ridge Apartments.

General and administrative expenses were $368,706 for the quarter ended June 30, 2011 compared to $458,134 for the quarter ended June 30, 2010. General and administrative expenses have decreased, since in accordance with the 2%/25% rule, all of the general and administrative expenses paid by Paladin Advisors on our behalf have been fully accrued by us.

Interest expense, including amortization of deferred financing costs, was $1,965,434 for the quarter ended June 30, 2011 compared to $1,916,466 for the quarter ended June 30, 2010. The increase in interest expense was primarily related to the acquisition of Stone Ridge Apartments.

Depreciation and amortization expense was $1,262,235 for the quarter ended June 30, 2011, and $1,340,337 for the quarter ended June 30, 2010. The decrease relates primarily to the fact that the amortization of in-place leases for our acquisitions made in 2009 were fully amortized at December 31, 2010.

Equity in earnings from real estate joint venture was $146,636 for the quarter ended June 30, 2011 compared to $21,581 for the quarter ended June 30, 2010. The increase relates to the gain on sale of 801 Fiber Optic Drive.

Loss allocated to noncontrolling interests was $172,243 for the quarter ended June 30, 2011, compared to $325,435 for the quarter ended June 30, 2010. The change was due mainly to the allocation of income or losses of each project.

Net loss attributable to us was $357,939 for the quarter ended June 30, 2011, compared to net loss attributable to us of $804,842 for the quarter ended June 30, 2010, primarily due to the net impact of the items discussed above.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Rental income for the six months ended June 30, 2011 was $9,743,897 compared to $9,000,623 for the six months ended June 30, 2010. Our rental income has increased due to the acquisition of Stone Ridge Apartments on March 30, 2011. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our current investments in real properties and future real property investments and real estate related investments.

Other income for the six months June 30, 2011 was $997,862, compared to $908,310 for the six months ended June 30, 2010. Other income increased primarily due to the acquisition of Stone Ridge Apartments. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred.

Property operating expenses for the six months ended June 30, 2011 were $4,138,948, compared to $3,925,646 for the six months ended June 30, 2010. Property operating expenses increased mainly due to the acquisition of Stone Ridge Apartments. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our current investments in real properties and future real property investments and real estate related investments.

Real estate taxes were $881,765 for the six months ended June 30, 2011, compared to $837,660 for the six months ended June 30, 2010. Real estate taxes increased primarily due to the acquisition of Stone Ridge Apartments.

General and administrative expenses were $701,543 for the six months ended June 30, 2011 compared to $741,323 for the six months ended June 30, 2010. The decrease in general and administrative expenses relates to the fact that in accordance with the 2%/25% rule all of the general and administrative expenses paid by Paladin Advisors on our behalf have been fully accrued by us.

Interest expense, including amortization of deferred financing costs, was $3,868,498 for the six months ended June 30, 2011 compared to $3,774,557 for the six months ended June 30, 2010. The increase in interest expense was primarily related to the acquisition of Stone Ridge Apartments.

Depreciation and amortization expense was $2,471,212 for the six months ended June 30, 2011, and $2,648,631 for the six months ended June 30, 2010. The decrease relates primarily to the fact that the amortization of in-place leases for our acquisitions made in 2009 were fully amortized at December 31, 2010.

Equity in earnings from real estate joint venture was $174,787 for the six months ended June 30, 2011 compared to $41,319 for the six months ended June 30, 2010. The increase relates to the gain on sale of 801 Fiber Optic Drive.

Loss allocated to noncontrolling interests was $437,991 for the six months ended June 30, 2011, compared to $620,748 for the six months ended June 30, 2010. The change was due mainly to acquisitions of properties in 2009 and to the allocation of losses of each project.

Net loss attributable to us was $1,063,794 for the six months ended June 30, 2011, compared to net loss attributable to us of $1,352,026 for the six months ended June 30, 2010, primarily due to the net impact of the items discussed above.

Related Party Transactions and Agreements

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the Dealer Manager Agreement for the Follow-On Offering, we pay the Dealer Manager selling commissions of 6.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we do not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay the Dealer Manager a dealer manager fee during our Follow-On Offering of up to 3.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. The Dealer Manager may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the six months ended June 30, 2011, we incurred $859,271 in selling commissions and dealer manager fees to the Dealer Manager.

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

We recognized organization and offering costs of $298,498 as of June 30, 2011. Such costs only become our liability when they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recognized by us, organization costs are charged to stockholders’ equity. For the six months ended June 30, 2011, we paid $371,215 of offering costs. Due to the application of the 3.0% limitation, we recognized $298,498, which was charged to stockholders’ equity with the additional amount of $72,717 recorded as due from affiliate. Paladin Advisors is required to reimburse the current balance of $491,299 within 60 days after the end of the Follow-On Offering.

As of June 30, 2011, we have recognized a cumulative total of $1,907,206 of organization and offering costs. Subject to the 3.0% limitation, the remaining $8,334,386 in organization and offering costs, as of June 30, 2011 will be recognized in future periods as we receive additional proceeds of our offering.

Expense Reimbursement. Pursuant to the terms of the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must pay us quarterly any amounts by which our operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”), unless a majority of independent directors approves reimbursement of any excess. We will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. Our average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the quarter ended June 30, 2011, the average book value of our invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $169,700,000. Our net income, as defined in the Advisory Agreement, for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under GAAP including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, we recognize an expense for operating expenses paid on our behalf by Paladin Advisors that do not cause an excess to the 2%/25% Rule. Additionally, Paladin Advisors must pay any expenses in excess of the 2%/25% Rule to us within 60 days after the end of each fiscal quarter for the 12 months then ended, unless a majority of the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by us at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of June 30, 2011 there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended June 30, 2011, our general and administrative expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended June 30, 2011, $46,866 was paid by Paladin Advisors.

For the six months ended June 30, 2011, we recognized $701,543 of general and administrative expenses, including $27,914 paid on our behalf by Paladin Advisors in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule.

Acquisition Fees. Pursuant to the terms of the Advisory Agreement, we pay Paladin Advisors acquisition fees in an amount equal to 1.5% of (1) the purchase price of a real property investment acquired directly; (2) our allocable cost of a property acquired in a joint venture or (3) with respect to real estate related investments, the funds advanced for such investment. Our allocable cost of a joint venture investment is equal to the product of (i) the amount actually paid or allocated to the purchase, development, construction or improvement of properties by the joint venture, inclusive of expenses related thereto, and the amount of outstanding debt associated with such properties and the joint venture, and (ii) our percentage economic interest in the joint venture.

During the six months ended June 30, 2011, we paid $63,724 to Paladin Advisors for the acquisition of Stone Ridge Apartments.

Asset Management Fees. Pursuant to the terms of the Advisory Agreement, we will pay Paladin Advisors on a monthly basis an asset management fee in an amount equal to one-twelfth of 0.6% of (1) the purchase price of a real property investment acquired directly; (2) our allocable cost of a property acquired in a joint venture or (3) with respect to real estate related investments, the funds advanced for such investment. Our allocable cost of a joint venture investment is calculated as set forth above under “Acquisition Fees.” Paladin Advisors may elect, in its sole discretion, to defer (without interest) payment of the asset management fee in any month by providing us written notice of such deferral.

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

During the three months ended June 30, 2011, we paid Paladin Advisors $97,545 for asset management fees earned for the three months ended June 30, 2011. During the six months ended June 30, 2011, we paid Paladin Advisors $192,765 for asset management fees earned for the six months ended June 30, 2011.

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

The state of the debt markets could also have an impact on the overall demand for real estate investments which may result in a decrease in the price or value of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

Our management is not aware of any other material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real property and real estate related investments.

Liquidity and Capital Resources

During the six months ended June 30, 2011, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $8,276,122 from the sale of 898,262 common shares in our Follow-On Offering; and

•	net operating income of $5,721,046 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our condensed consolidated statement of operations entitled “Net Loss Attributable to Company” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss attributable to us for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30, 2011	June 30, 2010

Net Operating Income	$5,721,046	5,145,627
Equity in earnings from real estate joint venture	174,787	41,319
Interest income	8,512	4,791
Depreciation and amortization expense	(2,471,212)	(2,648,631)
Interest expense, including amortization of deferred loan costs	(3,868,498)	(3,774,557)
General and administrative expenses	(701,543)	(741,323)
Noncontrolling interests	437,991	620,748
Acquisition costs	(364,877)	—

Net loss attributable to Company	$(1,063,794)	(1,352,026)

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

Net cash provided by operating activities for the six months ended June 30, 2011 was $348,359 compared to net cash provided by operating activities of $249,536 for the six months ended June 30, 2010.

Net cash used in investing activities for the six months ended June 30, 2011 was $3,868,091, which included $5,928,614 relating to acquisition of and expenditures for real estate and improvements partially offset by a decrease in restricted cash of $27,260 and distributions from real estate joint ventures in excess of equity in earnings of $2,033,263. Net cash used in investing activities for the six months ended June 30, 2010 was $597,314, which included $931,680 relating to expenditures for real estate and improvements partially offset by a decrease in restricted cash of $279,485 and distributions from real estate joint venture in excess of equity in earnings of $54,881.

Net cash provided by financing activities was $10,453,413 for the six months ended June 30, 2011 primarily related to $3,675,810 of borrowings from mortgage lenders, $9,135,393 in proceeds from the issuance of shares of common stock in our Follow-On Offering and $850,000 of contributions from noncontrolling interests partially offset primarily by $40,148 of payments on mortgage payable, $50,571 of deferred loan costs, $859,271 of selling commissions and dealer manager fees, $298,498 of offering costs, $68,318 decrease in due from affiliates, $797,583 of distributions paid, $796,075 of shares redeemed and $297,326 of distributions to noncontrolling interests. Net cash provided by financing activities was $1,388,663 for the six months ended June 30, 2010 primarily related to $3,086,716 in proceeds from the issuance of common shares in our Offering, $299,718 of borrowings from mortgages payable and $56,453 of contributions from noncontrolling interests offset primarily by $37,970 of payments on mortgages payable, $719,540 of treasury shares purchased, $288,417 of selling commissions and dealer manager fees, $111,326 of offering costs, $127,845 decrease in due to affiliates, $656,212 of distributions paid and $112,914 of distributions to noncontrolling interests.

Mortgages Payable

We have mortgage loans in an aggregate amount of $124,770,117 outstanding, incurred in connection with our acquisitions. These mortgage notes payable are described in detail in Note 4 to our condensed consolidated financial statements included herein.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of June 30, 2011, our leverage did not exceed 300% of the value of our net assets.

Distributions

We paid $1,595,287 in distributions during the six months ended June 30, 2011. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

Month	Annualized Rate Declared (1)	Date Paid	Total Distribution
December 1, 2010 to December 31, 2010	6.0%	January 18, 2011	$256,107
January 1, 2011 to January 31, 2011	6.0%	February 15, 2011	$259,036
February 1, 2011 to February 28, 2011	6.0%	March 15, 2011	$237,976
March 1, 2011 to March 31, 2011	6.0%	April 15, 2011	$274,056
April 1, 2011 to April 30, 2011	6.0%	May 16, 2011	$274,871
May 1, 2011 to May 31, 2011	6.0%	June 15, 2011	$293,241

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On May 24, 2011, our board of directors declared distributions for the month of June 2011 that totaled approximately $292,000 when paid on July 15, 2011. On June 27, 2011, our board of directors declared distributions for the month of July 2011 that will total approximately $309,000 when paid on August 15, 2011. On July 20, 2011, our board of directors declared distributions for the month of August 2011 that will total approximately $328,000 when paid on September 15, 2011.

Each of our 12 real estate investments owned as of June 30, 2011 is structured as a joint venture with an unaffiliated third-party. Our financial statements present the operations of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments, Beechwood Gardens Apartments and Stone Ridge Apartments on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the noncontrolling interests held by our joint venture partners. As structured as of June 30, 2011, our investment in Champion Farms Apartments represented a 70% ownership interest, our investment in Fieldstone Apartments an 83% ownership interest, our investment in Pheasant Run Apartment a 97.5% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest, our investment in the Retreat Apartments a 97.5% ownership interest, our investment in Hilltop Apartments a 49% ownership interest, our investment in Conifer Crossing a 42.5% ownership interest, our investment in Two and Five Governor Park a 47.7% interest, our investment in Lofton Place Apartments a 60% ownership interest, our investment in Beechwood Gardens Apartments an 82.3% ownership interest and our investment in Stone Ridge Apartments a 68.5% ownership interest. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital. By the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for the Retreat Apartment and Hilltop Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 12.0% return on our invested capital. By the terms of the joint venture for Conifer Crossing, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least an 8.5% return on our invested capital. By the terms of the joint venture for Two and Five Governor Park, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for Lofton Place Apartments and Beechwood Gardens Apartments, we are entitled to 100% of available cash flow from the properties as a priority distribution until we receive at least a 10.0% return on our invested capital. By the terms of the joint venture for Stone Ridge Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a 15.0% return on our invested capital.

The following chart compares cash distributions received from our investments in 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments, Beechwood Gardens Apartments and Stone Ridge Apartments during the year ended December 31, 2010, the six months ended June 30, 2011 and inception to date as of June 30, 2011 with distributions paid during the same period.

Summary of Cash Operating Distributions from Our Investments

	Summary of Cash Operating Distributions from Investments			Summary of Distributions Paid to Stockholders
	Year ended December 31, 2010	Six months ended June 30, 2011	Inception to date as of June 30, 2011	Year ended December 31, 2010	Six months ended June 30, 2011	Inception to date as of June 30, 2011
801 Fiber Optic(2)	$129,500	$50,571	$811,888

Champion Farms Apartments	395,204	197,600	1,975,992

Fieldstone Apartments	424,382	212,190	1,762,752

Pinehurst Apartment Homes	217,020	109,610	824,438

Pheasant Run Apartments	237,792	128,201	903,631

Retreat Apartments	256,500	128,250	943,116

Hilltop Apartments	94,500	47,250	354,550

Conifer Crossing	—	100,000	482,500

Two and Five Governor Park	225,000	112,500	561,875

Lofton Place Apartments	285,000	150,000	525,000

Beechwood Gardens Apartments	288,520	127,500	416,020

Stone Ridge Apartments(1)	—	—	—

Total	$2,553,418	$1,363,672	$9,561,762	$2,843,351	$1,595,287	$9,944,523

(1)	We acquired our interest in Stone Ridge Apartments on March 30, 2011.
(2)	We sold our interest in 801 Fiber Optic on April 28, 2011.

Of the $1,595,287 in distributions noted above for the six months ended June 30, 2011, $797,583 was paid in cash and $797,704 was paid through the distribution reinvestment plan in the form of additional shares issued.

As shown in the previous table, from inception through June 30, 2011, the cumulative distributions paid to stockholders of $9,944,523 exceeded cash distributions from the operation of our investments of $9,561,762 as well as cumulative net cash provided by operating activities of $2,493,393 and cumulative funds from operations, or FFO (as further defined and discussed below in “Our Performance—Funds from Operations), of $(899,736). As a result, portions of the cumulative distributions paid as of June 30, 2011 have been paid with sales proceeds from the sale of our investment in 801 Fiber Optic or offering proceeds.

Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. The repayment of these deferred expenses has impacted, and may continue to impact our ability to pay distributions from cash flow from operations or at all. During 2010, in accordance with the Advisory Agreement, we reimbursed Paladin Advisors $1,725,000 of previously accrued general and administrative expenses, and in the first three months of 2011, we have reimbursed Paladin Advisors an additional $575,000 of previously accrued general and administrative expenses. These reimbursements have reduced our cash flow provided by operating activities and therefore our ability to fund distributions therefrom.

For the six months ended June 30, 2011, Paladin Advisors and its affiliates had incurred on our behalf $43,029 in general and administrative expenses and for which we reimbursed Paladin Advisors $15,115 for such amounts on March 25, 2011. The remaining $27,914 has not yet been reimbursed to Paladin Advisors. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has deferred (without interest) repayment of these expenses. The payment of these obligations may impact our ability to pay future distributions. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. Should Paladin Advisors not defer any such expenses, and we pay such expenses on a current basis, the payment of these obligations could adversely impact our ability to pay distributions in future periods as well as potentially adversely impact the value of an investment in us.

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

Our Performance—Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as Funds from Operations, or FFO, which it believes more appropriately reflects the operating performance of an equity REIT such as us. FFO is not equivalent to our net income or loss as defined under GAAP.

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

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Factors that impact FFO include non-cash GAAP income and expenses, one-time non-recurring costs, timing of acquisitions, yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. Furthermore, FFO should not be considered as an alternative to net income, as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other measures as an indication of our performance. Nonetheless, our FFO reporting complies with NAREIT’s policy described above.

During the quarter, management adjusted the way in which it determines depreciation attributable to non-controlling interests to be consistent with the method in which income is distributed to the controlling and non-controlling members, in accordance with the respective partnership agreements. As a result, FFO for the six months ended June 30, 2010 was increased by $81,928 to make it comparative to the current period.

The following is the calculation of FFO for each of the six months ended June 30, 2011 and 2010.

	For the Six months ended
	June 30, 2011	June 30, 2010
Net loss attributable to Company	$(1,063,794)	$(1,352,026)
Add:
Depreciation and amortization—consolidated entities	2,471,212	2,648,631
Depreciation and amortization—unconsolidated entities	10,646	34,330
Less:
Depreciation and amortization of noncontrolling interests	(670,250)	(791,801)
Gain on sale of real estate joint venture	(168,657)	—

FFO	$579,157	$539,134
FFO per share-basic	$0.11	$0.12
FFO per share-diluted	$0.11	$0.12
Weighted average number of shares outstanding—basic	5,482,619	4,656,318
Weighted average number of shares outstanding—diluted	5,482,619	4,656,893

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes to our exposure to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES.

As of June 30, 2011, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of our Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering includes up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. As of June 30, 2011, we had sold 6,368,409 shares of common stock in the Offerings, raising gross proceeds of $63,288,521. From this amount, we have incurred $5,384,855 in selling commissions and dealer manager fees to our dealer managers and $10,241,592 in organization and offering costs (of which $1,906,607 has been recorded in our financial statements). As of June 30, 2011, we had net offering proceeds from the Offerings of $55,996,874. We used a combination of net offering proceeds and debt to purchase our interests in twelve properties, to pay $1,865,187 in acquisition or origination fees and $1,362,954 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through June 30, 2011, see our financial statements included in this report.

During the quarter ended June 30, 2011, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011	14,837	$9.30	14,837	(1)
May 1, 2011 to May 31, 2011	14,989	$9.30	14,989	(1)
June 1, 2011 to June 30, 2011	16,049	$9.30	16,049	(1)

Total	45,875		45,875

(1)	We adopted a share redemption program effective February 28, 2005, as amended effective as of August 28, 2008 and June 6, 2009. We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) we will limit the number of shares redeemed pursuant to our share redemption program during any calendar year to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan.

In order to enhance the administrative efficiency of share redemption program, our board of directors adopted and approved an amendment to our share redemption program on August 3, 2011 to provide that in the event that any stockholder who has requested that such stockholder’s shares be redeemed pursuant to the share redemption program, ceases to hold at least 50 shares of our common stock, we may redeem all of the shares held by that stockholder at the redemption price in effect on the date we determines that the stockholder no longer meets the minimum balance. Minimum account redemptions will be transacted at our discretion using funds set aside by the board of directors for that purpose, which will be in addition to the proceeds from the distribution reinvestment plan that otherwise fund redemptions under the program. The amendment to the share redemption program will be effective 30 days after we provide written notice of the amendment to our stockholders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Amended Share Redemption Program (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on August 8, 2011 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011		PALADIN REALTY INCOME PROPERTIES, INC.

	By:	/s/ JAMES R. WORMS
James R. Worms
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ JOHN A. GERSON
John A. Gerson
Executive Vice President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Amended Share Redemption Program (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on August 8, 2011 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.