Form 10-Q
period 2011-09-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2011-11-14
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, there were 6,832,203 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2011 and 2010	5

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statement of Equity (unaudited) for the nine months ended September 30, 2011	6

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Reserved	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The information furnished in the condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity, and cash flows included in this Quarterly Report on Form 10-Q reflects all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The condensed consolidated financial statements herein should be read in conjunction with the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and with the Annual Report on Form 10-K of Paladin Realty Income Properties, Inc. for the year ended December 31, 2010. Results of operations reported in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
Real Estate:
Building and improvements	$157,455,733	$121,848,695
Land	38,646,643	33,010,100
Furniture, fixtures and equipment	6,026,414	5,319,274
In-place leases	243,735	1,809,508
Tenant Improvements	1,110,250	1,029,147

	203,482,775	163,016,724

Less: Accumulated depreciation and amortization	(16,039,269)	(14,006,760)

Total real estate, net	187,443,506	149,009,964
Investment in real estate joint venture	16,115	2,051,061
Cash and cash equivalents	10,836,181	3,122,107
Restricted cash	2,650,713	1,514,717
Prepaid insurance and other assets, net	3,962,494	2,020,026
Due from affiliates	63,527	—

TOTAL ASSETS	$204,972,536	$157,717,875

LIABILITIES AND EQUITY

Mortgages payable	$153,327,252	$121,134,455
Due to affiliates	—	474,258
Unaccepted subscriptions for common shares	139,691	121,923
Accrued expenses and other liabilities	4,445,959	2,805,194
Distributions payable	641,536	503,593

Total liabilities	158,554,438	125,039,423

Equity:
Company’s Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 6,706,506 shares and 5,069,487 shares issued and outstanding, respectively	67,064	50,694
Additional paid-in-capital	58,741,916	44,405,174
Accumulated deficit and distributions	(25,541,717)	(20,548,299)

Total Stockholders’ Equity	33,267,263	23,907,569

Noncontrolling interests	13,150,835	8,770,883

Total Equity	46,418,098	32,678,452

TOTAL LIABILITIES AND EQUITY	$204,972,536	157,717,875

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues

Rental Income	$5,660,702	$4,553,475	$15,404,599	$13,554,098
Other Income	642,189	459,324	1,640,051	1,367,634
Interest Income	4,044	2,362	12,556	7,153

Total Revenues	6,306,935	5,015,161	17,057,206	14,928,885

Expenses
Property operating	2,539,312	2,136,417	6,678,260	6,062,063
Real property taxes	522,428	410,675	1,404,193	1,248,335
General and administrative expenses	415,601	414,956	1,117,144	1,156,279
Interest expense, including amortization of deferred loan costs	2,312,976	1,924,814	6,181,474	5,699,371
Depreciation and amortization expenses	1,449,448	1,359,177	3,920,660	4,007,808
Acquisition costs	625,449	—	990,326	—

Total Expenses	7,865,214	6,246,039	20,292,057	18,173,856

Loss before equity in earnings and noncontrolling interests	(1,558,279)	(1,230,878)	(3,234,851)	(3,244,971)
Equity in earnings and gain on sale from real estate joint venture	(1,683)	21,341	173,104	62,660

Net Loss	(1,559,962)	(1,209,537)	(3,061,747)	(3,182,311)
Noncontrolling interests	298,583	340,039	736,574	960,787

Net Loss Attributable to Company	$(1,261,379)	$(869,498)	$(2,325,173)	$(2,221,524)

Net Loss per common share

Basic	$(0.20)	$(0.18)	$(0.40)	$(0.47)

Diluted	$(0.20)	$(0.18)	$(0.40)	$(0.47)

Weighted average number of common shares outstanding
Basic	6,390,060	4,851,404	5,788,423	4,722,062

Diluted	6,390,060	4,851,404	5,788,423	4,722,062

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Nine Months Ended September 30, 2011

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit and Dividends	Noncontrolling Interests	Total Equity
	Common shares	Amount

BALANCE, December 31, 2010	5,069,487	$50,694	$44,405,174	$(20,548,299)	$8,770,883	$32,678,452

Issuance of common shares	1,641,023	16,410	16,237,361	—	—	16,253,771

Shares Redeemed	(136,935)	(1,369)	(1,268,201)	—	—	(1,269,570)

Selling commissions and dealer manager fees	—	—	(1,384,839)	—	—	(1,384,839)

Offering costs	—	—	(525,956)	—	—	(525,956)

Contributions	—	—	—	—	5,515,303	5,515,303

Distributions	—	—	—	—	(398,777)	(398,777)

Distributions declared ($0.60)	—	—	—	(2,668,245)	—	(2,668,245)

Share-based compensation expense	—	—	16,821	—	—	16,821

Shares issued pursuant to Distribution Reinvestment Plan	132,931	1,329	1,261,556	—	—	1,262,885

Net Loss	—	—	—	(2,325,173)	(736,574)	(3,061,747)

BALANCE, September 30, 2011	6,706,506	$67,064	$58,741,916	$(25,541,717)	$13,150,835	$46,418,098

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,061,747)	$(3,182,311)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Equity in earnings from real estate joint venture	(173,104)	(62,660)
Distributions from real estate joint venture	173,104	62,660
Depreciation and amortization expense	3,920,660	4,007,808
Amortization of deferred loan costs	287,045	201,090
Amortization of deferred compensation	16,821	109,464
Changes in operating assets and liabilities:
Increase in restricted cash	(1,147,102)	(369,338)
Increase in prepaid insurance and other assets	(517,353)	(161,200)
Decrease in due to / (from) affiliates	(529,007)	(1,038,691)
Increase in accrued expenses and other liabilities	1,640,765	1,049,559

Net cash provided by operating activities	610,082	616,381

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of / expenditures for real estate and improvements	(43,793,612)	(1,460,967)
Decrease in restricted cash	28,874	301,165
Distributions from real estate joint venture in excess of equity in earnings	2,034,946	66,840

Net cash used in investing activities	(41,729,792)	(1,092,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	32,279,811	434,786
Payments on mortgages payable	(87,014)	(56,649)
Deferred loan costs	(272,750)	—
Increase in restricted cash	(17,768)	(6,965)
Proceeds from issuance of common shares	16,253,771	3,989,077
Shares redeemed	(1,269,570)	(1,083,436)
Increase in unaccepted subscriptions for common stock	17,768	6,965
Selling commissions and dealer manager fees	(1,384,839)	(370,701)
Offering costs	(525,956)	(155,516)
Decrease in due from affiliates	(8,778)	(133,998)
Distributions paid	(1,267,417)	(1,020,570)
Contributions from noncontrolling interests	5,515,303	56,453
Distributions to noncontrolling interests	(398,777)	(187,554)

Net cash provided by financing activities	48,833,784	1,471,892

Net increase in cash and cash equivalents	7,714,074	995,311

Cash and cash equivalents – beginning of period	3,122,107	2,081,230

Cash and cash equivalents – end of period	$10,836,181	$3,076,541

Supplemental disclosure of non-cash investing and financing activities

Distributions payable	$641,536	$490,653

Common stockholder distributions reinvested in accordance with Distribution Reinvestment Plan	$1,262,885	$1,085,301
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,794,893	$5,475,084

See notes to condensed consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2011 and 2010 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“the Company”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on multifamily investments that produce current income. As of September 30, 2011, the Company owned interests in 12 joint ventures that own 13 income-producing properties.

	Location	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	266 Units

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Lofton Place Apartments	Tampa, Florida	1988	280 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Stone Ridge Apartments	Columbia, South Carolina	1975	191 Units

Evergreen at Coursey Place Apartments	Baton Rouge, Louisiana	2003	352 Units

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

The Company’s investment policy includes a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. The Company may also make real estate related investments, which include loans on real property such as first mortgage loans and mezzanine loans. The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of the Company is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of the Company, pursuant to an amended and restated advisory agreement, dated July 20, 2011 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of the Company and selects the real property investments and real estate related investments it makes, subject to oversight by the board of directors of the Company. Paladin Advisors also provides marketing, sales and client services on behalf of the Company.

On February 23, 2005, the Company’s initial public offering (the “Initial Offering”) was declared effective, and the Company commenced its offering efforts. The Initial Offering terminated on July 28, 2008 in connection with the commencement of the Company’s follow-on offering (the “Follow-On Offering” and collectively with the Initial Offering, the “Offerings”) on July 28, 2008. As of September 30, 2011, the Company had received proceeds of $70,870,469 for 7,146,136 shares in the Offerings.

The Company owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of September 30, 2011 and December 31, 2010, Paladin Advisors held a 0.3% and 0.4% limited partnership interest, respectively, and the Company held a 99.7% and 99.6% general partnership interest in Paladin OP, respectively.

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

If an investment was determined to be a VIE, the Company thereafter performed an analysis to determine if the Company is the primary beneficiary of the VIE. U.S. generally accepted accounting principles (“GAAP”) require a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity it must have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Noncontrolling Interests

Background

Noncontrolling interests are presented and disclosed as a separate component of equity (not as a liability or other item outside of permanent equity). Consolidated net income includes the noncontrolling interest’s share of income. Income and losses are allocated to the noncontrolling interest holder based on the ordinary income allocation section of the respective operating agreement. The calculation of earnings per share continues to be based on income amounts attributable to the Company. All changes in the Company’s ownership interest in a subsidiary are accounted for as equity transactions if the Company retains its controlling financial interest in the subsidiary.

Presentation

As of September 30, 2011 and December 31, 2010, the Company’s noncontrolling interests represent noncontrolling ownership interests in joint ventures controlled by the Company through ownership or contractual arrangements. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity.

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

Real Estate and Depreciation

Land is carried at cost. Building and improvements, furniture, fixtures, and equipment, in-place leases, and tenant improvements are stated at cost, less accumulated depreciation and amortization. The Company allocates the purchase price of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating the purchase price to an acquired property, the Company allocates the purchase price to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. In some circumstances, the Company engages real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however, the Company is ultimately responsible for the purchase price allocation. The Company depreciates the buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the buildings and improvements and from 5 to 7 years for furniture, fixtures and equipment, using the straight line basis. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from 3 to 24 months, using the straight line basis. This amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review the Company’s investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. There were no impairment charges taken for the nine months ended September 30, 2011 and 2010.

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

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and furniture, fixtures and equipment) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building and improvements based on management’s determination of relative fair values of these assets. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and management’s estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases. The value of in-

place leases is based on the estimated loss of revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased.

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

Restricted Cash

Restricted cash included $139,691 and $121,923 as of September 30, 2011 and December 31, 2010 respectively, for subscription proceeds held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and the Company receives the subscription proceeds. At September 30, 2011 and December 31, 2010, restricted cash also included $2,511,022 and $1,392,794, respectively, held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders.

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

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the nine months ended September 30, 2011 and 2010 in the accompanying condensed consolidated financial statements.

The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years since January 1,

2008 and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the nine months ended September 30, 2011 and 2010.

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

The Company’s average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the quarter ended September 30, 2011, the average book value of the Company’s assets before reserves for depreciation or bad debts or other similar non-cash reserves is approximately $184,600,000. The Company’s net income, as defined in the Advisory Agreement, for any period is equal to the Company’s total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under GAAP (including the asset management fee), but excluding organization and offering expenses, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

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

Per Share Data

The Company presents both basic and diluted loss per share (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. There were no unvested shares of restricted stock as of September 30, 2011. Excluded from the dilutive EPS calculation is the directors’ unvested shares of restricted stock totaling 8,000 for the six months ended September 30, 2010, because their effect would be anti-dilutive.

Unaccepted Subscriptions for Common Stock

Unaccepted subscriptions for shares of the Company’s common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of September 30, 2011 and December 31, 2010.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, investments in real estate joint ventures, other assets, distributions payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of September 30, 2011, the mortgage loans payable had an estimated fair value of approximately $164.3 million compared to the carrying value of $153.3 million. As of December 31, 2010, the mortgage loans payable had an estimated fair value of approximately $127.8 million compared to the carrying value of $121.1 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of September 30, 2011 and December 31, 2010.

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

The Company records compensation expense for the restricted common stock using the straight-line attribution method, assuming no forfeitures. For the nine months ended September 30, 2011 and 2010, the Company recorded $16,821 and $109,464, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no unamortized compensation costs on non-vested shares at September 30, 2011 and December 31, 2010.

As of September 30, 2011, there were no shares of restricted stock that were unvested. Effective January 3, 2011, Mr. Harvey Lenkin resigned from the Company’s board of directors and forfeited 2,000 shares of restricted stock.

3. Investments

Investments in Real Estate

As of September 30, 2011, the Company held the following investments in real estate:

	Paladin OP Ownership %	Property	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Springhurst Housing Partners, LLC	70.0%	Champion Farms Apartments	2000	264 Units

Glenwood Housing Partners I, LLC	83.0%	Fieldstone Apartments	2001	266 Units

KC Pinehurst Associates, LLC	97.5%	Pinehurst Apartment Homes	1986 and 1988; renovated in 2006	146 Units

KC Pheasant Associates, LLC	97.5%	Pheasant Run Apartments	1985; renovated in 2003 and 2004	160 Units

KC Retreat Associates, LLC	97.5%	The Retreat Apartments	1984; renovated in 2004 and 2005	342 Units

Park Hill Partners I, LLC	49.0%	Hilltop Apartments	1986	124 Units

FPA/PRIP Conifer, LLC	42.5%	Conifer Crossing	1981	420 Units

Evergreen at Lofton Place, LLC	60.0%	Lofton Place Apartments	1988	280 Units

Morgan Beechwood, LLC	82.3%	Beechwood Garden Apartments	1967; renovated in 2003 and 2004	160 Units

DT Stone Ridge, LLC	68.5%	Stone Ridge Apartments	1975	191 Units

Evergreen at Coursey Place Sole Member, LLC	51.7%	Evergreen at Coursey Place Apartments	2003	352 Units

Office

FPA/PRIP Governor Park, LLC	47.7%	Two and Five Governor Park	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

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

PRIP Coursey contributed $5,000,000 in cash to acquire a 51.7% interest in the Coursey Joint Venture. ERES Coursey, LLC (“ERES Coursey”), an unaffiliated third party, holds a 48.3% interest in the Coursey Joint Venture, which is comprised of a Class A equity interest based on $1,686,048 in cash contributed to the Coursey Joint Venture prior to the closing (the “Class A Equity”) and a Class B equity interest based on an estimated unrealized gain of $2,979,255 in Coursey Place for the period held by ERES prior to sale (the “Class B Equity”). The Company’s equity and the Class A Equity together form a senior equity tranche (the “Senior Equity”) in the Coursey Joint Venture.

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

The Company’s investment in the Coursey Joint Venture was funded with proceeds from the Follow-On Offering. In connection with the investment, the Company paid an acquisition fee to Paladin Advisors of $296,152 pursuant to the terms of the Advisory Agreement. The Company will also pay Paladin Advisors an annual asset management fee of $59,232 pursuant to the terms of the Advisory agreement, which is less than the maximum fee allowed.

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2011.

Property	Location	Date Acquired	Land	Building and Improvements	In-place Leases
Stone Ridge Apartments	Columbia, SC	3/30/2011	$1,760,048	$3,294,519	$114,735
Evergreen at Coursey Place Apartments	Baton Rouge, LA	7/28/2011	$3,876,495	$33,250,599	$129,000

The following unaudited pro forma condensed consolidated financial statements for the three and nine month periods ended September 30, 2011 and 2010, include pro forma adjustments related to the acquisitions during 2011, comprised of Stone Ridge Apartments and Evergreen at Coursey Place Apartments, including the related financings.

On a pro forma basis, the Company assumes all acquisitions had been consummated as of January 1, 2010 and the common shares outstanding as of the September 30, 2011 were outstanding as of January 1, 2010. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 2010, nor does it purport to represent the results of operations for future periods.

Pro Forma Financial Information

	For the three months ended September 30, 2011
	Historical	Pro Forma Adjustments	As Adjusted
	(unaudited)	(unaudited)	(unaudited)
Total Revenues	$6,306,935	$365,597	$6,672,532
Net loss attributable to Company	$(1,261,379)	$(5,398)	$(1,266,777)
Net loss per common share, basic and diluted	$(0.20)		$(0.19)
Weighted average number of common shares outstanding, basic and diluted	6,390,060		6,706,506

	For the nine months ended September 30, 2011
	Historical	Pro Forma Adjustments	As Adjusted
	(unaudited)	(unaudited)	(unaudited)
Total Revenues	$17,057,206	$2,831,351	$19,888,557
Net loss attributable to Company	$(2,325,173)	$(91,699)	$(2,416,872)
Net loss per common share, basic and diluted	$(0.40)		$(0.36)
Weighted average number of common shares outstanding, basic and diluted	5,788,423		6,706,506

	For the three months ended September 30, 2010
	Historical	Pro Forma Adjustments	As Adjusted
	(unaudited)	(unaudited)	(unaudited)
Total Revenues	$5,015,161	$1,368,965	$6,384,126
Net loss attributable to Company	$(869,498)	$(70,107)	$(939,605)
Net loss per common share, basic and diluted	$(0.18)		$(0.14)
Weighted average number of common shares outstanding, basic and diluted	4,851,404		6,706,506

	For the nine months ended September 30, 2010
	Historical	Pro Forma Adjustments	As Adjusted
	(unaudited)	(unaudited)	(unaudited)
Total Revenues	$14,928,885	$4,106,893	$19,035,778
Net loss attributable to Company	$(2,221,524)	$(210,323)	$(2,431,847)
Net loss per common share, basic and diluted	$(0.47)		$(0.36)
Weighted average number of common shares outstanding, basic and diluted	4,722,062		6,706,506

801 Fiber Optic Drive

On April 28, 2011, PRIP 801, LLC, a joint venture between Paladin OP, and 801 FO, LLC, an unrelated third party, sold 801 Fiber Optic Drive, a 56,336 square foot industrial property distribution facility located on 10.95 acres in North Little Rock, Arkansas, for $4,175,000. At the time of sale, the Company owned a 79.0% interest in PRIP 801, LLC, and 801 FO, LLC owned the remaining 21.0% interest in PRIP 801, LLC.

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

The Company accounted for its investment in PRIP 801, LLC under the equity method of accounting since control was shared with the joint venture partner. Condensed financial information of PRIP 801, LLC, is summarized as follows:

Condensed Balance Sheets

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS

Investment in real estate, net	$—	$3,692,244

Other Assets, net	20,401	119,479

Total Assets	$20,401	$3,811,723

LIABILITIES AND MEMBERS’ EQUITY

Mortgage loan payable	$—	$1,357,287

Other Liabilities	—	28,180

Members’ Equity	20,401	2,426,256

Total Liabilities and Members’ Equity	$20,401	$3,811,723

Company’s share of Members’ Equity	$16,116	$1,938,516

Condensed Statements of Operations

(unaudited)

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010

Revenues and interest income	$6	$84,548	$4,286,212	$253,848

Expenses	(2,136)	(54,801)	(3,897,068)	(166,448)

Net income (loss)	$(2,130)	$29,747	$389,144	$87,400

Company’s share of net income (loss)*	$(1,683)	$22,013	$285,650	$64,676

*	The difference in the Company’s percentage of members’ equity and the Company’s percentage of net income reflected above compared to the Company’s balance sheets and statements of operations is attributable to the amortization expense of acquisition costs incurred by the Company.

4. Mortgages Payable

Mortgage loans payable consist of the following:

	September 30, 2011	December 31, 2010
Mortgage loan payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by Champion Farms Apartments property (1)	$16,350,000	$16,350,000

Mortgage loan payable—interest only at a fixed rate of 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,472,937	16,500,000

Mortgage loan payable—principal and interest at a fixed rate of 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,503,327	4,563,278

Mortgage loan payable—interest only at a fixed rate of 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000

Mortgage loan payable—interest only at a fixed rate of 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	13,600,000

Mortgage loan payable—interest only at a fixed rate of 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	4,250,000

Mortgage loan payable—interest only at a fixed rate of 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,700,000	28,700,000

Mortgage loan payable—interest only at a fixed rate of 7.00% payable monthly until the loan matures on December 19, 2011, secured by the Two and Five Governor Park properties (7)	10,539,988	10,260,177

Mortgage loan payable-interest only at a fixed rate of 5.66% payable monthly until November 1, 2011, after which principal and interest are due until the loan matures on October 1, 2019, secured by the Lofton Place Apartments property (8)	12,000,000	12,000,000

Mortgage loan payable—interest only at a fixed rate of 5.49% payable monthly until February 1, 2012, after which principal and interest are due until the loan matures on January 1, 2020, secured by the Beechwood Gardens Apartments property (9)	8,661,000	8,661,000

Mortgage loan payable—interest only at a fixed rate of 6.5% payable monthly until the loan matures on April 9, 2012, secured by the Stone Ridge Apartments property (10)	3,500,000	—

Mortgage loan payable—interest only at a fixed rate of 5.07% payable monthly until the loan matures on August 1, 2021, secured by the Evergreen at Coursey Place Apartments property (11)	28,500,000	—

Total mortgage loans payable	$153,327,252	$121,134,455

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition, the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
(3)	The loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable.
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
(11)	The loan will mature on August 1, 2021. Except if the loan is assigned to a Real Estate Mortgage Investment Conduit (REMIC), the loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. In addition, the loan is guaranteed by Charles M. Thompson, an affiliate of ERES Coursey not otherwise affiliated with the Company, but only upon the occurrence of certain limited events.

The loan agreements contain various covenants, which among other things, limit the ability of the borrower to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interest in the property among others. The loan agreements also contain certain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable. As of September 30, 2011, the Company is in compliance with its debt covenants.

The Company’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be the Company’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of the Company’s assets before non-cash reserves and depreciation. As of September 30, 2011, the Company’s borrowings did not exceed 300% of the value of its net assets.

5. Related Party Transactions

In connection with the Follow-On Offering, the Company entered into a dealer manager agreement dated February 6, 2008 (the “Follow-On Dealer Manager Agreement”) with Paladin Realty Securities, LLC (now known as KBR Capital Markets, LLC) (the “Dealer Manager”), a wholly owned subsidiary of Paladin Advisors until the sale of the Dealer Manager to KBR Capital Partners, LLC, an unaffiliated third party, on September 1, 2011. Pursuant to the terms of the Follow-On Dealer Manager Agreement, the Company pays the Dealer Manager selling commissions of 6.0% of the gross offering proceeds from the sale of shares of the Company’s common stock in its primary offering and the Company does not pay any commission from the sale of shares of its common stock pursuant to its distribution reinvestment plan. The Company also pays the Dealer Manager a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of shares of the Company’s common stock in its primary offering. The Dealer Manager may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers.

For the period during the nine months ended September 30, 2011 that the Dealer Manager was a subsidiary of Paladin Advisors, the Company incurred $1,219,788 in selling commissions and dealer manager fees to the Dealer Manager.

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offerings as well as reimbursement for organization and offering costs, and certain other costs, incurred by Paladin Advisors on behalf of the Company.

Amounts due (to) from Affiliates

	September 30, 2011	December 31, 2010
General and administrative expenses due to affiliates (1)	$(368,232)	$(897,239)

Organization and offering costs due from affiliates (2)	431,759	422,981

Total due from (to) affiliates	$63,527	$(474,258)

Unrecognized organization and offering costs (3)	$8,285,500	$8,246,784

(1)	Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the three months ended September 30, 2011, the Company incurred $392,395 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $415,601 of general and administrative expenses in its condensed consolidated statement of operations with the additional amount of $23,206, which was incurred in the current year by Paladin Advisors and recorded as due to affiliate. During the nine months ended September 30, 2011, the Company incurred $1,066,024 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $1,117,144 of general and administrative expenses in its condensed consolidated statement of operations with the additional amount of $51,120, which was incurred by Paladin Advisors in the current year and recorded as due to affiliate. Pursuant to the Advisory Agreement, the Company paid $103,151 in asset management fees due to Paladin Advisors for its 13 properties owned during the three months ended September 30, 2011 and $295,916 for its 14 properties owned during the nine months ended September 30, 2011. For each of these properties, from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. Due to affiliate in the accompanying condensed consolidated balance sheet includes $45,993 of unreimbursed general and administrative expenses, which are within the 2%/25% Rule. During the nine months ended September 30, 2011, in accordance with the Advisory Agreement, the Company reimbursed Paladin Advisors $575,000 of previously accrued general and administrative expenses, paid on January 4, 2011. During the three months ended September 30, 2010 the Company reimbursed Paladin Advisors $39,078 of current general and administrative expenses. As of September 30, 2011, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.
(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or the Dealer Manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the Dealer Manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. Organization and offering costs due from affiliates of $431,759 represents such costs in excess of the 3% limitation and are due within 60 days after the end of the Follow-On Offering. For the nine months ended September 30, 2011, the Company paid $534,735 of offering costs. Due to the application of the 3.0% limitation, the Company recognized $525,956, which was charged to stockholders’ equity with the additional amount of $8,779 recorded as due from affiliate. Paladin Advisors is required to reimburse the current balance of $431,759 within 60 days after the end of the Follow-On Offering.
(3)	Not reflected in the condensed consolidated financial statements at September 30, 2011 and December 31, 2010 as these amounts have exceeded the 3.0% limitation as described above in Note 2 and only become payable to Paladin Advisors or its affiliates in future periods as the Company receives additional proceeds from offerings which do not exceed such 3% limitation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the SEC contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding our intent, belief or current expectations and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	use of proceeds of our Follow-On Offering (defined below).

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

Overview

We are a Maryland corporation formed on October 31, 2003 to invest in a diversified portfolio of high quality investments with a primary focus on investments that produce current income. We intend to invest in a variety of real estate property types, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We also may invest in loans on real property such as mortgage loans and mezzanine loans, which we refer to as real estate related investments. To date, we have chosen to invest primarily in apartments.

Subject to certain restrictions and limitations, our business is managed by our affiliate, Paladin Realty Advisors, LLC (“Paladin Advisors”), pursuant to an amended and restated advisory agreement, dated July 20, 2011(the “Advisory Agreement”). Paladin Advisors supervises and manages our day-to-day operations and selects the real property investments and real estate related investments it makes, subject to oversight by our board of directors. Paladin Advisors also provides marketing, sales and client services on our behalf.

We own our assets and conduct our operations through Paladin Realty Income Properties, L.P., our operating partnership (“Paladin OP”). As of September 30, 2011 and December 31, 2010, Paladin Advisors held a 0.3% and 0.4% limited partnership interest, respectively, and we held a 99.7% and 99.6% general partnership interest in Paladin OP, respectively.

On February 23, 2005, our initial public offering (the “Initial Offering”) was declared effective and we commenced our offering efforts. The Initial Offering terminated on July 28, 2008, in connection with the commencement of our follow-on offering (the “Follow-On Offering” and collectively with the Initial Offering, the “Offerings”) on July 28, 2008. As of September 30, 2011, we had received proceeds of $70,870,469 for 7,146,136 shares in the Offerings.

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

Portfolio Summary

As of September 30, 2011, we owned interests in 12 joint ventures that own 13 income-producing properties:

	Location	Year Built	Number of Units/Rentable Square Feet
Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	266 Units

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Lofton Place Apartments	Tampa, Florida	1988	280 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Stone Ridge Apartments	Columbia, South Carolina	1975	191 units

Evergreen at Coursey Place Apartments	Baton Rouge, Louisiana	2003	352 units

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft.; 53,048 Sq. Ft.

Each of our 13 real estate investments owned as of September 30, 2011 is structured as a joint venture with an unaffiliated thirdparty. Our financial statements present the operations of Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments, Beechwood Gardens Apartments, Stone Ridge Apartments and Coursey Place Apartments on a consolidated basis. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the noncontrolling interests held by our joint venture partners. As structured as of September 30, 2011, our investment in Champion Farms Apartments represented a 70% ownership interest, our investment in Fieldstone Apartments an 83% ownership interest, our investment in Pheasant Run Apartment a 97.5% ownership interest, our investment in Pinehurst Apartment Homes a 97.5% ownership interest, our investment in the Retreat Apartments a 97.5% ownership interest, our investment in Hilltop Apartments a 49% ownership interest, our investment in Conifer Crossing a 42.5% ownership interest, our investment in Two and Five Governor Park a 47.7% interest, our investment in Lofton Place Apartments a 60% ownership interest, our investment in Beechwood Gardens Apartments an 82.3% ownership interest, our investment in Stone Ridge Apartments a 68.5% ownership interest and our investment Coursey Place Apartments a 51.7% ownership interest. However, by the terms of the joint ventures for Champion Farms and Fieldstone Apartments we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least an 8.25% return on our invested capital. By the terms of the joint ventures for Pinehurst Apartment Homes and Pheasant Run Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for the Retreat Apartment and Hilltop Apartments, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 12.0% return on our invested capital. By the terms of the joint venture for Conifer Crossing, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least an 8.5% return on our invested capital. By the terms of the joint venture for Two and Five Governor Park, we are entitled to 100% of available cash flow from each property as a priority distribution until we receive at least a 9.0% return on our invested capital. By the terms of the joint ventures for Lofton Place Apartments and Beechwood Gardens Apartments, we are entitled to 100% of available cash flow from the properties as a priority distribution until we receive at least a 10.0% return on our invested capital. By the terms of the joint ventures for Stone Ridge Apartments and Coursey Place Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a 15.0% return on our invested capital.

Acquisition of Interest in Evergreen at Coursey Place Apartments

On July 28, 2011, our subsidiary, PRIP Coursey, LLC, acquired an interest in Evergreen at Coursey Place Apartments (“Coursey Place Apartments” or “Coursey Place”) located in Baton Rouge, Louisiana. Since 2008, Coursey Place has been indirectly owned by Evergreen at Coursey Place Sole Member, LLC (the “Coursey Joint Venture”). PRIP Coursey, LLC holds a 51.7% membership interest in the Coursey Joint Venture, and ERES Coursey, LLC, an unaffiliated third party, holds the remaining 48.3% membership interest. In connection with our acquisition of our interest in the Coursey Joint Venture, Coursey Place was recapitalized, which we anticipate will enhance management’s ability to increase income by relieving the debt service burden and providing needed capital for capital improvements to stimulate growth.

Critical Accounting Policies

A comprehensive enumeration of our significant accounting policies, which are unchanged, is presented in our consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Rental income for the quarter ended September 30, 2011 was $5,660,702, compared to $4,553,475 for the quarter ended September 30, 2010. Our rental income has increased due to the acquisition of Stone Ridge Apartments on March 30, 2011 and the acquisition of Coursey Place Apartments on July 28, 2011. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our current investments in real properties and future real property investments and real estate related investments.

Other income for the quarter ended September 30, 2011 was $642,189, compared to $459,324 for the quarter ended September 30, 2010. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. Other income increased primarily due to the acquisitions of Stone Ridge Apartments and Coursey Place Apartments.

Property operating expenses for the quarter ended September 30, 2011 were $2,539,312 compared to $2,136,417 for the quarter ended September 30, 2010. Property operating expenses increased mainly due to the acquisitions of Stone Ridge Apartments and Coursey Place Apartments. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our current investments in real properties and future real property investments and real estate related investments.

Real estate taxes were $522,428 for the quarter ended September 30, 2011, compared to $410,675 for the quarter ended September 30, 2010. Real estate taxes increased primarily due to the acquisitions of Stone Ridge Apartments and Coursey Place Apartments.

General and administrative expenses were $415,601 for the quarter ended September 30, 2011 compared to $414,956 for the quarter ended September 30, 2010.

Interest expense, including amortization of deferred financing costs, was $2,312,976 for the quarter ended September 30, 2011compared to $1,924,814 for the quarter ended September 30, 2010. The increase in interest expense was primarily related to the acquisition of Stone Ridge Apartments and Coursey Place Apartments.

Depreciation and amortization expense was $1,449,448 for the quarter ended September 30, 2011, and $1,359,177for the quarter ended September 30, 2010. The increase in depreciation and amortization expense was primarily related to the acquisitions of Stone Ridge Apartments and Coursey Place Apartments offset by a decrease related to the fact that the amortization of in-place leases for our acquisitions made in 2009 were fully amortized at December 31, 2010.

Equity in earnings (loss) from real estate joint venture was ($1,683) for the quarter ended September 30, 2011 compared to $21,341 for the quarter ended September 30, 2010. The decrease relates to the sale of 801 Fiber Optic Drive.

Loss allocated to noncontrolling interests was $298,583 for the quarter ended September 30, 2011, compared to $340,039 for the quarter ended September 30, 2010. The change was due mainly to acquisitions of properties in 2011 and to the allocation of profits or losses of each project.

Net loss attributable to us was $1,261,379 for the quarter ended September 30, 2011, compared to net loss attributable to us of $869,498 for the quarter ended September 30, 2010, primarily due to the net impact of the items discussed above.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Rental income for the nine months ended September 30, 2011 was $15,404,599 compared to $13,554,098 for the nine months ended September 30, 2010. Our rental income has increased due to the acquisitions of Stone Ridge Apartments and Coursey Place Apartments. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our current investments in real properties and future real property investments and real estate related investments.

Other income for the nine months September 30, 2011 was $1,640,051 compared to $1,367,634 for the nine months ended September 30, 2010. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. Other income increased primarily due to the acquisition of Stone Ridge Apartments.

Property operating expenses for the nine months ended September 30, 2011 were $6,678,260 compared to $6,062,063 for the nine months ended September 30, 2010. Property operating expenses increased mainly due to the acquisitions of Stone Ridge Apartments and Coursey Place Apartments. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our current investments in real properties and future real property investments and real estate related investments.

Real estate taxes were $1,404,193 for the nine months ended September 30, 2011, compared to $1,248,335 for the nine months ended September 30, 2010. Real estate taxes increased primarily due to the acquisitions of Stone Ridge Apartments and Coursey Place Apartments.

General and administrative expenses were $1,117,144 for the nine months ended September 30, 2011 compared to $1,156,279 for the nine months ended September 30, 2010.

Interest expense, including amortization of deferred financing costs, was $6,181,474 for the nine months ended September 30, 2011 compared to $5,699,371 for the nine months ended September 30, 2010. The increase in interest expense was primarily related to the acquisitions of Stone Ridge Apartments and Coursey Place Apartments.

Depreciation and amortization expense was $3,920,660 for the nine months ended September 30, 2011, and $4,007,808 for the nine months ended September 30, 2010. The decrease in depreciation and amortization expense was primarily related to the acquisitions of Stone Ridge Apartments and Coursey Place Apartments offset by a decrease related to the fact that the amortization of in-place leases for our acquisitions made in 2009 were fully amortized at December 31, 2010.

Equity in earnings from real estate joint venture was $173,104 for the nine months ended September 30, 2011 compared to $62,660 for the nine months ended September 30, 2010. The increase relates to the gain on sale of 801 Fiber Optic Drive.

Loss allocated to noncontrolling interests was $736,574 for the nine months ended September 30, 2011, compared to $960,787 for the nine months ended September 30, 2010. The change was due mainly to acquisitions of properties in 2011 and to the allocation of profits and losses of each project.

Net loss attributable to us was $2,325,173 for the nine months ended September 30, 2011, compared to net loss attributable to us of $ 2,221,524 for the nine months ended September 30, 2010, primarily due to the net impact of the items discussed above.

Related Party Transactions and Agreements

Selling Commissions and Dealer Manager Fees. KBR Capital Markets, LLC (formerly Paladin Realty Securities, LLC) is the Dealer Manager for the Follow-On Offering. On September 1, 2011, Paladin Advisors sold the Dealer Manager to KBR Capital Partners, LLC, an unaffiliated third party. Pursuant to the terms of the Dealer Manager Agreement for the Follow-On Offering, we pay the Dealer Manager selling commissions of 6.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we do not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay the Dealer Manager a dealer manager fee during our Follow-On Offering of up to 3.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. The Dealer Manager may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the period during the nine months ended September 30, 2011 that the Dealer Manager was a subsidiary of Paladin Advisors, we incurred $1,219,788 in selling commissions and dealer manager fees to the Dealer Manager.

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

We recognized organization and offering costs of $525,956 as of September 30, 2011. Such costs only become our liability when they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recognized by us, organization costs are charged to stockholders’ equity. For the nine months ended September 30, 2011, we paid $534,735 of offering costs. Due to the application of the 3.0% limitation, we recognized $525,956, which was charged to stockholders’ equity with the additional amount of $8,779 recorded as due from affiliate. Paladin Advisors is required to reimburse the current balance of $431,759 within 60 days after the end of the Follow-On Offering.

As of September 30, 2011, we have recognized a cumulative total of $1,966,056 of organization and offering costs. Subject to the 3.0% limitation, the remaining $8,285,500 in organization and offering costs, as of September 30, 2011 may be recognized in future periods as we receive additional proceeds of our offering.

Expense Reimbursement. Pursuant to the terms of the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must pay us quarterly any amounts by which our operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”), unless a majority of independent directors approves reimbursement of any excess. We will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. Our average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the quarter ended September 30, 2011, the average book value of our invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $184,600,000. Our net income, as defined in the Advisory Agreement, for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under GAAP including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, we recognize an expense for operating expenses paid on our behalf by Paladin Advisors that do not cause an excess to the 2%/25% Rule. Additionally, Paladin Advisors must pay any expenses in excess of the 2%/25% Rule to us within 60 days after the end of each fiscal quarter for the 12 months then ended, unless a majority of the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by us at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of September 30, 2011 there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended September 30, 2011, our general and administrative expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended September 30, 2011, $60,328 was paid by Paladin Advisors.

For the nine months ended September 30, 2011, we recognized $1,117,144 of general and administrative expenses, including $51,120 paid on our behalf by Paladin Advisors in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule.

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

During the nine months ended September 30, 2011, we paid $359,876 to Paladin Advisors for the acquisitions of Stone Ridge Apartments and Coursey Place Apartments.

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

During the three months ended September 30, 2011, we paid Paladin Advisors $103,151 for asset management fees earned for the three months ended September 30, 2011. During the nine months ended September 30, 2011, we paid Paladin Advisors $295,916 for asset management fees earned for the nine months ended September 30, 2011.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2011, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $14,867,321 from the sale of 1,627,023 common shares in our Follow-On Offering; and

•	net operating income of $8,962,197 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our condensed consolidated statement of operations entitled “Net Loss Attributable to Company” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss attributable to us for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30, 2011	September 30, 2010

Net Operating Income	$8,962,197	7,611,334
Equity in earnings from real estate joint venture	173,104	62,660
Interest income	12,556	7,153
Depreciation and amortization expense	(3,920,660)	(4,007,808
Interest expense, including amortization of deferred loan costs	(6,181,474)	(5,699,371)
General and administrative expenses	(1,117,144)	(1,156,279)
Noncontrolling interests	736,574	960,787
Acquisition costs	(990,326)	—

Net loss attributable to Company	$(2,325,173)	(2,221,524)

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

Net cash provided by operating activities for the nine months ended September 30, 2011 was $610,082 compared to net cash provided by operating activities of $616,381 for the nine months ended September 30, 2010.

Net cash used in investing activities for the nine months ended September 30, 2011 was $41,729,792, which included $43,793,612 relating to acquisition of and expenditures for real estate and improvements partially offset by a decrease in restricted cash of $28,874 and distributions from real estate joint ventures in excess of equity in earnings of $2,034,946. Net cash used in investing activities for the nine months ended September 30, 2010 was $1,092,962, which included $1,460,967 relating to expenditures for real estate and improvements partially offset by a decrease in restricted cash of $301,165 and distributions from real estate joint venture in excess of equity in earnings of $66,840.

Net cash provided by financing activities was $48,833,784 for the nine months ended September 30, 2011 primarily related to $32,279,811 of borrowings from mortgage lenders, $16,253,771 in proceeds from the issuance of shares of common stock in our Follow-On Offering and $5,515,303 of contributions from noncontrolling interests partially offset primarily by $87,014 of payments on mortgage payable, $272,750 of deferred loan costs, $1,384,839 of selling commissions and dealer manager fees, $525,956 of offering costs, $8,778 decrease in due from affiliates, $1,267,417 of distributions paid, $1,269,570 of shares redeemed and $398,777 of distributions to noncontrolling interests. Net cash provided by financing activities was $1,471,892 for the nine months ended September 30, 2010 primarily related to $3,989,077 in proceeds from the issuance of common shares in our Offering, $434,786 of borrowings from mortgages payable and $56,453 of contributions from noncontrolling interests offset primarily by $56,649 of payments on mortgages payable, $1,083,436 of shares redeemed, $370,701 of selling commissions and dealer manager fees, $155,516 of offering costs, $133,998 decrease in due to affiliates, $1,020,570 of distributions paid and $187,554 of distributions to noncontrolling interests.

Mortgages Payable

We have mortgage loans in an aggregate amount of $153,327,252 outstanding, incurred in connection with our acquisitions. These mortgage notes payable are described in detail in Note 4 to our condensed consolidated financial statements included herein.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of September 30, 2011, our leverage did not exceed 300% of the value of our net assets.

Distributions

We paid $2,530,302 in distributions during the nine months ended September 30, 2011. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

Month	Annualized Rate Declared (1)	Date Paid	Total Distribution
December 1, 2010 to December 31, 2010	6.0%	January 18, 2011	$256,107
January 1, 2011 to January 31, 2011	6.0%	February 15, 2011	$259,036
February 1, 2011 to February 28, 2011	6.0%	March 15, 2011	$237,976
March 1, 2011 to March 31, 2011	6.0%	April 15, 2011	$274,056
April 1, 2011 to April 30, 2011	6.0%	May 16, 2011	$274,871
May 1, 2011 to May 31, 2011	6.0%	June 15, 2011	$293,241
June 1, 2011 to June 30, 2011	6.0%	July 15, 2011	$292,114
July 1, 2011 to July 31, 2011	6.0%	August 15, 2011	$316,440
August 1, 2011 to August 31, 2011	6.0%	September 15, 2011	$326,461

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On August 31, 2011, our board of directors declared distributions for the month of September 2011 that totaled approximately $323,000 when paid on October 17, 2011. On September 26, 2011, our board of directors declared distributions for the month of October 2011 that will total approximately $343,000 when paid on November 15, 2011. On October 26, 2011, our board of directors declared distributions for the month of November 2011 that will total approximately $342,000 when paid on December 15, 2011.

Of the $2,530,302 in distributions noted above for the nine months ended September 30, 2011, $1,267,417 was paid in cash and $1,262,885 was paid through the distribution reinvestment plan in the form of additional shares issued. For the nine months ended September 30, 2011, distributions paid to stockholders of $2,530,302 exceeded net cash provided by operating activities of $610,082 and funds from operations, or FFO (as further defined and discussed below in “Our Performance—Funds from Operations”), attributable to the Company of $529,647. From inception through September 30, 2011, the cumulative distributions paid to stockholders of $10,879,538 exceeded cumulative net cash provided by operating activities of $2,755,116 and cumulative FFO attributable to the Company of $188,777. As a result, portions of the cumulative distributions paid as of September 30, 2011 have been paid with sales proceeds from the sale of our investment in 801 Fiber Optic or offering proceeds.

Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. The repayment of these deferred expenses has impacted, and may continue to impact our ability to pay distributions from cash flow from operations or at all. During 2010, in accordance with the Advisory Agreement, we reimbursed Paladin Advisors $1,725,000 of previously accrued general and administrative expenses, and in the first nine months of 2011, we have reimbursed Paladin Advisors an additional $575,000 of previously accrued general and administrative expenses. These reimbursements have reduced our cash flow provided by operating activities and therefore our ability to fund distributions therefrom.

For the nine months ended September 30, 2011, Paladin Advisors and its affiliates had incurred on our behalf $66,235 in general and administrative expenses and for which we reimbursed Paladin Advisors $15,115 for such amounts on March 25, 2011 and $5,127 on September 29, 2011. The remaining $45,993 has not yet been reimbursed to Paladin Advisors. Pursuant to the terms of the Advisory Agreement, Paladin Advisors has deferred (without interest) repayment of these expenses. The payment of these obligations may impact our ability to pay future distributions. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. Should Paladin Advisors not defer any such expenses, and we pay such expenses on a current basis, the payment of these obligations could adversely impact our ability to pay distributions in future periods as well as potentially adversely impact the value of an investment in us.

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

The amount of distributions to be distributed to our stockholders in the future will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of distributions (including whether Paladin Advisors continues to pay expenses and/or defer reimbursement of expense payments or fees), our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code, and any limitations imposed by the terms of indebtedness we may incur and other factors.

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

Management adjusted the way in which it determines depreciation attributable to non-controlling interests to be consistent with the method in which income is distributed to the controlling and non-controlling members, in accordance with the respective partnership agreements. As a result, FFO for the nine months ended September 30, 2010 was increased by $91,666 to make it comparative to the current period.

The following is the calculation of FFO for each of the nine months ended September 30, 2011 and 2010.

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Net loss	$(3,061,747)	$(3,182,311)
Add:
Depreciation and amortization – consolidated entities	3,920,660	4,007,808
Depreciation and amortization—unconsolidated entities	10,646	51,495
Less:
Gain on sale of real estate joint venture	(168,657)	—

FFO	$700,920	$876,992
Less: Noncontrolling interests	(171,255)	(274,938)

FFO attributable to Company	$529,647	$602,054
FFO per share-basic	$0.09	$0.13
FFO per share-diluted	$0.09	$0.13
Weighted average number of shares outstanding—basic	5,788,423	4,722,062
Weighted average number of shares outstanding—diluted	5,788,423	4,725,138

Significant Items Included in Net Loss:

•	Acquisition fees and expenses related to the purchase of real estate of approximately $990,326 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes to our exposure to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES.

As of September 30, 2011, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of our Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering includes up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. As of September 30, 2011, we had sold 7,146,136 shares of common stock in the Offerings, raising gross proceeds of $70,870,469. From this amount, we have incurred $5,910,423 in selling commissions and dealer manager fees to our dealer managers and $10,420,165 in organization and offering costs (of which $2,134,065 has been recorded in our financial statements). As of September 30, 2011, we had net offering proceeds from the Offerings of $62,825,797. We used a combination of net offering proceeds and debt to purchase our interests in 13 properties, to pay $2,161,339 in acquisition or origination fees and $1,466,105 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through September 30, 2011, see our financial statements included in this report.

During the quarter ended September 30, 2011, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	15,956	$9.30	15,956	(1)
August 1, 2011 to August 31, 2011	16,857	$9.30	16,857	(1)
September 1, 2011 to September 30, 2011	18,351	$9.30	18,351	(1)

Total	51,164		51,164

(1)	We adopted a share redemption program effective February 28, 2005, as amended effective as of August 28, 2008, June 6, 2009 and September 21, 2011. We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) we will limit the number of shares redeemed pursuant to our share redemption program during any calendar year to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan, except for minimum account redemptions as described below.

In order to enhance the administrative efficiency of our share redemption program, our board of directors adopted and approved an amendment to our share redemption program on August 3, 2011(the “Amended SRP”), which was effective as of September 21, 2011, 30 days after we provided written notice of the amendment to our stockholders . The Amended SRP provides that in the event that any stockholder who has requested that such stockholder’s shares be redeemed pursuant to the share redemption program, ceases to hold at least 50 shares of our common stock, we may redeem all of the shares held by that stockholder at the redemption price in effect on the date we determines that the stockholder no longer meets the minimum balance. Minimum account redemptions will be transacted at our discretion using funds set aside by the board of directors for that purpose, which will be in addition to the proceeds from the distribution reinvestment plan that otherwise fund redemptions under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

4.1	Amended Share Redemption Program (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on August 8, 2011 and incorporated herein by reference).

10.1	Sixth Amended and Restated Advisory Agreement (filed as Exhibit 10.1 to1 to the Registrant’s Current Report on Form 8-K on July 22, 2011 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	PALADIN REALTY INCOME PROPERTIES, INC.

	By:	/s/ James R. Worms
James R. Worms
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ John A. Gerson
John A. Gerson
Executive Vice President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)