Form 10-K
period 2011-12-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2012-03-30
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

As of March 16, 2012, there were 7,369,533 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2012 Annual Meeting of Stockholders filed or to be filed pursuant to Regulation 14A.

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

Any of the assumptions underlying forward-looking statements could be inaccurate. Our stockholders are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report. All forward-looking statements are made as of the date of this Annual Report and the risk that actual results will differ materially from the expectations expressed in this Annual Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

i

PART I

Item 1.	Business

Overview

Paladin Realty Income Properties, Inc. (“Paladin REIT” or the “Company”) is a Maryland corporation formed on October 31, 2003 that elected to be taxed as a REIT commencing with the taxable year ended December 31, 2006. We were organized to invest in a diversified portfolio of high quality investments, focusing primarily on investments that produce current income. We seek to invest in a variety of types of real properties, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We may also seek to invest in loans on real property such as mortgages and mezzanine loans, which we refer to as real estate related investments.

We owned interests in 14 income-producing properties through 13 joint venture investments as of December 31, 2011:

	Location	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone at Glenwood Crossing Apartments	Woodlawn, Ohio	2001	244 Units[1]

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat of Shawnee	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Village Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Lofton Place Apartments	Tampa, Florida	1988	280 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Stone Ridge Apartments	Columbia, South Carolina	1975; renovated in 2008	191 Units

Evergreen at Coursey Place Apartments	Baton Rouge, Louisiana	2003	352 Units

Pines of York Apartments	Yorktown, Virginia	1976	248 Units

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

[1]

As originally constructed, the property had 266 units, 22 of which were damaged by a fire on February 20, 2011. The damaged units are being rebuilt and are expected to be available for occupancy in 2012.

Each of our existing joint venture investments is with unaffiliated third parties. We own a majority interest in ten of these joint ventures, and we own minority interests in three of the joint ventures. We are entitled to receive a priority preferred return ranging from 8.25% to 12.0% annually on our invested capital from each joint venture. With the exception of our investment in the joint ventures owning the properties at Conifer Crossing, Lofton Place Apartments, Evergreen at Coursey Place Apartments (“Coursey Place Apartments”) and Pines of York Apartments, following a sale of the property, we also receive a priority return of our invested capital before our co-venturer receives a return of its invested capital. We believe that structured transactions such as these provide us with a higher-than-market current return on our invested capital and greater protection of our invested capital, while preserving our ability to participate in property appreciation.

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

Paladin Realty Advisors, LLC (“Paladin Advisors”) is our advisor pursuant to the sixth amended and restated advisory agreement dated July 20, 2011 and effective July 28, 2011 (the “Advisory Agreement”), and, as such, supervises and manages our day-to-day operations and selects our investments, subject to oversight by our board of directors. Paladin Advisors will also provide marketing, sales and client services on our behalf. Paladin Advisors was formed on October 31, 2003 and is an affiliate of our sponsor, Paladin Realty Partners, LLC (“Paladin Realty”). The senior officers of Paladin Advisors, who are also officers and directors of Paladin REIT, manage our operations and have primary responsibility for selecting our investments. Paladin Advisors is currently the sole limited partner of Paladin OP.

On February 23, 2005, we commenced an initial public offering of a maximum of $385,000,000 in shares of our common stock (the “Initial Offering”). The Initial Offering terminated on July 28, 2008 in connection with the commencement of our first follow-on offering of $850,000,000 in shares of our common stock (the “First Follow-On Offering”). Our First Follow-On Offering terminated on January 24, 2012 when the Registration Statement for our second follow-on offering (the “Second Follow-On Offering,” and collectively with the Initial Offering and the First Follow-On Offering, the “Offerings”), was declared effective on January 24, 2012.

KBR Capital Markets, LLC (“KBR Capital Markets”), formerly known as Paladin Realty Securities, LLC (“Paladin Securities”), serves as our dealer manager pursuant to a dealer manager agreement dated February 6, 2008 (the “Follow-On Dealer Manager Agreement”). KBR Capital Markets, which formerly operated as a wholly owned subsidiary of Paladin Advisors, is a licensed broker-dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”).

On September 1, 2011, Paladin Advisors transferred 100% of its ownership interest in KBR Capital Markets to KBR Capital Partners, LLC (“KBR Capital Partners”), which transfer remains subject to the approval of FINRA. Paladin Realty has entered into a joint venture agreement with KBR Capital Advisors, LLC, an affiliate of KBR Capital Partners, pursuant to which they may jointly sponsor additional public and private investment funds in the future.

The following chart indicates the relationship among us, KBR Capital Markets and KBR Capital Partners, and Paladin Advisors and certain of its affiliates, including Paladin Realty, as of December 31, 2011:

The following chart indicates the relationship among us, KBR Capital Markets, and Paladin Advisors and certain of its affiliates, including Paladin Realty, our sponsor and the managing member of Paladin Advisors, as of August 31, 2011:

As of December 31, 2011, we had sold 7,615,071 shares of our common stock for aggregate gross proceeds of $75,476,883 and as of March 16, 2012, we had sold 7,914,874shares of our common stock for aggregate gross proceeds of $78,434,545.

For the year ended December 31, 2011, we had total revenues of $24,197,962 and a net loss attributable to the Company of $3,983,368. As of December 31, 2011, our total assets were $221,521,688.

Our headquarters are located at 10880 Wilshire Boulevard, Suite 1400, Los Angeles, California 90024. Our telephone number is 1-866-725-7348. Our website is www.paladinreit.com. We are not incorporating the information on that website into this Annual Report, and the website and the information appearing on the website are not included in, and are not part of, this Annual Report.

Current Investments

As of December 31, 2011, we owned interests in 14 income-producing properties through 13 joint venture investments. As discussed further below, our financial statements present the operations of each of our investments on a consolidated basis in accordance with GAAP. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the noncontrolling interests held by our joint venture partners.

801 Fiber Optic Drive

On April 28, 2011, PRIP 801, LLC, a joint venture between Paladin OP, and 801 FO, LLC, an unrelated third party, sold 801 Fiber Optic Drive, a 56,336 square foot industrial property distribution facility located on 10.95 acres in North Little Rock, Arkansas, for $4,175,000. At the time of sale, we owned a 79.0% interest in PRIP 801, LLC, and 801 FO, LLC owned the remaining 21.0% interest in PRIP 801, LLC.

The sales price exceeded the minimum selling price approved by our board of directors on February 18, 2011 and was $75,000 greater than the price we paid to acquire the property in November 2005. We recognized a gain on the sale of approximately $200,000. Since the purchase of the property, we received $777,117 in operating distributions. The sales price equaled $74 per square foot and an 8.1% cap rate on trailing twelve month net operating income. Proceeds from the sale were first used to repay debt and the closing costs of the transaction. The remaining net proceeds were distributed 79%, or $2,192,250, to us and 21% to 801 FO, LLC. At this time, we intend to redeploy the net proceeds into additional real estate and real estate related investments consistent with our investment strategy.

Champion Farms Apartments

Champion Farms Apartments is located at 3700 Springhurst Boulevard in Louisville, Kentucky 40241. Our interest in this property consists of a 70.0% membership interest in the entity that owns the property, Springhurst Housing Partners, LLC (“Springhurst”). Buckingham Springhurst, LLC, an affiliate of Buckingham Investment Corporation, an unaffiliated third party, owns the remaining 30.0% interest in Springhurst. The purchase price for our interest was approximately $4.79 million. By the terms of the joint venture for Champion Farms Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least an 8.25% return on our invested capital. Champion Farms Apartments is a 264-unit luxury multifamily property consisting of 14 buildings located on 17.4 acres. The construction of the community was completed in 2000. The property has an aggregate of 248,442 square feet of rentable area and an average unit size of 941 square feet. Champion Farms Apartments is managed by Buckingham Management, LLC, for which it receives a customary management fee.

In connection with our acquisition of our interest in Springhurst, we may be obligated to purchase up to 20% of the membership interests in Springhurst owned by Buckingham Springhurst at a fixed price of $67,500 per 1% additional interest. Buckingham Investment Corporation may exercise this right at any time after the first anniversary of the closing of the acquisition if certain financial requirements have been met. As of December 31, 2011, the financial requirements had not been met.

Fieldstone Apartments

Fieldstone at Glenwood Crossing Apartments (“Fieldstone Apartments”) is located at 10637 Springfield Pike in Woodlawn, Ohio 45246. Our interest in this property consists of an 83.0% membership interest in the entity that owns the property, Glenwood Housing Partners I, LLC (“Glenwood”). We originally purchased a 65.0% interest in Glenwood from Shiloh Crossing Partners II, LLC (“Shiloh II”). Shiloh II is unaffiliated with us and our affiliates, except that affiliates of Shiloh II participate in another joint venture with us relating to Champion Farms Apartments. We purchased an additional 18.0% interest in Glenwood from Shiloh II on July 1, 2008 pursuant to the right Shiloh II had to require us to purchase up to an additional 25.0% of the membership interests in Glenwood owned by Shiloh II. Shiloh II continues to own the remaining 17.0% interest in Glenwood, of which we may be required to purchase up to an additional 7.0% at a fixed price of $62,500 per 1% additional interest if certain financial requirements have been met. As of December 31, 2011, the financial requirements had not been met. The total purchase price for our interest was approximately $5.1 million. By the terms of the joint venture for Fieldstone Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least an 8.25% return on our invested capital. At the completion of its construction in 2001, Fieldstone Apartments was a 266-unit multifamily rental community consisting of 12 buildings located on 15.2 acres. As more fully discussed below, one of the buildings containing 22 units was damaged by fire in February 2011. Construction is underway to rebuild the building and return the units to the rental pool in 2012. As of December 31, 2011, the property had an aggregate of approximately 229,000 square feet of rentable area and an average unit size of 938 square feet. Fieldstone Apartments is managed by Buckingham Management, LLC, for which it receives a customary management fee.

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

On February 20, 2011, a fire ignited at Fieldstone Apartments causing significant damage to 22 units, or approximately 8% of available rentable space, and accordingly, we wrote-off approximately $1,520,784 of building and improvements and recognized a corresponding insurance receivable of $1,520,784, which is included in other assets in the consolidated balance sheet. In addition, we recovered $150,000 in insurance proceeds for lost rent. The casualty loss of $1,520,784 and corresponding insurance recovery as well as the recovery for lost rent are recorded net in other income in the consolidated statements of operations. Our loss related to the fire was limited to the $10,000 deductible under our property insurance policy.

Pinehurst Apartment Homes

Pinehurst Apartment Homes is located at 500 NW 63rd Street in Kansas City, Missouri 64118. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Pinehurst Associates, LLC (“KC Pinehurst”). JTL Holdings, LLC and JTL Asset Management, Inc., both affiliates of JTL Properties, LLC, a Kansas City based real estate investment and management company, own the remaining 2.5% interest in KC Pinehurst. JTL Holdings, LLC, JTL Asset Management, Inc. and JTL Properties, LLC are unaffiliated with us and our affiliates except that JTL Holdings, LLC and JTL Asset Management, Inc. participate in two other joint ventures with us relating to Pheasant Run Apartments and the Retreat of Shawnee, and JTL Properties, LLC participates in another joint venture with us relating to Hilltop Village Apartments. The purchase price for our interest was approximately $2.4 million. By the terms of the joint venture for Pinehurst Apartment Homes, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a 9.0% return on our invested capital. Pinehurst Apartment Homes is a 146-unit multifamily rental community renovated in 2006, consisting of 10 buildings located on 11.3 acres. The property was developed in two phases in 1986 and 1988. The property has an aggregate of 119,150 square feet of rentable area and an average unit size of 816 square feet. Pinehurst Apartment Homes is managed by CRES Management, LLC, for which it receives a customary management fee.

Pheasant Run Apartments

Pheasant Run Apartments is located at 1102 NE Independence Avenue in Lee’s Summit, Missouri 64086. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Pheasant Associates, LLC (“KC Pheasant”). JTL Holdings, LLC and JTL Asset Management, Inc. own the remaining 2.5% interest in KC Pheasant. The purchase price for our interest was approximately $2.64 million. By the terms of the joint venture for Pheasant Run Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a 9.0% return on our invested capital. Pheasant Run Apartments is a 160-unit multifamily rental community consisting of 10 two-story buildings and a clubhouse located on approximately 10 acres. The property was completed in 1985 and underwent a substantial renovation in 2003 and 2004. The property has an aggregate of 112,000 square feet of rentable area and an average unit size of 700 square feet. Pheasant Run Apartments is managed by CRES Management, LLC, for which it receives a customary management fee.

The Retreat of Shawnee

The Retreat of Shawnee (the “Retreat Apartments”) is located at 11128 West 76th Terrace in Shawnee, Kansas 66214. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Retreat Associates, LLC (“KC Retreat”). JTL Holdings, LLC and JTL Asset Management, Inc. own the remaining 2.5% interest in KC Retreat. The purchase price for our interest was approximately $2.85 million. By the terms of the joint venture for the Retreat Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a 12.0% return on our invested capital. The Retreat Apartments is a 342-unit rental apartment community consisting of 10 three-story garden-style apartments and an attached clubhouse located on 16.43 acres. The property was developed in 1984 and renovated between 2004 and 2005. The property has an aggregate of 230,400 square feet of rentable area and an average unit size of 674 square feet. The Retreat Apartments is managed by CRES Management, LLC, for which it receives a customary management fee.

Hilltop Village Apartments

Hilltop Village Apartments (“Hilltop Apartments”) is located at 8601 Newton Avenue, Kansas City, Missouri 64138. Our interest in this property consists of a 49.0% membership interest in the entity that owns the property, Park Hill Partners I, LLC (“Park Hill Partners”). JTL Properties, LLC owns the remaining 51.0% interest in Park Hill Partners. The purchase price for our interest was $1.05 million. By the terms of the joint venture for Hilltop Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a 12.0% return on our invested capital. Hilltop Apartments is a 124-unit rental apartment community consisting of five two- and three-story garden-style apartment buildings arranged around a central pool area located on approximately 5 acres. The property was developed in 1986. The property has an aggregate of 78,720 square feet of rentable area and an average unit size of 635 square feet. Hilltop Apartments is managed by CRES Management, LLC, for which it receives a customary management fee.

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

Lofton Place Apartments

Lofton Place Apartments is located at 5412 Deerbrook Creek Circle, Tampa, Florida 33624. Our interest in this property consists of a 60% membership interest in the entity that owns the property, Evergreen at Lofton Place, LLC (“Evergreen at Lofton Place”). NVR Lofton Place, LP (“NVR Lofton Place”) and BH Lofton, LLC (“BH Lofton”) own 34% and 6% membership interests, respectively. The purchase price for our interest was $3 million. By the terms of the joint venture for Lofton Place Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a 10.0% return on our invested capital. Lofton Place Apartments is a Class B+, 280 unit rental apartment community consisting of twelve, two- and three-story, garden-style apartment buildings located on an 18-acre site. The property was built in 1988. The property has an aggregate of 264,591 rentable square feet and an average unit size of 945 square feet. Lofton Place Apartments is managed by BH Management, for which it receives a customary management fee.

Beechwood Gardens Apartments

Beechwood Gardens Apartments is located at 9805 Haldeman Avenue, Philadelphia, Pennsylvania 19115. Our interest in this property consists of an 82.3% membership interest in the entity that owns the property, Morgan Beechwood, LLC (“Morgan Beechwood”). Morgan Management, LLC (“Morgan Management”) owns the remaining interest in Morgan Beechwood. The purchase price for our interest was $2.55 million. By the terms of the joint venture for Beechwood Gardens Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a 10.0% return on our invested capital. Beechwood Gardens Apartments is a stabilized Class B, 160 unit rental apartment community consisting of eight, three-story, walk-up apartment buildings located on a 5.83-acre parcel. The property was built in 1967 and renovated between 2003 and 2004. The property has an aggregate of 140,000 rentable square feet and an average unit size of 875 square feet. Beechwood Gardens Apartments is managed by Morgan Management, for which it receives a customary management fee.

Stone Ridge Apartments

Stone Ridge Apartments is located at 1000 Watermark Place, Columbia, South Carolina 29210. We originally acquired a 50.0% membership interest in DT Stone Ridge, LLC (“DT Stone Ridge”), the entity that owns the property, and The DT Group acquired the remaining 50.0% interest in DT Stone Ridge. We also made a $250,000 loan to the DT Group. On June 24, 2011, we converted the $250,000 member loan to equity in DT Stone Ridge and contributed an additional $250,000 of equity to DT Stone Ridge. The DT Group made no additional contributions. As a result, we now own a 68.5% membership interest in DT Stone Ridge, and the DT Group owns the remaining 31.5% membership interest. The total purchase price of our membership interest was $1,850,000. By the terms of the joint venture for Stone Ridge Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a12.0% return on our invested capital. Stone Ridge Apartments is a 191-unit rental apartment community consisting of 12 two- and three-story garden-style apartment buildings located on a 14.33 acre site. The property was built in 1975 and was most recently renovated in 2008. The property has an aggregate of 199,226 rentable square feet and an average unit size of 1,043 square feet. Stone Ridge Apartments is managed by Pegasus Residential, LLC for which it receives a customary management fee.

Coursey Place Apartments

Coursey Place Apartments is located at 13675 Coursey Boulevard, Baton Rouge, LA 70817. Our interest in this property consists of a 51.7% interest in the entity that indirectly owns the property, Coursey Place Sole Member, LLC (“Coursey Place Sole Member”). ERES Coursey LLC holds the remaining 48.3% interest in Coursey Place Sole Member. The purchase price for our interest was $5 million. By the terms of the joint venture for Coursey Place Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a 10.0% return on our invested capital. Coursey Place Apartments is a Class A rental apartment community consisting of 18 two- and three-story garden-style apartment buildings located on a 25.6 acre site. The property was built in 2003 and has an aggregate of 351,608 rentable square feet and an average unit size of 999 square feet. Coursey Place Apartments is managed by Pegasus Residential, LLC for which it receives a customary management fee.

Pines of York Apartments

Pines of York Apartments is located at 3100 Hampton Highway, Yorktown, Virginia 23693. Our interest in Pines of York Apartments consists of a 90% membership interest in the entity that owns the property, FP-1, LLC. (“FP-1”). DF Pines of York, LLC owns the remaining 10% interest in FP-1. The purchase price for our interest was approximately $5.5 million. By the terms of the joint venture for Pines of York Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a 10.0% return on our invested capital. Pines of York Apartments is a Class B rental apartment community consisting of 31 two-story apartment buildings located on a 23.2 acre site. The property was built in 1976 and has an aggregate of 244,640 rentable square feet and an average unit size of 987 square feet. Pines of York Apartments is managed by Drucker & Falk, LLC, for which it receives a customary management fee.

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

Description of Real Property Investments and Real Estate Related Investments

We have sought and will continue to seek to acquire a diversified portfolio of high quality investments, including investments in real properties and real estate related investments, focusing primarily on investments that produce current income. We will seek to invest in a variety of types of real properties, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We may also seek to invest in loans on real property such as mortgage and mezzanine loans, which we refer to as real estate related investments.

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

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of December 31, 2011, our borrowings did not exceed 300% of the value of our net assets. As of December 31, 2011, the Company had $168,924,800 in mortgages payable.

In order to allow us to promptly invest the proceeds of our First Follow-On Offering in income-producing investments, we may incur short-term financing associated with new investments during the early stages of our operations, which may also cause us to exceed our charter’s leverage guidelines.

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

Competition

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships and foreign investors, many of which have greater resources than we do. As of December 31, 2011, our real estate investments included Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, the Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments, Beechwood Gardens Apartments, Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments. The competitive conditions of each of these investments are favorable. Champion Farms Apartments is located in an affluent and growing neighborhood of Louisville, with access to nearby retail centers, schools and transportation routes. Fieldstone Apartments is located in an affluent suburb on the north side of Cincinnati with high barriers of entry for new development. Pinehurst Apartment Homes is located in a mature submarket approximately nine miles north of the Kansas City central business district. Pheasant Run Apartments is located in a southeastern suburb of the Kansas City metropolitan area close to major retail centers, with easy highway access to employment centers. The Retreat Apartments is located in a residential community approximately twelve miles southwest of downtown Kansas City with access to the airport, area employment centers and shopping. Hilltop Village is located in Kansas City with proximity to employment centers, schools, shopping and recreation. Conifer Crossing is located in a northeastern suburb of the Atlanta metropolitan area with easy highway access. Two and Five Governor Park is located 10 miles north of downtown San Diego in a submarket known as the Golden Triangle, which is home to leading industries and research centers. Lofton Place Apartments is located in Carrollwood, 10 miles northwest of downtown Tampa via I-275 and seven miles north of Tampa International Airport and the Westhore office submarket, via the Veteran’s Expressway (SR 589). Beechwood Gardens occupies a site at the intersection of Bustleton and Haldeman Avenues in Philadelphia, Pennsylvania and has excellent visibility, access and curb appeal. Stone Ride Apartments is located in a northwestern suburb of Columbia just outside the central business district with easy highway access to retail and employment centers. Coursey Place Apartments is located approximately 11 miles east of the Baton Rouge central business district and is favorably placed near major suburban employment nodes, four medical centers and the retail destination anchored by the 1.6 million square foot Mall of Louisiana. Pine of York Apartments is located in the desirable York County region of the Hampton Roads metropolitan statistical area in a highly rated school district with excellent access to major employers and retail centers.

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

Employees

We do not have employees. Pursuant to the Advisory Agreement, Paladin Advisors supervises and manages our day-to-day operations and selects our real property investments and real estate related investments, subject to oversight by our board of directors.

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

Investment Risks

There is currently no public market for the shares of our common stock. Therefore, it will likely be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, they will likely sell them at a substantial discount.

There currently is no public market for our shares of common stock and we have no obligation or current plans to apply for quotation or listing on any public securities market. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment will be reduced by between 11.3% and 12.6% of the gross offering proceeds which will be used to pay fees and expenses of our First Follow-On Offering. The price per share could also be reduced as a result of other factors including those described elsewhere in this “Risk Factors” section. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, whether pursuant to our share redemption plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price paid for their shares. Thus, our stockholders should consider the purchase of our shares as illiquid and a long-term investment, and must be prepared to hold their shares for an indefinite length of time.

We have experienced annual net losses which could adversely impact our ability to conduct operations, make investments and pay distributions.

We had a net loss of $3,983,368, $2,826,134 and $4,471,922, respectively, for the years ended December 31, 2011, December 31, 2010 and December 31, 2009. In the event that our annual net losses continue, we will have less money available to make investments and pay distributions, and our ability to conduct our operations may be adversely impacted.

To date, our distributions declared and paid have constituted a return of capital.

All of our distributions declared and paid to date have constituted a return of capital for federal income tax purposes. Distributions that are treated as a return of capital for federal income tax purposes generally will not be taxable as a dividend to a stockholder, but will reduce the stockholder’s basis in its shares (but not below zero) and therefore can result in the stockholder having a higher gain upon a subsequent sale of such shares. Return of capital distributions in excess of a stockholder’s basis generally will be treated as gain from the sale of such shares.

We have not identified any further investments that we will make with any net proceeds we will receive from our First Follow-On Offering or our Second Follow-On Offering. If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

As of December 31, 2011, we own 14 property investments, which are joint venture interests in Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments, Beechwood Gardens Apartments, Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments. Paladin Advisors has not yet identified any real property investments or real estate related investments that it is reasonably probable we will make with any additional net proceeds we will receive from our First Follow-On Offering or our Second Follow-On Offering. As a result, investors in our First Follow-On Offering or our Second Follow-On Offering will be unable to evaluate the manner in which the net proceeds are invested and the economic merits of potential investments prior to the investor making an investment decision. Additionally, our stockholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our future real property investments and real estate related investments. Our stockholders must rely on Paladin Advisors, our advisor, to evaluate our investment opportunities, and Paladin Advisors may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure our stockholders that acquisitions of real property investments or real estate related investments made using the proceeds of our First Follow-On Offering or our Second Follow-On Offering will produce a return on their investment or will generate cash flow to enable us to make distributions to our stockholders.

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

Stockholders who purchased shares of our common stock in our First Follow-On Offering may have incurred, as of December 31, 2011, dilution in the net tangible book value per share of our common stock from the price paid in our First Follow-On Offering. Investors purchasing shares in our First Follow-On Offering or our Second Follow-On Offering may experience further dilution if we issue additional equity.

Net tangible book value is used as a measure of net worth that reflects certain dilution in the value of our common stock from the issue price as a result of (a) accumulated depreciation and amortization of real estate investments, (b) fees paid in connection with our public offerings, (c) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments and (d) our operating and administrative expenses.

As of December 31, 2011, our net tangible book value per share was $4.52, calculated as our net tangible book value as of December 31, 2011 (consisting of stockholders’ equity, excluding certain identified intangible assets such as deferred financing and leasing costs, acquired above-market leases net of acquired below-market leases and acquired in-place lease value) divided by the 7,124,027 shares of our common stock outstanding as of December 31, 2011, as compared to our offering price of $10.00 per share in our First Follow-On Offering as of December 31, 2011. Net tangible book value does not reflect our estimated value per share nor does it necessarily reflect the value of our assets upon an orderly liquidation of us in accordance with our investment objectives.

Additionally, investors who purchase shares in our Second Follow-On Offering will experience dilution in the percentage of their equity investment in us as we sell additional common stock in the future pursuant to our Second Follow-On Offering, if we sell securities that are convertible into common stock or if we issue shares upon the exercise of options, warrants or other rights.

Risks Relating to Our Business

We and Paladin Advisors have limited operating histories, and we may not be able to operate successfully.

We and Paladin Advisors were each formed in connection with the commencement of our Initial Offering and had no prior operating history, and our investors should not rely upon the past performance of other real estate investment programs sponsored by Paladin Realty to predict our future results. Other than our current investments, we have not identified any additional probable investments. Additionally, none of our officers, Paladin Advisors, its affiliates or their respective employees have operated any other public company or an entity that has elected to be taxed as a REIT. Our investors should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, we must, among other things:

•	Identify and acquire investments that further our investment objectives;

•	Increase awareness of the Paladin name within the investment products market;

•	Establish and maintain contacts with licensed securities brokers and other agents to successfully raise capital in our First Follow-On Offering and our Second Follow-On Offering;

•	Attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	Respond to competition for our targeted real property investments and real estate related investments as well as for potential investors in our shares;

•	Continue to build and expand our operations structure to support our business; and

•	Maximize the value of our investments upon sale.

Our failure, or Paladin Advisor’s failure, to operate successfully or profitably could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders and could cause our stockholders to lose all or a portion of their investment in our shares of common stock.

We differ from prior programs sponsored by Paladin Realty in a number of respects, and therefore the past performance of those programs may not be indicative of our future results.

The past performance of other investment programs sponsored by Paladin Realty may not be indicative of our future results, and we may not be able to successfully implement and operate our business, which is different in a number of respects from the operations of those programs. The returns to our stockholders will depend in part on the mix of investments that we make, the stage of investment and our place in the capital structure for our investments. As our portfolio is unlikely to mirror in any of these respects the portfolios of the prior Paladin programs, the returns to our stockholders will vary from those generated by those prior programs. We are also the first publicly-offered investment program sponsored by Paladin Realty or any of its affiliates. Therefore, the prior Paladin programs, which were conducted through privately-held entities, were not subject to either the up-front commissions, fees and expenses associated with our offerings or to many of the laws and regulations to which we are subject. We are the first program sponsored by Paladin Realty or any of its affiliates that intends to make or acquire mortgage loans or mezzanine loans. None of Paladin Realty, Paladin Advisors or any of their affiliates has experience making such investments or in operating any other REIT or a publicly-offered investment program. As a result of all these factors, our stockholders should not assume that they will experience returns, if any, comparable to those experienced by investors in the prior programs sponsored by Paladin Realty and its affiliates.

Our ability to successfully conduct our First Follow-On Offering and our Second Follow-On Offering is dependent in part on the ability of our dealer manager to successfully establish, operate and maintain a network of broker-dealers.

The dealer manager for our First Follow-On Offering and our Second Follow-On Offering is KBR Capital Markets. KBR Capital Markets is a wholly owned subsidiary of KBR Capital Partners, LLC. KBR Capital Markets has a limited operating history and, other than serving as dealer manager for a portion of our Initial Offering, our First Follow-On Offering and our Second Follow-On Offering, has not previously acted as a dealer manager for a public offering. The success of our First Follow-On Offering and our Second Follow-On Offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of the dealer manager to maintain and expand its network of licensed securities brokers-dealers and other agents. If KBR Capital Markets fails to perform, we may not be able to raise adequate proceeds through our First Follow-On Offering and our Second Follow-On Offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

Because our First Follow-On Offering and our Second Follow-On Offering are “best efforts” offerings, the dealer manager and the participating broker-dealers are only required to use their best efforts to sell our shares. If we are unable to raise substantial funds in our First Follow-On Offering and our Second Follow-On Offering, we will be limited in the number and type of investments we may make, which will result in a less diversified portfolio.

Our Follow-On Offering and our Second Follow-On Offering are being made on a “best efforts” basis, whereby the dealer manager and the broker-dealers participating in our First Follow-On Offering and our Second Follow-On Offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. As a result, we cannot assure our stockholders as to the amount of proceeds that will be raised in our First Follow-On Offering and our Second Follow-On Offering. If we are unable to raise sufficient funds, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase.

Payment of fees, distributions and expense reimbursements to Paladin Advisors and its affiliates will reduce cash available for investment and for distribution to our stockholders.

Paladin Advisors and its affiliates perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the asset management of our investments and administrative and other services. Paladin Advisors and its affiliates will be paid acquisition fees or origination fees, asset management fees and subordinated disposition fees for these services pursuant to the Advisory Agreement. In addition, distributions may be payable to Paladin Advisors pursuant to the subordinated participation interest it holds in Paladin OP, upon a distribution of net sales proceeds to our stockholders, the listing of our shares or the termination of Paladin Advisors as our advisor. In addition, Paladin Advisors and its affiliates have provided and will continue to provide administrative services to us for which they are entitled to reimbursement at cost. These fees, distributions and expense reimbursements are substantial and will reduce the amount of cash available for investment or distribution to our stockholders.

To date, cash flows from operations have been insufficient to pay our operating and administrative expenses and to cover the distributions we have paid and/or declared. In order to permit us to pay distributions to our stockholders, we have used cash distributions from our investments and offering proceeds and Paladin Advisors has paid expenses on our behalf and deferred the reimbursement of such expense payments and its receipt of fees we owe Paladin Advisors. We cannot assure our stockholders that in the future we will be able to achieve cash flows necessary to pay both our operating and administrative expenses and distributions at our historical per share amounts, or to maintain distributions at any particular level, if at all.

Because our cash flows from operations have been insufficient to pay our operating and administrative expenses and the distributions we have paid or declared to our stockholders through December 31, 2011, we cannot assure our stockholders that we will be able to continue paying distributions to our stockholders at our historical per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. For the years ended December 31, 2011, 2010 and 2009, we have paid $3,535,347, $2,843,251 and $2,410,031, respectively, in distributions to our stockholders and we intend to continue paying distributions to our stockholders in the future. In order to permit us to pay our distributions declared to date, we have used cash distributions from our investments, offering proceeds, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of expense payments and its receipt of asset management and acquisition fees.

In accordance with our charter and pursuant to the Advisory Agreement, Paladin Advisors must pay the us quarterly for any amount of operating expenses paid by us that in the 12 months then ended exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Rule,” and we will not reimburse Paladin Advisors for operating expenses incurred on our behalf that in any fiscal year exceed the 2%/25% Rule unless a majority of our independent directors determine, based on unusual and non-recurring factors which they deem sufficient, that such excess was justified. During the previous twelve months, our operating expenses, including expenses incurred on behalf of us by Paladin Advisors and its affiliates did not exceed the 2%/25% Rule. Our general and administrative expenses, which are the equivalent of total operating expenses for purposes of the 2%/25% Rule, as a percentage of average invested assets were 1.0% and 1.0% for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, we paid Paladin Advisors asset management fees of $413,475 and $380,880, respectively. For the years ended December 31, 2011 and 2010, we paid Paladin Advisors acquisition fees of $644,092 and $0, respectively.

As of December 31, 2011, Paladin Advisors and its affiliates have incurred on our behalf $7,857,099 in organization and offering costs. In addition, Paladin Advisors and its affiliates paid on our behalf $2,709,621 in general and administrative expenses in accordance with the 2%/25% Rule, of which $2,355,715 has been reimbursed by us to Paladin Advisors and $353,906 has been recorded as due to affiliates on our consolidated balance sheet.

Paladin Advisors is not obligated to either pay expenses on our behalf beyond the term of the Advisory Agreement or defer reimbursements of expense payments or fees in future periods.

Our directors will determine the amount and timing of future cash distributions to our stockholders based on many factors, including the amount of funds available for distribution, our financial condition, requirements we must meet to qualify to be taxed as a REIT, whether to reinvest or distribute such funds, capital expenditures and reserve requirements and general operational requirements. The amount of cash available for distribution will be affected by our ability to identify and make real property investments or real estate related investments as offering proceeds become available, the returns on those real property investments or real estate related investments we make and our operating and administrative expense levels, as well as many other variables. We cannot predict how long it may take to identify additional real property investments or real estate related investments, to raise sufficient proceeds or to make real property investments or real estate related investments. We likewise cannot predict whether we will generate sufficient cash flow to continue to pay distributions at historical levels or at all.

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

The gross proceeds of our First Follow-On Offering and our Second Follow-On Offering have been and will be used to make real property investments, directly or through joint ventures, make real estate related investments and to pay various fees and expenses. In addition, to be taxed as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, subject to certain adjustments. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. While we have used short term borrowings since the commencement of our offerings, including borrowings from affiliates of Paladin Advisors, we have not identified any sources of debt or equity for future funding. Paladin Advisors is not required to facilitate any future affiliated loans for us, and we cannot assure our stockholders that adequate sources of funding will be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Our success will be dependent on the performance of Paladin Advisors as well as key employees of Paladin Advisors, the loss of any of whom could be detrimental to our business.

Our ability to achieve our investment objectives and to make distributions is dependent upon the performance of Paladin Advisors and key personnel of Paladin Advisors in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and operation of our day-to-day activities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in public documents. We will rely entirely on the management ability of Paladin Advisors, subject to the oversight of our board of directors. If Paladin Advisors suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, Paladin Advisors may be unable to allocate time and resources to our operations. If Paladin Advisors is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to make distributions to our stockholders.

Certain key personnel of Paladin Advisors, including James R. Worms, Michael B. Lenard and John A. Gerson, would be difficult to replace. None of Paladin Advisors’ key personnel are currently subject to employment agreements with Paladin Advisors, nor do we maintain any key person life insurance on Paladin Advisors’ key personnel. If any of Paladin Advisors’ key personnel were to cease employment with Paladin Advisors, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability, and the ability of Paladin Advisors, to attract and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that we or Paladin Advisors will be successful in attracting and retaining such skilled personnel.

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

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our real property investments and real estate related investments, our ability to dispose of our investments, and yields from our investments:

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

Risks Related To Conflicts of Interest

We are subject to conflicts of interest arising out of relationships among us, our officers, Paladin Advisors, KBR Capital Markets and their respective affiliates, including the material conflicts discussed below. All references to affiliates of Paladin Advisors include Paladin Realty, KBR Capital Markets and each other affiliate of Paladin Realty, KBR Capital Markets or Paladin Advisors.

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

Our officers, two of whom also serve as our directors, are also officers of Paladin Advisors and are officers or members of affiliates of Paladin Advisors. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders. Some of these entities may compete with us for investment and leasing opportunities. Pursuant to the terms of the Advisory Agreement, Paladin Advisors is required to generally provide us with the first opportunity to acquire U.S. “core” or “core-plus” real estate that it identifies for investment during periods in which we have, or can reasonably be expected to obtain, sufficient funds for the investment, the determination as to whether a particular investment opportunity meets this priority allocation requirement will be made in Paladin Advisor’s discretion. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

•	The allocation of new investments among us and affiliates of Paladin Advisors;

•	The allocation of time and resources among us and affiliates of Paladin Advisors. Development or management of our properties by affiliates of Paladin Advisors;

•	Investments with and/or sales to or acquisitions from affiliates of Paladin Advisors; and

•	Compensation to Paladin Advisors.

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

Our code of ethics generally prohibits us from acquiring assets from, or disposing of investments to, Paladin Advisors or its affiliates (other than the assignment of a purchase agreement to which Paladin Advisors or one of its affiliates is a party to us on substantially the same terms as the underlying agreement). We may acquire real property investments or real estate related investments from entities which are managed by Paladin Advisors or its affiliates, if so waived by our board of directors.

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

The fees we paid and will pay in connection with our First Follow-On Offering and our Second Follow-On Offering were not determined on an arm’s length basis and therefore may not be on the same terms as those we could negotiate with a third party.

Our independent directors relied on information and recommendations provided by Paladin Advisors to determine the fees and distributions payable to Paladin Advisors and its affiliates under the Advisory Agreement and the subordinated participation interest in Paladin OP. Our board of directors also relied on information and recommendations provided by Paladin Advisors in connection with its review of the dealer manager agreement with KBR Capital Markets. As a result, these fees and distributions cannot be viewed as having been determined on an arm’s-length basis and we cannot assure our stockholders that an unaffiliated third party would not be willing and able to provide to us the same services at a lower price. The fees Paladin Advisors is entitled to are acquisition fees, origination fees, asset management fees and subordinated disposition fees. The distributions Paladin Advisors may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of our shares or the termination of Paladin Advisors as our advisor. The fees to which KBR Capital Markets will be entitled are a dealer manager fee.

Investors will not have the benefit of an independent review of us or the prospectus relating to our First Follow-On Offering or our Second Follow-On Offering, which are customarily performed in underwritten offerings.

KBR Capital Markets did not make and will not make an independent review of us or our First Follow-On Offering or our Second Follow-On Offering. Accordingly, investors do not have the benefit of an independent review of the terms of our First Follow-On Offering or our Second Follow-On Offering. Further, the due diligence investigation of us by KBR Capital Markets acting as our dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker.

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

In the future, our board of directors will consider various types of transactions to provide liquidity to stockholders, including but not limited to: (1) listing our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with cash or securities of a publicly-traded company; and (3) the sale of all or substantially all of our assets for cash or other consideration. In the event that we sell all or substantially all of our assets, we would be potentially required to pay Paladin Advisors the subordinated distributions of net sales proceeds. In the event that we list our shares on a national securities exchange at such time as we remain externally advised by Paladin Advisors, we would be potentially required to make a one-time cash payment to Paladin Advisors in an amount equal to the amount of cash distributions we would have been required to make to Paladin Advisors if we had liquidated as of the listing date and distributed the net proceeds to our stockholders. In the event that our board of directors approves a sale or merger of our company, it is likely that such a transaction would cause a termination of our Advisory Agreement. Upon the termination of the Advisory Agreement, we would be potentially required to make a one-time payment to Paladin Advisors in an amount calculated in a similar manner based upon the market value of our company as of the date of termination. This potential obligation to make substantial payments to our advisor in the event of a listing, sale or merger of our company or sale of our assets may limit the amount that our stockholders will receive upon the consummation of a liquidity event.

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

If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that will not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner. As a result, our returns may be decreased if we enter into joint ventures with affiliates of Paladin Advisors.

Our code of ethics generally prohibits us from entering into joint ventures with Paladin Advisors or its affiliates (other than the assignment of a purchase agreement to which Paladin Advisors or one of its affiliates is a party to us on substantially the same terms as the underlying agreement). We may enter into joint ventures with Paladin Advisors or its affiliates, if so waived by our board of directors. In the event that we enter into a joint venture with any other program sponsored or advised by Paladin Advisors or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Paladin program may never have an active trading market. Therefore, if our shares were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. In addition, our organizational documents require that we commence an orderly liquidation of our assets in the event that we are not listed on a securities exchange by February 23, 2015. In the event of such liquidation, any joint venture between us and another Paladin program may be required to sell its real properties at such time. Our joint venture partners may not desire to sell the real properties at that time. Joint ventures between us and other Paladin programs will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders. Joint ventures with other Paladin programs would also be subject to the risks associated with joint ventures with unaffiliated third parties described below.

Risks Associated with Our Organizational Structure

The limit on the number of shares a person may own may discourage a takeover attempt.

Our charter prohibits the ownership of more than 9.8% of the outstanding shares of common stock or any other class of our stock by any person. This restriction may discourage a change of control and may deter individuals or entities from making tender offers for our shares, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management. Further, this restriction may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor attempted to acquire in excess of 9.8% of our shares of common stock or any other class of our stock or otherwise to effect a change of control of us.

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

Our charter permits our board of directors to issue up to 850,000,000 shares of capital stock. Our board of directors (without any further action by our stockholders) may issue shares of our common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption of any such stock. If we ever created and issued preferred shares with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred shares are normally entitled to receive a liquidation preference in the event we liquidate, dissolve or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common stock with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of shares of common stock may render more difficult or tend to discourage:

•	A merger, tender offer or proxy contest;

•	The assumption of control by a holder of a large block of our securities; or

•	The removal of incumbent management.

Certain provisions of Maryland law could restrict a change in control even if a change in control were in our stockholders’ best interests.

Certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with any person who:

•	beneficially owns 10% or more of the voting power of our outstanding voting stock, which we refer to as an interested stockholder;

•

is an affiliate or associate of ours and who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock, which we also refer to as an interested stockholder; or

•	is an affiliate of an interested stockholder.

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

Specifically, in order to maintain our exemption from regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate and to make these investments within one year after each of our Offerings ends. If we are unable to use a significant portion of the proceeds of our offerings to make investments in real properties within one year of the termination of each of our Offerings, we may avoid being required to register as an investment company under the Investment Company Act by temporarily investing any unused proceeds in government securities with low returns.

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

Our stockholders’ interest in us will be diluted by our issuance of additional shares in our First Follow-On Offering, our Second Follow-On Offering or otherwise.

Existing stockholders and potential investors in our First Follow-On Offering and our Second Follow-On Offering do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes 850,000,000 shares of capital stock, of which 750,000,000 shares are designated as common stock and 100,000,000 are designated as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock, the number of authorized shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Existing stockholders and investors purchasing shares in our First Follow-On Offering will also experience dilution of their equity investment in us in the event that we:

•	Sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan;

•	Sell securities that are convertible into shares of our common stock;

•	Issue shares of our common stock in a private offering of securities to institutional investors;

•

Issue shares of our common stock to our independent directors pursuant to our incentive stock plan (as of December 31, 2011, we have granted 28,000 shares of common stock to our independent directors pursuant to the incentive stock plan, of which 2,000 shares have been forfeited, and an additional 34,000 shares remain available for issuance under the plan); or

•	Issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Paladin OP.

Risks Related to Investments in Real Properties

Competition with third parties in acquiring investments in real properties may reduce our profitability and the return on their investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships and foreign investors, many of which have greater resources than we do. Many of these entities may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. As such, competition with third parties would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for investments in real properties, our profitability will be reduced and our stockholders may experience a lower return on their investment.

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

The successful performance of our real property investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants would cause us to lose the revenue associated with such leases and could cause us to reduce the amount of distributions to stockholders. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. Further, we cannot assure our stockholders that we will be able to re-lease the property, if at all, for the previous rent received, or that lease terminations will not cause us to sell the property at a loss.

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

We may enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the rental rates under our long-term leases is less than the then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

To the extent that our apartment properties are not fully leased or are leased to residents who are not able to pay rent, our revenues and cash available for distribution to our stockholders may be substantially reduced.

Twelve of our fourteen existing real estate investments are in apartment communities. An apartment community’s revenues and value may be adversely affected by the general economic climate; the local economic climate; local real estate considerations (such as over-supply of or reduced demand for apartments); the perception by prospective residents of the safety, convenience and attractiveness of the communities or neighborhoods in which our properties are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). The underlying value of apartment communities and our ability to make distributions to our stockholders depend upon our ability to lease our available apartment units and the ability of the residents of our apartment properties to pay their rents in a timely manner. Our residents’ inability to pay rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors.

Virtually all of the leases for our apartment communities will be short-term leases (generally, three to 12 months). Ultimately, if we are unable to renew leases, or re-lease apartment units as leases expire, cash flow from residents would decrease and adversely affect our operating results. Increased competition for residents of our apartment communities may also require us to make capital improvements to apartment communities which we would not have otherwise planned to make. Any unbudgeted capital improvements we undertake may use cash that would otherwise be available for distribution to stockholders. If we are required to renovate our apartment communities in order to attract residents, tenants may have to be relocated during the renovation, which will add to our costs. Delays in completing any renovations may also add to these costs. Certain significant fixed expenses are generally not reduced when circumstances such as renovations cause a reduction in income from the leases. Vacant apartment units being renovated usually cannot be rented to tenants and this will adversely affect our rental income. In addition, we will be subject to normal lease-up risks for units which were not rented during renovation. Factors such as these can result in increased costs and decreased revenues which could materially adversely affect our results of operations and, consequently, amounts available for distribution to our stockholders.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract or replace tenants and reduce distributions to our stockholders.

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

Paladin Advisors will attempt to ensure that all of our real properties are adequately insured to cover certain casualty losses; however, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we may not obtain insurance unless we are required to do so by mortgage lenders. If any of our real properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash available for distribution to stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties.

Our operating results may be negatively affected by potential development and construction delays and resulting increased costs and risks.

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

Paladin Advisors, subject to the oversight of our board of directors, may exercise its discretion as to whether and when to sell an investment, and we will have no obligation to sell investments at any particular time, except in connection with our liquidation if we do not list our shares by February 23, 2015, the date set forth in our charter. We generally intend to hold real property investments for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real property investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our investments, we cannot assure our stockholders that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a real property investment subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive distributions and realize potential appreciation on our real property investments will, among other things, be dependent upon fluctuating market conditions.

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

In order to be taxed as a REIT, we cannot operate any hotel or directly participate in the decisions affecting the daily operations of any hotel. Therefore, we would likely lease any hotels we acquire to third parties or wholly owned taxable REIT subsidiaries which we would form in the future. We expect that the rent payable under any such lease with a taxable REIT subsidiary would be based in whole or in part on hotel revenue. However, we would be subject to limits on the rent our taxable REIT subsidiary could pay us, as the REIT rules generally impose a 100% excise tax on any transaction with a taxable REIT subsidiary that does not conform to normal business practice. Under the REIT rules, neither we nor our taxable REIT subsidiaries to which we would lease hotels will be permitted to manage our hotels directly, and as a result, each taxable REIT subsidiary lessee would be required to enter into a management agreement with an eligible third-party operator that would manage the hotel. We cannot assure our stockholders that our taxable REIT subsidiaries would be able to enter into such management agreements on terms favorable to them, either initially or upon termination of an existing management agreement. Further, the operating results of our hotels would in large part be dependent on the quality of the management provided by such third party managers, over which we would have little control. Even if we believed one or more of our hotels were not being managed in an optimal manner, it likely would be difficult to terminate a manager under the terms of its management agreement. These aspects of investments we may make in hotels could increase our costs, limit our ability to manage the operations of hotels we own, decrease our profitability, and limit the amount of distributions payable to our stockholders.

We face possible liability for environmental cleanup costs and damages for contamination related to real property investments we make, which could substantially increase our costs and reduce our liquidity and cash distributions to stockholders.

Because we intend to make investments in real properties, we will be subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Our costs associated with complying with the Americans with Disabilities Act may reduce our cash available for distributions.

Our real property investments may be subject to the Americans with Disabilities Act of 1990, as amended (the “ADA”). Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will be required to comply with the ADA and our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders.

Risks Associated with Joint Ventures

The terms of joint venture agreements or other joint ownership arrangements into which we may enter could impair our operating flexibility and our results of operations.

In connection with the making of real property investments, we may enter into joint ventures, including co-tenancies and other co-ownership structures, with affiliated or unaffiliated parties. Each of the 13 investments we have made as of December 31, 2011 is structured as a joint venture with unaffiliated parties. In addition, we may also purchase or develop properties in joint ventures with affiliates of Paladin Realty, the sellers of the properties, developers or similar persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. These co-venturers may have rights to take some actions over which we have no control and may take actions contrary to our interests. For example, joint ownership of an investment, under certain circumstances, may involve risks not associated with direct ownership of such investment, including the following:

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

We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us in a manner other than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we were to receive once such target return has been achieved. Each of our real estate investments as of December 31, 2011 is structured in this manner. If the total returns from a structured investment exceed the target return for such investment, the co-venturer may receive more of the cash flow and/or appreciation upon sale of the property than its direct ownership interest would indicate. Conversely, if the total returns from a structured investment fall short of the target return for such investment, the co-venturer may receive less of the cash flow and/or appreciation upon the sale of the property than its direct ownership interest would indicate. If we do not accurately judge the potential appreciation of a particular investment, we may have limited participation in the profits of a joint venture investment which could reduce our profitability from such investment.

Risks Associated with Real Estate Related Investments

We may make investments in loans on real property, such as mortgages and mezzanine loans, which we refer to as real estate related investments. We will be subject to risks associated with these real estate related investments, including the material risks discussed below.

Our real estate related investments may be impacted by unfavorable real estate market conditions, which could decrease their value.

If we make real estate related investments, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading “—Risks Related to Investments in Real Properties.” We do not know whether the values of the property securing any of our real estate related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the value of our investments may decrease.

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

If we invest in mortgage loans and if there are defaults under our real estate related investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, if there are defaults under mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Returns on our mortgage loans may be limited by regulations.

If we invest in mortgage loans, our mortgage loan investments may also be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions, which may increase our costs associated with making or acquiring mortgage loans and thereby reduce our returns. In addition, we may determine not to make mortgage loans in certain jurisdictions based on state or local regulation, which may limit our ability to make or acquire mortgage loans that we otherwise believe to be attractive investments.

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

If we have not listed our shares on a national securities exchange by February 23, 2015, we will be required to commence an orderly liquidation of our assets and distribute the net proceeds to our stockholders. We may make real estate related investments with terms that expire after this “list or liquidate” deadline. If we become required to liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates when we acquired the loans, we would likely sell such loans at a discount to their stated principal values.

Risks Associated with Debt Financing

We expect to incur mortgage and other indebtedness, which may increase our business risks and impair our ability to make distributions to our stockholders.

We expect to make investments with both proceeds from our offerings and debt. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. Further, the joint ventures in which we have invested have previously incurred and may in the future incur mortgage debt by obtaining loans secured by some or all of the real property owned by the joint venture. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the aggregate value of our net assets, unless such excess is approved by a majority of our independent directors and is disclosed in our next quarterly report along with the justification for such excess. In the future, we may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as distributions at least 90% of our annual taxable income, subject to certain adjustments, or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

We may incur mortgage debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if cash flow from the property is insufficient to service the mortgage debt, we would be required to use cash from other sources, if any is available, to service the mortgage debt and to avoid the mortgage lender foreclosing on the property subject to the loan. Thus, incurring mortgage debt increases our risks since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our investments in real properties. When we give a guaranty on behalf of an entity that owns one of our investments in real properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, we may have less cash available for distributions to our stockholders.

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

In connection with obtaining debt financing, a lender could impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace Paladin Advisors as our advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations. Any restrictions or limitations on our ability to make distributions could negatively impact our ability to remain qualified as a REIT

Fluctuations in interest rates could increase our expenses, require us to sell investments or make it more difficult to make attractive investments.

Although none of the loans we have incurred currently bear interest at a variable rate, we may refinance our loans or incur additional loans at variable rates. In addition, we may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. Increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow, and in some cases, nullify the effects of our derivative instruments, leading to increased risk of default in one or more of our credit agreements. If rising interest rates cause us to need additional capital to service our debt, we may be required to liquidate one or more of our investments in real properties at times which may not permit realization of the maximum return on such investments. Further, increases in interest rates may make investments in other entities more attractive than an investment in us. Conversely, decreases in interest rates may cause the price of real property investments and real estate related investments to increase, thus making it more difficult for us to make otherwise attractive investments. Any of these circumstances could reduce our profitability and our ability to make distributions to our stockholders.

If we enter into financing arrangements involving balloon payment obligations, the repayment of the balloon payments may require us to enter into unfavorable refinancings or to divert funds from other sources, which would reduce distributions made to stockholders.

Currently, all of our financing arrangements will require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the investment. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could require us to incur debt on unfavorable terms or divert funds from other sources to make the balloon payment. As a result, financing arrangements with balloon payments could result in increased costs and reduce our liquidity. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to make the distributions that we are required to make to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our profitability and our ability to make distributions to our stockholders.

As a result of current market conditions, we may be unable to obtain debt financing on favorable terms, if at all.

In order to conduct our activities, including, without limitation, our ability to fund our investments, we must continue to generate sufficient capital and liquidity. To generate sufficient capital and liquidity to make investments, we rely upon our net operating income and funds that we raise through our borrowing activities. Due to the crises in the real estate, credit and liquidity markets, it has become somewhat more difficult to obtain debt financing for our investments on favorable terms. In the event that we are unable to generate capital and liquidity on terms that are favorable to us, our ability to conduct our operations and make investments may be adversely affected.

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

If we lose or revoke our REIT status, we will face serious tax consequences that will substantially reduce our ability to make distributions to our stockholders because:

•

We would not be allowed a deduction for dividends made to stockholders in computing our taxable income, we would be subject to federal income tax at regular corporate rates and we might need to borrow money or sell assets in order to pay any such tax;

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

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, excluding capital gains. We will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid (or deemed paid) by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to redeem our shares generally are not taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and type of our assets, the ownership of our stock and the amounts we distribute to our stockholders. We may therefore be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits.

Compliance with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we are required to ensure that at the end of each calendar quarter, at least 75% of our assets consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and stock of QRSs and TRSs) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of QRSs and TRSs) can consist of the securities of any one issuer, and no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.

We may be subject to tax liabilities that reduce our cash flow and our ability to make distributions to you even if we qualify as a REIT for federal income tax purposes.

We may be subject to federal and state taxes on our income or property even if we qualify as a REIT for federal income tax purposes, including those described below:

•

In order to qualify as a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction or net capital gain) to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income.

•

We will be required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions we make (or are deemed to have made) to our stockholders in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be required to pay a tax on that income at the highest corporate income tax rate.

•

Any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, would be subject to the 100% “prohibited transaction” tax.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Shares issued pursuant to our First Follow-On Offering may limit our ability to use our Net Operating Losses (“NOLs”).

We have reported NOLs as a result of our activities through December 31, 2011. Issuance of our shares to new stockholders and/or transfers of shares by stockholders may have triggered or might trigger a change of ownership under Code Section 382. Such an ownership change would limit the rate at which we could apply the NOLs against our taxable income in future years. If such a change of ownership occurred, it is likely that the ordinary income portion of any income you realize from holding our shares will be greater, and the portion which will be capital gains will be less (or your capital loss will be greater) than would have otherwise been the case.

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

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

In order for FINRA members and their associated persons to have participated in the offering and sale of our common stock or to participate in any future offering of our common stock, we are required pursuant to FINRA Rule 5110(f)(M) to disclose in each Annual Report distributed to our stockholders a per share estimated value of the common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, Paladin Advisors must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the Annual Reporting requirements of ERISA in the preparation of their reports relating to an investment in our common stock. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that we are currently conducting a public offering of our common stock at the price of $10.00 per share.

Holders

As of March 16, 2012, there were 2,300 holders of record of our common stock.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual taxable income, subject to certain adjustments, to our stockholders. The amount of any cash distributions will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to declare and make distributions on a monthly basis. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, we may be required to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the requirement that we distribute at least 90% of our taxable income, subject to certain adjustments, in order to qualify as a REIT. We have declared and paid a 6% distribution every month since December 2005. For the years ended December 31, 2010 and 2011, our board of directors has declared the distributions listed below.

Month	Annualized Rate Declared	Date Made
January 2010	6.0%	February 15, 2010
February 2010	6.0%	March 15, 2010
March 2010	6.0%	April 15, 2010
April 2010	6.0%	May 17, 2010
May 2010	6.0%	June 15, 2010
June 2010	6.0%	July 15, 2010
July 2010	6.0%	August 16, 2010
August 2010	6.0%	September 15, 2010
September 2010	6.0%	October 15, 2010
October 2010	6.0%	November 15, 2010
November 2010	6.0%	December 15, 2010

Month	Annualized Rate Declared	Date Made
December 2010	6.0%	January 18, 2011
January 2011	6.0%	February 15, 2011
February 2011	6.0%	March 15, 2011
March 2011	6.0%	April 15, 2011
April 2011	6.0%	May 16, 2011
May 2011	6.0%	June 15, 2011
June 2011	6.0%	July 15, 2011
July 2011	6.0%	August 15, 2011
August 2011	6.0%	September 15, 2011
September 2011	6.0%	October 17, 2011
October 2011	6.0%	November 15, 2011
November 2011	6.0%	December 15, 2011
December 2011	6.0%	January 16, 2012

Sales of Unregistered Equity Securities

On June 18, 2010, we granted 4,000 shares of restricted common stock at $10.00 per share to each of our independent directors upon their reelection to the board of directors pursuant to our 2005 Independent Director Incentive Stock Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Two thousand of the shares granted to each independent director vested immediately, and 2,000 of the shares vested on the first anniversary of the date of grant, provided that the independent director continued to provide services to us on such vesting date. The unamortized shares are amortized from the date of grant to June 18, 2011. As of December 31, 2011 we have granted 28,000 of 60,000 shares of common stock authorized under our to our 2005 Independent Director Incentive Stock Plan. Mr. Harvey Lenkin resigned from our board of directors effective January 3, 2011. Accordingly, on January 3, 2011, he forfeited 2,000 shares of restricted stock that would have vested on June 18, 2011. As a result, an additional 34,000 shares remain available for issuance under our 2005 Independent Director Incentive Stock Plan.

Use of Offering Proceeds

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our First Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The First Follow-On Offering included up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. On July 22, 2011 we filed the Registration Statement for our Second Follow-On Offering (SEC File No. 333-17574), which extended our First Follow-On Offering from termination on July 28, 2011 to January 24, 2012. The Second Follow-On Offering was declared effective by the SEC on January 24, 2012 and includes up to 65,000,000 shares to be offered at $10.00 per share in the primary offering and up to 7,895,814 shares to be offered for sale pursuant to our distribution reinvestment plan.

As of December 31, 2011, we had sold 7,615,071 shares of common stock in the Initial Offering and the First Follow-On Offering, raising gross proceeds of $75,476,883. From this amount, we have incurred $6,247,151 in selling commissions and dealer manager fees to our dealer managers, $10,572,831 in organization and offering costs (of which $2,272,257 has been recorded in our financial statements), $2,445,555 in acquisition or origination fees and $1,588,791 in asset management fees. For the year ended December 31, 2011, the ratio of the cost of raising capital to the capital raised was approximately 11.0%.

As of December 31, 2011, we had offering proceeds, net of selling commissions, the dealer manager fee and organization and offering costs, from the Initial Offering and the First Follow-On Offering of $66,957,291. We used a combination of net offering proceeds and debt to purchase our interests in 14 properties and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through December 31, 2011, see our financial statements included in this Annual Report.

Share Redemptions

During the quarter ended December 31, 2011, we redeemed shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	17,335	$9.30	17,335	(1)
November 1, 2011 to November 30, 2011	18,182	$9.30	18,182	(1)
December 1, 2011 to December 31, 2011	17,897	$9.30	17,897	(1)

Total	53,414		53,414

(1)	We adopted a share redemption program effective February 28, 2005, as amended effective as of August 28, 2008, June 6, 2009 and August 3, 2011. We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) we will limit the number of shares redeemed pursuant to our share redemption program during any calendar year to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan.

Item 6.	Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2011	2010	2009	2008	2007

Operating Data:

Revenues	$24,197,962	$20,048,939	$15,344,761	$11,589,811	$5,595,622

Loss before equity in earnings and noncontrolling interest	$(5,080,018)	$(4,087,665)	$(6,337,842)	$(2,689,447)	$(1,627,801)

Equity in earnings from real estate joint venture	$169,947	$83,519	$81,153	$88,224	$83,896

Noncontrolling interest	$926,703	$1,178,012	$1,784,767	$242,673	$219,437

Net loss attributable to Company	$(3,983,368)	$(2,826,134)	$(4,471,922)	$(2,358,550)	$(1,324,468)

Loss per common share (basic and diluted)	$(0.66)	$(0.59)	$(1.09)	$(0.73)	$(0.75)

Distributions declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60

Weighted average common shares outstanding-basic and diluted	6,061,726	4,787,071	4,086,673	3,219,095	1,758,564

Balance Sheet Data:

Total assets	$221,521,688	$157,717,875	$160,931,602	$136,066,319	$64,554,863

Mortgages Payable	$168,924,800	$121,134,455	$121,365,972	$98,729,308	$43,879,125

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand our operations and our present business environment. The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors, including those factors set forth in Item 1A of this Annual Report and other factors presented throughout this Annual Report.

We are a Maryland corporation formed on October 31, 2003 and have elected to be taxed as a REIT commencing with the year ended December 31, 2006. We were organized to invest in a diversified portfolio of high quality investments, including investments in real properties and real estate related investments, focusing primarily on investments that produce current income.

As of December 31, 2011, we owned interests in 14 income-producing properties through 13 joint venture investments:

	Location	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	244 Units[1]

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Lofton Place Apartments	Tampa, Florida	1988	280 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Stone Ridge Apartments	Columbia, South Carolina	1975; renovated in 2008	191 Units

Coursey Place Apartments	Baton Rouge, Louisiana	2003	352 Units

Pines of York Apartments	Yorktown, Virginia	1976	248 Units

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

[1]

As originally constructed, the property had 266 units, 22 of which were damaged by a fire on February 20, 2011. The damaged units are being rebuilt and are expected to be available for occupancy in 2012.

We seek to invest in a variety of types of real properties, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We may also seek to invest in loans on real property such as mortgage loans and mezzanine loans, which we refer to as real estate related investments. We own our assets and conduct our operations through Paladin OP.

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

Offering Policy

Pursuant to our First Follow-On Offering, we conducted a public offering of up to 75,000,000 shares of common stock at $10.00 per share. We also offered up to 10,526,316 shares of common stock under our distribution reinvestment plan. Pursuant to our Second Follow-On Offering, we are conducting a public offering of up to $65,000,000 shares of common stock at $10.00 per share and up to 7,894,737 shares of common stock under our distribution reinvestment plan. We believe these offerings are currently in the best interest of our stockholders because they increase the likelihood that we will be able to acquire a diverse portfolio of income-producing properties, thereby reducing risk in our portfolio.

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

Policies Regarding Operating Expenses

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the twelve months then ended, as these terms are defined in our charter, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. During the twelve months ended December 31, 2011, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule as defined below.

Liquidation or Listing Policy

We believe it is in the best interest of our stockholders not to list our common stock on a national securities exchange at this time. First, we are in the fundraising and property-acquisition stage of our life cycle, and remaining unlisted improves our ability to continue to raise new equity and purchase additional properties so that the real estate portfolio can achieve greater size and diversification. Second, we believe it is more cost effective to remain unlisted and utilize Paladin Advisors as our external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the long-term benefits of completing the First Follow-On Offering and allowing the portfolio to mature. In making the decision of whether to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for stockholders. If our shares are not listed for trading on a national securities exchange by February 23, 2015, we will be required to begin the process of selling our properties and other investments and distributing the net sales proceeds to stockholders in liquidation. In making the decision to apply for listing of our shares, our board of directors will try to determine whether listing our shares or liquidating our assets will result in greater value for the stockholders.

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

Real Estate and Depreciation

Land is carried at cost. Building and improvements, furniture, fixtures, and equipment, in-place leases, and tenant improvements are stated at cost, less accumulated depreciation and amortization. We allocate the purchase price of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating the purchase price to an acquired property, we allocate the purchase price to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. In some circumstances, we engage real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however, we are ultimately responsible for the purchase price allocation. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the building and improvements and from 5 to 7 years for furniture, fixtures and equipment, using the straight line basis. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from 3 to 24 months, using the straight line basis. This amortization is included in depreciation and amortization expense on the consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

Effective January 1, 2009, we expense acquisition costs for future investment property acquisitions to record the acquisition at its fair value. Prior to January 1, 2009, we capitalized all acquisitions costs as part of the value of the investment property as an addition to building and improvements.

We review long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Examples of events or changes in circumstances that may trigger an impairment analysis include (i) a substantial decline in operating cash flows during the period, including declines related to decreased occupancy; (ii) a current or projected loss from operations; (iii) a significant cost accumulation above the original acquisition/development estimate; (iv) a change in plans to sell the property prior to the end of its useful life or holding period; (v) a significant decrease in market price not in line with general market trends or (vi) any other quantitative or qualitative events deemed significant by our management or our board of directors. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review our investment properties for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. If the sum of the expected future cash flows (undiscounted and without interest) is less than our carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value. There were no impairment charges taken for the three years ended December 31, 2011.

Acquisition of Real Estate

The fair value of real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. We aggregate all identified intangible assets and liabilities and present them net as a separate line item on the consolidated balance sheets. The weighted average amortization period for all identified intangible assets and liabilities is 1 year or less. Acquisition costs are expensed as incurred and are included in property operating expense in the consolidated statement of operations. Noncontrolling interests acquired are also recorded at estimated fair market value.

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

Investments

We evaluate whether we have a controlling financial interest in an entity, and accordingly, whether we should consolidate the entity. We consolidate any variable interest entities (“VIEs”) of which we have control (a) through voting rights or similar rights or (b) by means other than voting rights if we are the primary beneficiary, as defined below. When we do not have a controlling interest in an entity, but exert significant influence over the entity, we apply the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

If an investment was determined to be a VIE, we thereafter performed an analysis to determine if the we are the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity it must have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

As of December 31, 2011, we held a 99.7% ownership interest in Paladin OP and Paladin OP held a 70% ownership interest in Springhurst, an 83% ownership interest in Glenwood, a 97.5% ownership interest in KC Pinehurst, a 97.5% ownership interest in KC Pheasant, a 97.5% ownership interest in KC Retreat, a 49% ownership interest in Park Hill Partners, a 42.5% ownership interest in FPA/PRIP Conifer, a 47.7% ownership interest in FPA Governor Park Associates, a 60% ownership interest in Evergreen at Lofton Place, an 82.3% ownership interest in Morgan Beechwood, a 68.5% ownership interest in DT Stone Ridge, a 51.7% interest in Coursey Place Sole Member and a 90% interest in FP-1 as described in Note 3 to our consolidated financial statements. We have determined that Paladin OP and the entities in which it has invested are not VIEs. We consolidate Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant, KC Retreat, DT Stone Ridge, Coursey Place Sole Member and FP-1 as we are the majority owner and exercise control over all significant decisions. We also consolidate Park Hill Partners, FPA/PRIP Conifer, FPA Governor Park Associates, Evergreen at Lofton Place and Beechwood Morgan because we hold a significant ownership interest and exercise control over all significant decisions.

On a periodic basis we will evaluate whether there are any indicators that the value of our investments in partially-owned entities accounted for by the equity method are impaired. An investment is impaired if our estimate of the fair value of the investment is less than the carrying amount. The ultimate realization of our investment in partially-owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, then we record an impairment charge.

Deferred Loan Costs

Loan costs are capitalized and amortized using the effective interest method over the life of the related loan. The amortization is recorded as a component of interest expense.

Revenue Recognition

We primarily lease residential apartments to tenants under non-cancellable operating leases with terms ranging from 3 to 24 months. We also lease commercial space to tenants with lease terms extending to 2017. Rental income related to leases is recognized in the period earned over the lease term. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred.

Accounts Receivable

Accounts receivable is included in prepaid insurance and other assets, net in our consolidated balance sheets. Bad debts are recorded under the specific identification method, whereby, uncollectible receivables are directly written off when identified.

Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our stockholders equal at least the amount of our taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If we fail to qualify as a REIT in any taxable year without the benefit of certain relief provisions, we will be subject to federal and state income taxes on our taxable income at regular corporate income tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state or local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income. No provision has been made for federal income taxes for the years ended December 31, 2011, 2010 and 2009 in the consolidated financial statements.

We use a more-likely-than not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. We have assessed our tax positions for all open tax years as of January 1, 2008 and concluded that there were no material uncertain tax positions to be recognized. Our accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. We have not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2011, 2010 and 2009.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

As discussed below, increases in operating revenues and expenses are primarily attributable to real estate investments after we commenced operations in December 2005, in addition to the operation of existing properties for the full period. The results of operations are impacted by the timing of our acquisitions and dispositions in 2011 including: 801 Fiber Optic Drive, Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments.

Our results of operations are not indicative of what we expect our results of operations will be in future periods as we expect that our operating revenues and expenses will continue to increase as a result of our future investments in real property and real estate related investments.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Rental income for the year ended December 31, 2011 was $21,769,599, compared with $18,252,403 for the year ended December 31, 2010. Our rental income has changed due to our investments in Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments in 2011. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our future real property investments and real estate related investments.

Other income for the year ended December 31, 2011 was $2,412,760 compared to $1,786,841 for the year ended December 31, 2010. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. The change in other income for year ended December 31, 2011 is attributable to our acquisitions in 2011 noted above.

Property operating expenses for the year ended December 31, 2011 were $9,370,216 compared to $8,093,028 for the year ended December 31, 2010. The change in property operating expenses is attributable to our acquisitions in 2011 noted above. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our future real property investments and real estate related investments.

Real property taxes were $1,955,214 for the year ended December 31, 2011 compared to $1,574,103 for the year ended December 31, 2010. The change in real estate taxes is a result of our acquisitions in 2011 noted above.

General and administrative expenses were $2,056,231 for the year ended December 31, 2011 compared to $1,587,251 for the year ended December 31, 2010. The change was due primarily to the accrual of current year-end expenses that were not able to be accrued in prior years due to the 2%/25% limitation of general and administrative expenses.

Interest expense, including amortization of deferred financing costs, was $8,681,144 for the year ended December 31, 2011 and $7,624,089 for the year ended December 31, 2010. The change in interest expense was primarily related to our acquisitions in 2011 noted above.

Depreciation and amortization expense was $5,250,415 for the year ended December 31, 2011 compared to $5,258,133 for the year ended December 31, 2010.

Acquisition costs for the year ended December 31, 2011 were $1,694,760 compared to $0 for the year ended December 31, 2010, during which time no acquisitions were made.

Loss allocated to noncontrolling interests was $926,703 for the year ended December 31, 2011 compared to $1,178,012 for the year ended December 31, 2010. The change was due mainly to acquisitions of properties in 2011 and to the allocation of losses of each project in accordance with the respective operating agreements.

Net loss attributable to the Company was $3,983,368 for the year ended December 31, 2011, compared to $2,826,124 for the year ended December 31, 2010, primarily due to the net impact of the items discussed above.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Rental income for the fiscal year ended December 31, 2010 was $18,252,403, compared with $14,065,270 for the fiscal year ended December 31, 2009. Our rental income for 2010 increased as compared to 2009 due to our investments in Lofton Place Apartments in October 2009 and Beechwood Gardens Apartments in December 2009.

Other income for the year ended December 31, 2010 was $1,786,841 compared to $1,253,941 for the year ended December 31, 2009. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. The increase in other income for year ended December 31, 2010 is attributable to our acquisitions in 2009 noted above.

Property operating expenses for the year ended December 31, 2010 were $8,093,028 compared to $6,671,206 for the year ended December 31, 2009. The change in property operating expenses is attributable to our acquisitions in 2009 noted above. Real property taxes were $1,574,103 for the year ended December 31, 2010 compared to $1,243,597 for the year ended December 31, 2009. The change in real estate taxes in 2010 is a result of our acquisitions in 2009 noted above.

General and administrative expenses were $1,587,251 for the year ended December 31, 2010 compared to $2,427,858 for the year ended December 31, 2009. As discussed below, general and administrative expenses for the year ended December 31, 2009 included expenses that were incurred in years prior to 2009 and accrued by us in the year ended December 31, 2009. General and administrative expenses have decreased, since all such expenses paid by Paladin Advisors on behalf of the Company for the year ended December 31, 2010 were within the 2%/25% Rule and no unreimbursed expenses relating to prior periods were recognized.

Interest expense, including amortization of deferred financing costs, was $7,624,089 for the year ended December 31, 2010 and $6,554,831 for the year ended December 31, 2009. The change in interest expense was primarily related to our acquisitions in 2009 noted above.

Depreciation and amortization expense was $5,258,133 for the year ended December 31, 2010 compared to $3,812,064 for the year ended December 31, 2009. The change in depreciation and amortization expense in 2010 is a result of our acquisitions in 2009 noted above.

There were no acquisition costs for the year ended December 31, 2010 since there were no acquisitions made in 2010 as compared to $973,047 for the year ended December 31, 2009.

Loss allocated to noncontrolling interests was $1,178,012 for the year ended December 31, 2010 compared to $1,784,767 for the year ended December 31, 2009. The change was due mainly to acquisitions of properties in 2009 and to the allocation of losses of each project in accordance with the respective operating agreements.

Net loss attributable to us was $2,826,124 for the year ended December 31, 2010, compared to $4,471,922 for the year ended December 31, 2009, primarily due to the net impact of the items discussed above.

Inflation

Because of our brief operating history, we have not noticed a significant impact from inflation on our revenues, net sales or net income from continuing operations.

Related Party Transactions

Our board of directors, including our independent directors, has reviewed the material transactions between our affiliates and us since the beginning of 2011 as well as any other such proposed transactions. Set forth below is a description of such transactions and the independent directors’ report on their fairness.

Our Relationship with KBR Capital Markets, LLC

KBR Capital Markets is the dealer manager for our First Follow-On Offering and was a wholly owned subsidiary of Paladin Advisors from its formation on May 23, 2007 until its transfer to KBR Capital Partners on September 1, 2011. Paladin Realty has entered into a joint venture agreement with KBR Capital Advisors, LLC, an affiliate of KBR Capital Partners, pursuant to which they may jointly sponsor additional public and private investment funds in the future.

Selling Commissions and Dealer Manager Fees. Pursuant to the terms of the Follow-On Dealer Manager Agreement, we pay our dealer manager selling commissions of 6.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we do not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay our dealer manager a dealer manager fee during our First Follow-On Offering of up to 3.5% of gross offering proceeds from the sale of shares of our common stock in our primary offering. Our dealer manager may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. For the year ended December 31, 2011, and during the period that our dealer manager was a subsidiary of Paladin Advisors, we incurred $1,219,788 in selling commissions and dealer manager fees to our dealer manager. For the year ended December 31, 2010, we incurred $524,728 in selling commissions and dealer manager fees to our dealer manager. Our board of directors, including our independent directors, believes that the current and previous arrangements with our dealer manager are fair. The compensation payable to our dealer manager reflects our belief that such selling commissions and dealer manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a large, diversified portfolio of real property investments and real estate related investments.

Our Relationship with Paladin Advisors

Many of the services to be performed by Paladin Advisors in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions Paladin Advisors performs for us as our advisor, and it is not intended to include all of the services which may be provided to us by Paladin Advisors or by third parties. Under the terms of the Advisory Agreement, Paladin Advisors undertakes to present us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In its performance of this undertaking, Paladin Advisors, either directly or indirectly by engaging an affiliate, will:

•	identify and evaluate investment opportunities consistent with our investment policies and objectives;

•	structure the terms and conditions of transactions pursuant to which acquisitions and dispositions of investments will be made;

•	acquire real property investments and real estate related investments on our behalf in compliance with our investment objectives and policies;

•	arrange for financing and refinancing of properties; and

•	supervise, as asset manager, property management, leasing, development and construction services provided for our investments by third parties.

Paladin Advisors is at all times subject to the authority and oversight of our board of directors. Every transaction we enter into with Paladin Advisors or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and Paladin Advisors or any of its affiliates. A majority of the independent directors who are also otherwise disinterested in the transaction must approve each transaction between us and Paladin Advisors or any of its affiliates as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Our Advisory Agreement has a one-year term expiring July 28, 2012, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties.

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

We recognized cumulative organization and offering costs of $2,272,857 as of December 31, 2011. Such costs only become a liability to us to the extent that they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recognized by us, organization costs are charged to stockholders’ equity. For the year ended December 31, 2011, we paid $684,110 of offering costs. Due to the application of the 3.0% limitation, we recognized $664,149, which was charged to stockholders’ equity with the additional amount of $19,961 recorded as due from affiliate. Paladin Advisors is required to reimburse the current balance of $442,942 within 60 days after the end of the First Follow-On Offering, or March 26, 2012.

As of December 31, 2011, we have recognized a cumulative total of $2,272,857 of organization and offering costs. Subject to the 3.0% limitation, the remaining $8,299,974 in organization and offering costs, as of December 31, 2011 may be recognized in future periods as we receive additional proceeds of our First Follow-On Offering.

Expense Reimbursement. Pursuant to the terms of the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must pay us quarterly any amounts by which our operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”), unless a majority of independent directors approves reimbursement of any excess. We will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. Our average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended December 31, 2011, the average book value of our invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $215,200,000. Our net income, as defined in the Advisory Agreement, for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under GAAP, including the asset management fee, but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures, such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, we recognize an expense for operating expenses paid on our behalf by Paladin Advisors that do not exceed the 2%/25% Rule. Additionally, Paladin Advisors must pay to us within 60 days after the end of each fiscal quarter for the 12 months then ended any expenses we incur that when combined with expenses paid on our behalf exceed the 2%/25% Rule, unless a majority of the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by us at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of December 31, 2011, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended December 31, 2011, our general and administrative expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended December 31, 2011, $64,934 was paid by Paladin Advisors.

For the year ended December 31, 2011, we recognized $1,997,463 of general and administrative expenses, including $64,934 paid on our behalf by Paladin Advisors in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule.

For the twelve months ended December 31, 2011, our general and administrative expenses, which are the equivalent of total operating expenses for purposes of the 2%/25% Rule, represented approximately 1.0% of average invested assets.

Acquisition Fees

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

During the year ended December 31, 2011, we paid $644,092 to Paladin Advisors for the acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments.

Asset Management Fees

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

For the years ended December 31, 2011 and 2010, Paladin Advisors was entitled to asset management fees of $413,475 and $380,880, respectively, relating to the management of 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments, Beechwood Gardens Apartments, Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments. All asset management fees were paid prior to December 31, 2011.

Our board of directors, including our independent directors, considers our relationship with Paladin Advisors during 2011 to be fair. Our board of directors, including our independent directors, evaluated the performance of Paladin Advisors and the compensation paid to Paladin Advisors in connection with its decision to renew Advisory Agreement on July 20, 2011. Our board of directors, including our independent directors, believes that the amounts payable to Paladin Advisors under the Advisory Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for Paladin Advisors to provide the desired level of services to us and our stockholders. Our board of directors, including our independent directors, bases its evaluation of Paladin Advisors on factors such as (a) the amount of the fees paid to Paladin Advisors in relation to the size, composition and performance of our portfolio; (b) the success of Paladin Advisors in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by Paladin Advisors and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection and other fees; (e) the quality and extent of service and advice furnished by Paladin Advisors; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by Paladin Advisors for its own account.

Trends or Uncertainties

The commercial real estate debt markets have experienced continued volatility into the first quarter of 2012 as a result of multiple factors including the failure of large lending institutions, tighter underwriting standards by lenders and credit rating agencies, the significant inventory of maturing commercial real estate loans and unsold collateralized mortgage backed securities in the market, a slow U.S. economy and the euro-zone debt crisis. This has resulted in liquidity constraints that have adversely impacted virtually all commercial real estate property types, including core property types such as hotel, retail, office, industrial and multifamily properties. As our existing debt is fixed rate debt, our current portfolio will not be materially impacted by the current debt market environment. However, should the reduced availability of debt continue and/or the cost of borrowing increase, either by increases in the index rates or by increases in lender spreads, we will need to consider such factors in the evaluation of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.

The state of the debt markets could also have an impact on the overall amount of capital investing in real estate which may result in a decrease in the price or value of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

Beginning in the second half of 2011, the markets for certain classes of commercial property, including multifamily and office properties, saw general improvement in vacancy rates and pricing. However, high unemployment rates into the first quarter of 2012 present a continued risk of subdued demand. Although we have not thus far been materially adversely affected by the challenges confronting the commercial real estate markets, a muted recovery in the broad economy could limit revenue growth and negatively affect the results of our operations.

Our management is not aware of any other material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real property and real estate related investments.

Liquidity and Capital Resources

For the year ended December 31, 2011, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $18,651,018 from the sale of 2,060,648 shares of common stock in our Offerings; and

•	net operating income of $12,856,929 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “Net Loss Attributable to Company” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss attributable to the Company for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Net Operating Income	$12,856,929	$10,372,113	$7,404,408

Equity in earnings of real estate joint venture	169,947	83,519	81,153

Interest Income	15,603	9,695	25,550

Depreciation and amortization expenses	(5,520,412)	(5,258,133)	(3,812,064)

Interest expense	(8,681,144)	(7,624,089)	(6,554,831)

General and administrative expenses	(2,056,231)	(1,587,251)	(2,427,858)

Noncontrolling interests	926,703	1,178,012	1,784,767

Acquisition costs	(1,694,760)	—	(973,047)

Net Loss Attributable to Company	$(3,983,368)	$(2,826,134)	$(4,471,922)

We are dependent upon the net proceeds received from our First Follow-On Offering and to be received from our Second Follow-On Offering to conduct our proposed acquisition activities. The capital required to make additional real property investments and real estate related investments will be obtained from the First Follow-On Offering, the Second Follow-On Offering and from any indebtedness that we may incur in connection with the acquisition of any real properties and real estate related investments thereafter. We anticipate that cash flows from the real property investments and real estate related investments that we currently have will generate sufficient cash flows to fund required capital improvements and debt service costs.

We anticipate our sources of funds will continue to consist of net proceeds from the First Follow-On Offering, net proceeds from the Second Follow-On Offering, indebtedness and cash flows from operation of real property investments and real estate related investments held. We believe that these cash resources, along with our cash flow from operations will be sufficient to satisfy our cash requirements for the foreseeable future. To the extent that additional cash is needed to satisfy our requirements in the next twelve months, we will engage in additional fundraising activities, refinance current indebtedness or sell assets as needed.

Net cash provided by operating activities for the year ended December 31, 2011 was $236,501 compared to net cash provided by operating activities of $296,878 for the year ended December 31, 2010 and net cash used in operating activities of $84,387 for the year ended December 31, 2009. The change in 2011 from 2010 relates to our acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments in 2011. The change in 2010 from 2009 relates to our acquisitions of Lofton Place Apartments and Beechwood Gardens Apartments in 2009.

Net cash used in investing activities for the year ended December 31, 2011 was $62,327,115, which included $64,408,667 relating to the purchase of real estate and improvements partially offset by a decrease in restricted cash of $30,491 and distributions from real estate joint venture in excess of equity in earnings of $2,051,061. Net cash used in investing activities for the year ended December 31, 2010 was $1,411,411, which included $1,758,557 relating to the purchase of real estate and improvements and contributions to real estate joint venture of $550,000 partially offset by a decrease in restricted cash of $851,165 and distributions from real estate joint venture in excess of equity in earnings of $45,981. Net cash used in investing activities for the year ended December 31, 2009 was $29,645,692, which included $32,494,587 relating to the purchase of real estate and improvements partially offset by a decrease in restricted cash of $2,782,048 and distributions from real estate joint venture in excess of equity in earnings of $66,847.

Net cash provided by financing activities was $66,969,010 for the year ended December 31, 2011 related to $48,050,811 of borrowings from mortgage lenders, $20,372,585 in proceeds from the issuance of shares of common stock in our First Follow-On Offering and $6,073,504 of contributions from noncontrolling interests partially offset primarily by $260,466 of payments on mortgage payable, $1,721,567 of selling commissions and dealer manager fees, $767,690 of deferred loan costs, $664,148 of offering costs, $19,961 increase in due from affiliates, $1,784,862 of distributions paid, $1,765,375 of shares redeemed and $543,821 of distributions to noncontrolling interests. Net cash provided by financing activities was $2,155,410 for the year ended December 31, 2010 related to $434,786 of borrowings from mortgage lenders, $5,663,430 in proceeds from the issuance of shares of common stock in our First Follow-On Offering and $831,453 of contributions from noncontrolling interests partially offset primarily by $666,303 of payments on mortgage payable, $524,728 of selling commissions and dealer manager fees, $185,678 of deferred loan costs, $217,000 of offering costs, $116,757 increase in due from affiliates, $1,396,641 of distributions paid, $1,451,386 of shares redeemed and $215,766 of distributions to noncontrolling interests. Net cash provided by financing activities was $29,665,803 for the year ended December 31, 2009 primarily related to $22,708,779 of borrowings from mortgage lenders, $7,995,779 in proceeds from the issuance of shares of common stock in our First Follow-On Offering and $2,972,417 of contributions from noncontrolling interests partially offset primarily by $72,115 of payments on mortgage payable, $715,868 of selling commissions and dealer manager fees, $287,393 of deferred loan costs, $282,731 of offering costs, $106,874 increase in due from affiliates, $1,077,893 of distributions paid, $1,330,231 of shares redeemed and $138,0667 of distributions to noncontrolling interests.

Mortgages Payable

We have mortgage loans in an aggregate amount of $168,924,800 outstanding, consisting of:

(1)	$16,350,000 incurred in connection with the acquisition of our interest in Champion Farms Apartments;

(2)	$16,426,250 incurred in connection with the acquisition of our interest in Fieldstone Apartments’

(3)	$4,482,545 incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes;

(4)	$6,250,000 incurred in connection with the acquisition of our interest in Pheasant Run Apartments

(5)	$13,600,000 incurred in connection with the acquisition of our interest in Retreat Apartments,

(6)	$4,250,000 incurred in connection with the acquisition of our interest in Hilltop Apartments,

(7)	$28,617,670 incurred in connection with the acquisition of our interest in Conifer Crossing,

(8)	$10,539,988 incurred in connection with the acquisition of our interest in Two and Five Governor Park;

(9)	$11,976,347 incurred in connection with the acquisition of our interest in Lofton Place Apartments;

(10)	$8,661,000 incurred in connection with the acquisition of our interest in Beechwood Gardens Apartments;

(11)	$3,500,000 incurred in connection with the acquisition of our interest in Stone Ridge Apartments;

(12)	$28,500,000 incurred in connection with the acquisition of our interest in Coursey Place Apartments; and

(13)	$15,771,000 incurred in connection with the acquisition of our interest in Pines of York Apartments.

All of these loans, except for the loans incurred in connection with the acquisition of our interests in Fieldstone Apartments, Pinehurst Apartment Homes, Conifer Crossing and Lofton Place Apartments, are interest only. The earliest debt maturity is in April 2012 for the loan related to Stone Ridge Apartments. These mortgage notes payable are described in detail in Note 4 to our consolidated financial statements included herein.

Related to the mortgage loan for Two and Five Governor Park, the loan has two, one-year extensions which may be exercised if, among other things, the properties have (a) a debt service coverage ratio of 1.2 or better, and (b) a loan to value ratio of no more than 70.0% based on an appraisal. Each extension is subject to an extension fee equal to 1.5% of the outstanding principal balance. On December 17, 2010, the loan was extended for one year until December 19, 2011 and on December 19, 2011, the loan was extended for an additional year until December 19, 2012. In connection with the loan extensions, we paid loan extension fees and other costs of $175,986. The loan is prepayable at any time prior to its maturity, subject to an exit fee equal to 1.0% of the principal being repaid. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of December 31, 2011, our leverage did not exceed 300% of the value of our net assets.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

Mortgages Payable	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Principal	$168,924,800	$14,896,683	$19,014,960	$50,636,251	$84,376,906

Interest	$51,153,602	$9,515,323	$16,902,181	$12,030,133	$13,705,966

Total	$221,078,402	$24,412,006	$35,917,141	$62,666,383	$98,082,872

Distributions

We paid $3,535,347 in distributions in the fiscal year ended December 31, 2011. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

Of the $3,535,347 in distributions, $1,784,862 was paid in cash and $1,750,485 was paid through the distribution reinvestment plan in the form of additional shares issued.

Month	Annualized Rate Declared (1)	Date Paid	Total Distribution
December 1, 2010 to December 31, 2010	6.0%	January 18, 2011	$256,107
January 1, 2011 to January 31, 2011	6.0%	February 15, 2011	$259,036
February 1, 2011 to February 28, 2011	6.0%	March 15, 2011	$237,976
March 1, 2011 to March 31, 2011	6.0%	April 15, 2011	$274,056
April 1, 2011 to April 30, 2011	6.0%	May 16, 2011	$274,871
May 1, 2011 to May 31, 2011	6.0%	June 15, 2011	$293,241
June 1, 2011 to June 30, 2011	6.0%	July 15, 2011	$292,114
July 1, 2011 to July 31, 2011	6.0%	August 15, 2011	$316,440
August 1, 2011 to August 31, 2011	6.0%	September 15, 2011	$326,461
September 1, 2011 to September 30, 2011	6.0%	October 17, 2011	$323,489
October 1, 2011 to October 31, 2011	6.0%	November 15, 2011	$343,085
November 1, 2011 to November 30, 2011 (2)	6.0%	December 15, 2011	$338,471

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.
(2)	On November 22, 2011, our board of directors declared distributions for the month of December 2011 that totaled approximately $357,829 when paid on January 16, 2012. On December 22, 2011, our board of directors declared distributions for the month of January 2012 that totaled $366,145 when paid on February 15, 2012. On January 24, 2012, our board of directors declared distributions for the month of February 2012 that totaled $348,000 when paid on March 15, 2012. On February 22, 2012, our board of directors declared distributions for the month of March 2012 that will total approximately $376,000 when paid on April 16, 2012.

Period	Distributions Declared	Distributions Paid			Cash Flow from Operations	Funds from Operations
		Cash	DRIP	Total
Year Ended December 31, 2011	$3,750,262	$1,784,862	$1,750,485	$3,535,347	$236,501	$205,885
Year Ended December 31, 2010	$2,887,906	$1,396,641	$1,446,710	$2,843,351	$296,878	$887,327
Inception through December 31, 2011	$12,603,177	$5,428,055	$6,456,530	$11,884,585	$2,381,535	($512,539)

Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. The repayment of these deferred expenses has impacted, and may continue to impact our ability to pay distributions from cash flow from operations or at all. During 2011, in accordance with the Advisory Agreement, we reimbursed Paladin Advisors $575,000 of previously accrued general and administrative expenses. These reimbursements have reduced our cash flow provided by operating activities and therefore our ability to fund distributions therefrom.

For the year ended December 31, 2011, Paladin Advisors and its affiliates had incurred on our behalf $64,934 in general and administrative expenses and for which we reimbursed Paladin Advisors $15,115 for such amounts on March 25, 2011, $5,127 on September 29, 2011, and $45,993 on October 20, 2011. Pursuant to the terms of the Advisory Agreement, Paladin Advisors previously deferred (without interest) repayment of these expenses. The payment of these obligations may impact our ability to pay future distributions. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to pay additional expense on our behalf in the future and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact our ability to pay distributions in future periods as well as potentially adversely impact the value of an investment in us.

We are reliant on Paladin Advisors to support our activities currently because of our small size. As we continue to grow by selling shares in our First Follow-On Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors; however, as described above, we may not be able to continue to pay distributions at the rate we currently pay or at all.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. On October 31, 2011, NAREIT issued updated guidance with respect to the definition of FFO and reiterated that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO. NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and impairment write-downs plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Prior to the October 31, 2011 issuance of the updated guidance, we included asset impairment write-downs in the definition of FFO. Because we did not recognize any asset impairment changes for the years ended December 31, 2011, 2010 or 2009, the change in the definition of FFO based on this updated guidance did not have any impact on our reported FFO figures below. During the year ended December 31, 2011, management adjusted the way in which it determines depreciation attributable to non-controlling interests to be consistent with the method in which income is distributed to the controlling and non-controlling members, in accordance with the respective partnership agreements. As a result, FFO for the year ended December 31, 2010 was increased by $131,789 and FFO for the year ended December 31, 2009 was increased by $152,899 to make those figures comparative to the current period.

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

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined, such that management, investors and analysts have considered FFO to be insufficient as a singular financial performance measure. Thus, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the Investment Program Association, or IPA. As defined by the IPA, MFFO excludes from FFO the following items:

(1)	acquisition fees and expenses;

(2)	straight-line rent amounts, both income and expense;

(3)	amortization of above or below market intangible lease assets and liabilities;

(4)	amortization of discounts and premiums on debt investments;

(5)	gains or losses from the early extinguishment of debt;

(6)	gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations (unrealized gains and losses on hedges and foreign currency transactions, as well as any other cash flow adjustments, are adjustments made to net income in calculating cash flows provided by (used in) operating activities);

(7)	gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

(8)	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

(9)	gains or losses related to contingent purchase price adjustments; and

(10)	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

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

Acquisition costs: In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiates costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for these types of investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations are expensed. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.

In addition, all paid and accrued acquisition fees and expenses are characterized as operating expenses under GAAP and are included in the determination of net income and income from operations, both of which are performance measures under GAAP. Such acquisition fees and expenses are paid in cash and therefore will not be available to distribute to stockholders and may negatively impact our operating performance during the period in which properties are acquired and negatively impact the total return to stockholders, the potential for future distributions to stockholders and cash flows generated by us. Thus, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired.

An MFFO calculation that excludes acquisition costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have operating characteristics to ours. In the event there are no further proceeds from the sale of shares in an offering to fund future acquisition fees and expenses, such fees and expenses paid or reimbursed to our advisor will not be repaid to us and therefore we will need to pay such fees and expenses from either additional debt, earnings from our operations or operating cash flow, net proceeds from the sale of properties, or from ancillary cash flows.

The continued acquisition of properties, and the expenses incurred in connection with such acquisitions, is a key operational feature of our business plan to generate income from our operating activities and cash flow in order to make distributions to our stockholders.

The following section presents our calculation of FFO for the years ended December 31, 2011, 2010 and 2009:

	December 31, 2011	December 31, 2010	December 31, 2009
Net loss	$(4,910,071)	$(4,004,146)	$(6,256,689)
Add:
Depreciation and amortization - consolidated entities	5,520,415	5,258,133	3,812,064
Depreciation and amortization - unconsolidated entities	10,646	67,198	68,660
Less:
Gain on sale of real estate joint venture	$(168,657)	—	—
FFO	$452,333	$1,321,185	$(2,375,965)
Less: Noncontrolling interests	(246,448)	(433,858)	734,623
FFO attributable to Company	$205,885	$887,327	$(1,641,342)
Other Adjustments; Acquisition costs	1,398,983	—	809,569
Modified Funds From Operations (MFFO)	1,604,868	887,327	(831,773)
FFO per share-basic	$0.03	$0.19	$(0.40)
FFO per share-diluted	0.03	0.19	(0.40)
MFFO per share - basic	$0.26	$0.19	$(0.20)
MFFO per share - diluted	0.26	0.19	(0.20)
Weighted average number of shares outstanding - basic	6,061,726	4,787,071	4,086,673
Weighted average number of shares outstanding - diluted	6,061,726	4,791,389	4,086,673

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2011, the principal amounts including amounts required for amortization and at maturity and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value
Fixed rate debt - principal payments	$14,896,683	$1,360,539	$17,769,146	$33,079,375	$17,728,711	$84,090,346	$168,924,800	$183,349,000

Weighted-average interest rate on maturing debt (1)	6.82%	5.66%	5.99%	5.88%	6.07%	5.26%

(1)	The “weighted-average interest rate on maturing debt” has been calculated using the current interest rate on amounts either amortized or maturing in a given period.

The estimated fair value of our mortgages payable was $183,349,000 as of December 31, 2011. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates as of December 31, 2011.

As of December 31, 2011, our debt consisted of fixed rate mortgages payable in the principal amount of $168,924,800, at a weighted-average interest rate of 5.68% per year.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective and that there were no material weaknesses in the Company’s internal control over financial reporting, as of the end of the period covered by this Annual Report.

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

All executive officers serve at the pleasure of the board of directors. Our directors and executive officers are listed below. Messrs. Harvey Lenkin and Michael B. Lenard resigned from our board of directors effective January 3, 2011 and March 4, 2011, respectively. In addition, Ms. Whitney A. Greaves resigned from her position as our Chief Executive Officer and President effective June 17, 2011, and Mr. William K. Dunbar resigned from his position as our Chief Investment Officer effective January 31, 2012. Messrs. Lenkin and Lenard had both served on our board of directors since inception, and neither resigned because of any disagreements with us. Ms. Greaves and Mr. Dunbar had each served in their respective capacities since November 2008 and May 2007, respectively, and neither resigned because of any disagreements with us. At our request, Mr. Lenard continues to serve as our Executive Vice President, Secretary and Counselor.

Name	Age	Positions
James R. Worms	66	President, Chief Executive Officer and Chairman of the Board

Michael B. Lenard	56	Executive Vice President, Secretary and Counselor

John A. Gerson	62	Executive Vice President, Chief Financial Officer and Director

Harold H. Greene	73	Independent Director

Michael L. Meyer	73	Independent Director

Christopher H. Volk	54	Independent Director

James R. Worms has served as one of our directors and as Chairman since October 2003. He also served as our President and Chief Executive Officer from October 2003 to November 2008 and currently serves as our President and Chief Executive Officer. Mr. Worms is also the President of Paladin Advisors, and the Chairman and Chief Executive Officer of Paladin Realty. Paladin Realty is our sponsor and the managing member of Paladin Advisors.

Prior to joining the predecessor of Paladin Realty in 1995, Mr. Worms was a Managing Director of Salomon Brothers, where he co-managed the firm’s worldwide real estate investment banking activities. In this capacity, he was involved in real estate investment and advisory transactions totaling billions of dollars, including extensive experience in all types of commercial and residential real estate. Prior to joining Salomon Brothers in 1987, Mr. Worms was a principal at Eastdil Realty, Inc., where he directed Eastdil’s Western Region partnership investment operations. Before joining Eastdil in 1980, Mr. Worms worked as a Certified Public Accountant at Coopers & Lybrand. Mr. Worms has been a member of various industry organizations, including the Pension Real Estate Association, NAREIT, the International Council of Shopping Centers, and the Urban Land Institute, where he serves on the Recreation Development Council.

Mr. Worms graduated from the University of California, Los Angeles (“UCLA”) with a Bachelor’s degree in Economics and from The Anderson School of Management at UCLA with a Master’s degree in Business Administration. Mr. Worms also received a law degree from the University of California Hastings College of the Law.

James R. Worms has served as a member of our board of directors for the last six years and is our current President and Chief Executive Officer. He brings insight into all aspects of our business due to both his current role and his history with us. The knowledge of our business and his experience managing real estate investment and advisory transactions totaling billions of dollars are assets to our board of directors.

Michael B. Lenard has served as our Executive Vice President, Secretary and Counselor since October 2003. Mr. Lenard also served as one of our directors from October 2003 until March 2011. Mr. Lenard is also an Executive Vice President and Counselor of Paladin Advisors and a Senior Managing Director, Counselor and management committee member of Paladin Realty. He has been a member of various industry organizations, including the Urban Land Institute, where he serves on the Entertainment Development Council.

Prior to joining the predecessor of Paladin Realty in 1993, Mr. Lenard was a partner in the international law firm of Latham & Watkins, working in its Corporate Department with a special emphasis on private investment funds, international joint ventures and other private and closely held transactions and structures.

Mr. Lenard has served in a variety of leadership positions in Olympic and international sports for over 20 years, including as Vice President of the United States Olympic Committee and service on the Board of Directors of the Atlanta Committee for the Olympic Games (and its Audit and Ethics Committee). Currently, he is Vice President of, and has been since its founding, one of twenty worldwide members of the board of directors, of the Swiss-based international body that oversees and operates the court that adjudicates Olympic and international sports disputes. A 1984 Olympian, in addition to other competitive honors and medals, Mr. Lenard was a seven time National Champion in Team Handball and Team Handball Athlete of the Year for 1985 and USOC SportsMan of the Year in Team Handball in 1985.

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

Michael B. Lenard served as a member of our board of directors until March 2011 and as our Executive Vice President, Secretary and Counselor for the last six years. This experience and his former legal practice’s emphasis on private investment funds, international joint ventures and other private and closely held transactions and structures provide our board of directors with insight into legal issues we may face.

John A. Gerson has served as our Chief Financial Officer and an Executive Vice President and also as one of our directors since February 2004. He is also an Executive Vice President and Chief Financial Officer of Paladin Advisors and the Chief Financial Officer, Senior Managing Director and a management committee member of Paladin Realty.

Prior to joining Paladin Realty in 1999, Mr. Gerson was Chief Financial Officer of Kohlberg Kravis Roberts & Co. (“KKR”), a major management buyout firm with more than $60 billion in invested equity capital, from 1985 to 1996. He was responsible for KKR’s banking and financing needs, the firm’s reporting systems, senior liaison contact with investors, and management of the firm’s treasury and general partners’ investments. From 1982 to 1985, he was Vice President and Deputy Controller of Societé Generale’ s U.S. operations, directing all financial accounting and reporting systems of their U.S. business unit. From 1980 to 1982, he was Chief Financial Officer of Wells Fargo Bank International, a $500 million multi-branch international banking subsidiary of Wells Fargo International Bank. Mr. Gerson started his career as Assistant Controller and Assistant Vice President of Irving Leasing Corporation, an equipment leasing and financing subsidiary of Irving Trust Company, after serving as an audit supervisor for Peat, Marwick, Mitchell & Co.

Mr. Gerson is a trustee of Pace University and is treasurer and a trustee of the Morristown Medical Center Foundation. He is also a member of the American Institute of Certified Public Accountants and the New York State and New Jersey Society of Certified Public Accountants. He graduated from Pace University with a Bachelor’s degree in Business Administration.

John A. Gerson has served as a member of our board of directors and as our Chief Financial Officer for the last six years and has extensive knowledge of our financial position. With this knowledge and his experience as a former chief financial officer for a major management buyout firm with more than $60 billion in invested equity capital, Mr. Gerson provides our board of directors with essential information that enables a better understanding of the business and financial risks facing us.

Harold H. Greene has served as one of our directors since February 2004. Mr. Greene is a retired Managing Director of Commercial Real Estate for Bank of America, where he held responsibility for lending to commercial real estate developers in California, from 1998 to June 2001. Prior to joining Bank of America, Mr. Greene served from 1990 to 1998 as an Executive Vice President with Seafirst Bank, where he was responsible for real estate lending for the Northwest and for managing a real estate portfolio comprised of approximately $2 billion in assets. Mr. Greene was previously a director of William Lyon Homes, a builder of new luxury and single family home communities in California, Nevada and Arizona. He previously served as a director of Grubb & Ellis Company.

Mr. Greene graduated from UCLA with a Bachelor’s degree in Political Science. Mr. Greene has also studied at the Northwestern University Mortgage Banking School and the Southwest Graduate School of Banking at Southern Methodist University.

Harold H. Greene has served as a member of our board of directors for the last six years and is a 40-year veteran of the commercial and residential real estate lending industry. He brings both knowledge of the lending industry and experience with real estate portfolio management to our board of directors. In addition, he offers the experience gained by serving as a director and member of the audit, compensation and nominating and corporate governance committees for a builder of new luxury and single family homes.

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

Michael L. Meyer has served as a member of our board of directors for the last six years. He brings to our board of directors knowledge of the real estate industry and community and over 30 years as a certified public accountant. He has extensive experience as a real estate investor and serves as chief executive officer for a company providing property acquisition, financing and management services and advice to real estate entities. In addition, his service as director for two non-listed REITs is integral to our board’s understanding of current trends in the industry.

Christopher H. Volk has served as one of our directors since February 2004. Mr. Volk is Co-Founder, Chief Executive Officer and President of STORE Capital Corporation, an institutionally-held net lease real estate investment trust formed to provide capital to real estate intensive companies for their operational real estate assets. Previously, Mr. Volk served until 2010 as President and Chief Executive Officer and a director of Spirit Finance Capital Management, LLC, a Scottsdale, Arizona-based company that provides advisory services for Spirit Finance Corporation, a real estate investment trust that specializes in providing financing for single tenant, operationally-essential real estate, which he co-founded in 2003. From 2004 to August 2007, Spirit Finance Corporation was a listed company on the New York Stock Exchange. From 1986 until August 2001, Mr. Volk was President and Chief Operating Officer and a member of the board of directors of Franchise Finance Corporation of America, a NYSE-listed real estate investment trust that focused on providing real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets, and from August 2001 to December 2002 served as Chief Operating Officer of its successor, GE Franchise Finance.

Mr. Volk has been widely published in areas of finance, credit analysis and evaluation and has frequently served as a guest lecturer and conference speaker. Mr. Volk graduated from Washington and Lee University with a Bachelor’s degree and from Georgia State University with a Master’s degree in Business Administration.

Christopher H. Volk has served as a member of our board of directors for the last six years. He offers our board of directors REIT leadership experience previously having served as the president, chief executive officer and director of a company providing advisory services to a REIT and as an executive officer of two publicly listed REITs. This experience in the real estate industry assists us in evaluating our investments and investment strategies.

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

Additional information required by this Item 10 is incorporated by reference to the information contained under the caption “The Audit Committee” in our 2012 Proxy Statement.

Item 11.	Executive Compensation

Information required by this Item 11 is incorporated by reference to the information contained under the caption “Executive Compensation” and “Director Compensation” in our 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference to the information contained under the caption “Stock Ownership” in our 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this Item 13 is incorporated by reference to the information contained under the caption “Certain Relationships and Related Party Transactions” in our 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information required by this Item 14 is incorporated by reference to the information contained under the caption “Fees Paid to Independent Registered Public Accounting Firm” in our 2012 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current report on Form 8-K on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-113863) and incorporated herein by reference).

3.3	Amendment No. 1 to Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

10.1	Second Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P., dated February 6, 2008 (filed as Exhibit 10.2 to the Registrant’s Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-146867) and incorporated herein by reference).

10.2	Sixth Amended and Restated Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC dated July 20, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 22, 2011 and incorporated herein by reference).

10.3*	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q on May 13, 2005 and incorporated herein by reference).

10.4	Purchase Agreement and Amendments by and between Makor Properties, LLC and Paladin Realty Partners, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.5	Assignment and Assumption Agreement by Paladin Realty Partners, LLC to PRIP 801, LLC dated October 31, 2005 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.6	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of October 31, 2005 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on November 4, 2005 and incorporated herein by reference).

10.7	Membership Interest Purchase and Sale Agreement, dated May 10, 2006, by and among PRIP 3700, LLC, Bradley B. Chambers, Buckingham Investment Corporation and Springhurst Housing Partners, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 12, 2006 and incorporated herein by reference).

10.8	Amended and Restated Operating Agreement of Springhurst Housing Partners, LLC, dated June 1, 2006, by and between PRIP 3700, LLC and Buckingham Springhurst, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference).

10.9	Note by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc. dated as of June 1, 2006 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on June 9, 2006 and incorporated herein by reference).

10.10	Membership Interest Purchase and Sale Agreement by and among PRIP 10637, LLC, Shiloh Crossing Partners II, LLC, and Glenwood Housing Partners I, LLC, dated as of December 1, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.11	Amended and Restated Operating Agreement of Glenwood Housing Partners I, LLC by and between PRIP 10637, LLC and Shiloh Crossing Partners II, LLC, dated as of December 1, 2006 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.12	Note for loan of $2,000,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.13	Note for loan of $1,100,000 by and between Paladin Realty Partners, LLC and Paladin Realty Income Properties, Inc., dated as of December 1, 2006 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.14	Phase II Options Agreement by and between Glenwood Housing Partners II, LLC and PRIP 10637, LLC, dated as of December 1, 2006 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference).

10.15	Purchase and Sale Agreement by and between Pinehurst Associates, LLC and KC Pinehurst Associates, LLC dated as of July 2, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 9, 2007 and incorporated herein by reference).

10.16	Operating Agreement of KC Pinehurst Associates, LLC, dated as of September 13, 2007, by and among PRIP 500, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-11 (File No. 333-146867) and incorporated herein by reference).

10.17	Assumption Agreement dated September 13, 2007 by and among Pinehurst Associates, LLC, KC Pinehurst Associates, LLC, Federal Home Loan Mortgage Corporation and Robert E. Spielman (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-11 (File No. 333-146867) and incorporated herein by reference).

10.18	Promissory Note dated December 6, 2005 executed by KC Pinehurst Associates, LLC and payable to NorthMarq Capital, Inc. (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-11 (File No. 333-146867) and incorporated herein by reference).

10.19	Multi-family Deed of Trust, Assignment of Rents and Security Agreement, dated December 6, 2005 by Pinehurst Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-11 (File No. 333-146867) and incorporated herein by reference).

10.20	Guaranty, dated September 13, 2007, by James E. Lippert in favor of the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-11 (File No. 333-146867) and incorporated herein by reference).

10.21	Guaranty, dated December 6, 2006, by Robert E. Spielman in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-11 (File No. 333-146867) and incorporated herein by reference).

10.22	Purchase and Sale Agreement by and between Pheasant Run Apts, LS, Limited Partnership and KC Pheasant Associates, LLC dated as of August 2, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 8, 2007 and incorporated herein by reference).

10.23	Operating Agreement of KC Pheasant Associates, LLC, dated as of September 25, 2007, by and among PRIP 1102, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2007 and incorporated herein by reference).

10.24	Multifamily Note effective as of September 26, 2007 made by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.25	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of September 26, 2007 by KC Pheasant Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on October 2, 2007 and incorporated herein by reference).

10.26	Purchase and Sale Agreement, dated as of January 11, 2008, by and between The Retreat, LLC and KC Retreat Associates, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.27	Operating Agreement of KC Retreat Associates, LLC, dated as of January 11, 2008, by and among PRIP 11128, LLC, JTL Holdings, LLC and JTL Asset Management, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.28	Multifamily Note, effective as of January 11, 2008, made by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.29	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of January 11, 2008, by KC Retreat Associates, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.30	Guaranty, dated January 11, 2008, by James E. Lippert in favor NorthMarq Capital, Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.31	Repair Escrow Agreement, dated as of January 11, 2008, by and between KC Retreat Associates, LLC and NorthMarq Capital, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on January 17, 2008 and incorporated herein by reference).

10.32	Amended and Restated Operating Agreement of Park Hill Partners I, LLC, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.33	Contribution Agreement, dated as of April 7, 2008, by and between PRIP 6700, LLC and JTL Properties, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on April 11, 2008 and incorporated herein by reference).

10.34	Multifamily Note, effective as of November 30, 2007, made by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.35	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as November 30, 2007, by Park Hill Partners I, LLC in favor of NorthMarq Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.36	Guaranty, dated November 30, 2007, by James E. Lippert in favor NorthMarq Capital, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A on May 13, 2008 and incorporated herein by reference).

10.37	Purchase and Sale Agreement, dated as of April 2, 2008, by and between Simpson Financing Limited Partnership and Fowler Property Acquisitions, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.38	Assignment and Assumption of Agreement of Purchase and Sale, dated as of May 22, 2008, by and between Fowler Property Acquisitions, LLC and FPA Conifer Associates, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.39	Amendment to Assignment and Assumption of Agreement of Purchase and Sale, dated as of July 27, 2008, by and between Fowler Property Acquisitions, LLC and FPA/PRIP Conifer, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.40	Operating Agreement of FPA/PRIP Conifer, LLC, dated as of August 4, 2008, by and between PRIP 3383, LLC and FPA Conifer Investors, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.41	Multifamily Note effective as of August 5, 2008 made by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.42	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, effective as of August 5, 2008, by FPA/PRIP Conifer, LLC in favor of Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.43	Guaranty, dated August 5, 2008, by Gregory A. Fowler in favor Holliday Fenoglio Fowler, L.P. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.44	Repair Escrow Agreement, dated as of August 5, 2008, by and between FPA/PRIP Conifer, LLC and the Federal Home Loan Mortgage Corporation (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K on August 8, 2008 and incorporated herein by reference).

10.45	Purchase and Sale Agreement, dated as of September 9, 2008, by and between MIREF Governor Finance, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.46	First Amendment to Real Estate Purchase and Sale Agreement, dated as of October 23, 2008, by and between MIREF Governor Park, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.47	Assignment and Assumption of Agreement of Purchase and Sale, dated as of September 25, 2008, by and between Fowler Property Acquisitions, LLC and FPA Governor Park Associates, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.48	Operating Agreement of FPA/PRIP Governor Park, LLC, dated as of December 19, 2008, by and between PRIP 5060/6310, LLC and FPA Governor Park Investors, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.49	Master Lease Agreement, dated as of December 20, 2008, by and between FPA Governor Park Associates, LLC and Trinity Property Consultants, LLC (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.50	Promissory Note secured by Deed of Trust effective as of December 19, 2008 made by FPA Governor Park Associates, LLC in favor of MIREF Governor Finance, LLC (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.51	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing), effective as of December 19, 2008, by FPA Governor Park Associates, LLC for the benefit of MIREF Governor Finance, LLC (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.52	Guaranty, dated December 19, 2008, by Gregory A. Fowler in favor MIREF Governor Finance, LLC (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K on December 24, 2008 and incorporated herein by reference).

10.53	First Amendment to Limited Liability Company Agreement of FPA/PRIP Governor Park, LLC, dated as of March 25, 2009, by and between FPA Governor Park Investors, LLC and PRIP 5060/6310, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 27, 2009 and incorporated herein by reference).

10.54	First Amendment to Lease, dated as of March 25, 2009, by and between FPA Governor Park Associates, LLC and Trinity Property Consultants, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 27, 2009 and incorporated herein by reference).

10.55	Real Estate Sale Agreement, dated as of June 8, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.56	Reinstatement of and First Amendment to Real Estate Sale Agreement dated as of July 23, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.57	Second Amendment to Real Estate Sale Agreement dated as of August 6, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.58	Third Amendment to Real Estate Sale Agreement dated as of August 11, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.59	Fourth Amendment to Real Estate Sale Agreement dated as of August 12, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.60	Fifth Amendment to Real Estate Sale Agreement dated as of August 13, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.61	Sixth Amendment to Real Estate Sale Agreement dated as of September 1, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.62	Seventh Amendment to Real Estate Sale Agreement dated as of September 22, 2009, by and between ERP Operating Limited Partnership and Northview Realty Group Inc. (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.63	Assignment of Real Estate Agreement, dated as of September 14, 2009, by and between Northview Realty Group, Inc. and Evergreen at Lofton Place, LLC (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.64	Operating Agreement of Evergreen at Lofton Place, LLC, dated as of October 1, 2009, by and among PRIP Lofton, LLC, NVR Lofton Place, LP and BH Lofton, LLC (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.65	Multifamily Note effective as of October 1, 2009 made by Evergreen at Lofton Place, LLC in favor of CWCapital LLC (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.66	Multifamily Mortgage, Assignment of Rents and Security Agreement, effective as of October 1, 2009, by Evergreen at Lofton Place, LLC in favor of CWCapital LLC (filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.67	Guaranty, dated October 1, 2009, by Charles M. Thompson in favor of CWCapital LLC (filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K on October 7, 2009 and incorporated herein by reference).

10.68	Contribution Agreement, dated as of July 28, 2011, by and among PRIP Coursey, LLC, Charles M. Thompson and Evergreen at Coursey Place, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A on October 11, 2011 and incorporated herein by reference).

10.69	Amended and Restated Operating Agreement of Evergreen at Coursey Place, LLC, dated as of July 28, 2011 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A on October 11, 2011 and incorporated herein by reference).

10.70	Multifamily Mortgage effective as of July 28, 2011, made by Evergreen at Coursey Place, LLC in favor of Deutsche Bank Berkshire Mortgage, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A on October 11, 2011 and incorporated herein by reference).

10.71	Multifamily Note effective as of July 28, 2011, made by Evergreen at Coursey Place, LLC in favor of Deutsche Bank Berkshire Mortgage, Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A on October 11, 2011 and incorporated herein by reference).

10.72	Guaranty, dated as of July 28, 2011, by Charles M. Thompson in favor of Deutsche Bank Berkshire Mortgage, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A on October 11, 2011 and incorporated herein by reference).

10.73	Agreement to Amend or Comply, dated July 28, 2011, by and between Evergreen at Coursey Place, LLC and Deutsche Bank Berkshire Mortgage, Inc. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A on October 11, 2011 and incorporated herein by reference).

10.74	Replacement Reserve Agreement, dated as of July 28, 2011, by and between Evergreen at Coursey Place, LLC and Deutsche Bank Berkshire Mortgage, Inc. (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K/A on October 11, 2011 and incorporated herein by reference).

10.75	Assignment of Management Agreement and Subordination of Management Fees, dated as of July 28, 2011, by and among Evergreen at Coursey Place, LLC, Deutsche Bank Berkshire Mortgage, Inc. and Pegasus Residential, LLC (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K/A on October 11, 2011 and incorporated herein by reference).

10.76	Assignment of Security Interest, dated as of July 28, 2011, by Deutsche Bank Berkshire Mortgage, Inc. in favor of Federal Home Loan Mortgage Corporation (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K/A on October 11, 2011 and incorporated herein by reference).

10.77	Purchase and Sale Agreement and Escrow Instructions, dated as of July 15, 2011, by and between York Associates Limited Partnership and FP-1, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 21, 2011 and incorporated herein by reference).

10.78	First Amendment to Purchase and Sale Agreement and Escrow Instructions dated as of July 29, 2011, by and between York Associates Limited Partnership and FP-1, LLC LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on November 21, 2011 and incorporated herein by reference).

10.79	Reinstatement and Second Amendment to Purchase and Sale Agreement and Escrow Instructions dated as of August 16, 2011, by and between York Associates Limited Partnership and FP-1, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on November 21, 2011 and incorporated herein by reference).

10.80	Third Amendment to Purchase and Sale Agreement and Escrow Instructions dated as of September 12, 2011, by and between York Associates Limited Partnership and FP-1, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on November 21, 2011 and incorporated herein by reference).

10.81	Fourth Amendment to Purchase and Sale Agreement and Escrow Instructions dated as of September 30, 2011, by and between York Associates Limited Partnership and FP-1, LLC (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on November 21, 2011 and incorporated herein by reference).

10.82	Operating Agreement of FP-1, LLC, dated as of November 15, 2011, by and among PRIP Pines, LLC and Drucker & Falk (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on November 21, 2011 and incorporated herein by reference).

10.83	Multifamily Note effective as of November 15, 2011 made by FP-1, LLC in favor of Prudential Affordable Mortgage Company (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K on November 21, 2011 and incorporated herein by reference).

10.84	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing effective as of November 15, 2011, by FP-1, LLC in favor of Prudential Affordable Mortgage Company (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K on November 21, 2011 and incorporated herein by reference).

10.85	Guaranty of David C. Falk, dated November 15, 2011, by David C. Falk in favor of Prudential Affordable Mortgage Company (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K on November 21, 2011 and incorporated herein by reference).

10.86	Guaranty of Wendy C. Drucker, dated November 15, 2011, by David C. Falk in favor of Prudential Affordable Mortgage Company (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K on November 21, 2011 and incorporated herein by reference).

10.89	Assignment of Security Instrument, dated November 15, 2011, by Prudential Affordable Mortgage Company in favor of Federal Home Loan Mortgage Corporation (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K on November 21, 2011 and incorporated herein by reference).

21	List of Subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: March 30, 2012	By:	/S/ JAMES R. WORMS
James R. Worms
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ JAMES R. WORMS	President, Chief Executive Officer and	March 30, 2012
James R. Worms	Chairman of the Board (Principal Executive Officer)

/S/ JOHN A. GERSON	Executive Vice President,	March 30, 2012
John A. Gerson	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/S/ HAROLD H. GREENE	Director	March 30, 2012
Harold H. Greene

/S/ MICHAEL L. MEYER	Director	March 30, 2012
Michael L. Meyer

/S/ CHRISTOPHER H. VOLK	Director	March 30, 2012
Christopher H. Volk

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Paladin Realty Income Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Paladin Realty Income Properties, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paladin Realty Income Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

March 30, 2012

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
ASSETS

Real Estate:
Building and improvements	$171,952,566	$121,848,695
Land	43,586,077	33,010,100
Furniture, fixtures and equipment	6,472,825	5,319,274
In-place leases	486,000	1,809,508
Tenant improvements	1,179,500	1,029,147

	223,676,968	163,016,724
Less: Accumulated depreciation and amortization	(16,731,741)	(14,006,760)

Total real estate, net	206,945,227	149,009,964
Investment in real estate joint venture	—	2,051,061
Cash and cash equivalents	8,000,503	3,122,107
Restricted cash	2,140,039	1,514,717
Prepaid expenses and other assets, net	4,346,883	2,020,026
Due from affiliates	89,036	—

TOTAL ASSETS	$221,521,688	$157,717,875

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$168,924,800	$121,134,455
Due to affiliates	—	474,258
Unaccepted subscriptions for common shares	277,911	121,923
Accrued expenses and other liabilities	4,064,017	2,805,194
Dividends payable	718,357	503,593

Total liabilities	173,985,085	125,039,423

Equity:
Company’s Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 7,124,027 shares and 5,069,487 shares issued, respectively	71,239	50,694
Additional paid-in-capital	62,373,430	44,405,174
Accumulated deficit and dividends	(28,281,929)	(20,548,299)

Total Stockholders’ Equity	34,162,740	23,907,569

Noncontrolling interests	13,373,863	8,770,883

Total Equity	47,536,603	32,678,452

TOTAL LIABILITIES AND EQUITY	$221,521,688	$157,717,875

See accompanying notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Revenues
Rental income	$21,769,599	$18,252,403	$14,065,270
Other income	2,412,760	1,786,841	1,253,941
Interest income	15,603	9,695	25,550

Total Revenues	24,197,962	20,048,939	15,344,761

Expenses
Property operating expenses	9,370,216	8,093,028	6,671,206
Real property taxes	1,955,214	1,574,103	1,243,597
General and administrative expenses	2,056,231	1,587,251	2,427,858
Interest expense, including amortization of deferred loan costs	8,681,144	7,624,089	6,554,831
Depreciation and amortization expense	5,520,415	5,258,133	3,812,064
Acquisition costs	1,694,760	—	973,047

Total Expenses	29,277,980	24,136,604	21,682,603

Loss before equity in earnings and noncontrolling interests	(5,080,018)	(4,087,665)	(6,337,842)
Equity in earnings from real estate joint venture and gain on sale	169,947	83,519	81,153

Net loss	(4,910,071)	(4,004,146)	(6,256,689)
Noncontrolling interests	926,703	1,178,012	1,784,767

Net loss attributable to Company	$(3,983,368)	$(2,826,134)	$(4,471,922)

Net loss per common share
Basic	$(0.66)	$(0.59)	$(1.09)

Diluted	$(0.66)	(0.59)	(1.09)

Weighted average number of common shares outstanding
Basic	6,061,726	4,787,071	4,086,673

Diluted	6,061,726	4,787,071	4,086,673

See accompanying notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2011, 2010 and 2009

	Common Shares		Additional	Accumulated
	Common shares	Amount	Paid-in Capital	Deficit and Dividends	Noncontrolling Interests	Total Equity
BALANCE, December 31, 2008	3,687,656	$36,876	$32,379,963	$(7,869,801)	$8,283,625	$32,830,663

Issuance of common shares	804,083	8,041	7,987,738	—	—	7,995,779
Shares redeemed	(143,238)	(1,432)	(1,329,061)	—	—	(1,330,493)
Selling commissions and dealer manager fees	—	—	(715,868)	—	—	(715,868)
Offering costs	—	—	(282,731)	—	—	(282,731)
Contributions	—	—	—	—	2,972,417	2,972,417
Distributions	—	—	—	—	(138,067)	(138,067)
Dividends declared	—	—	—	(2,492,536)	—	(2,492,536)
Shares issued pursuant to Distribution Reinvestment Plan	140,224	1,402	1,330,735	—	—	1,332,137
Net loss	—	—	—	(4,471,922)	(1,784,767)	(6,256,689)

BALANCE, December 31, 2009	4,488,725	$44,887	$39,370,776	$(14,834,259)	$9,333,208	$33,914,612

Issuance of common shares	567,911	5,679	5,657,751	—	—	5,663,430
Shares redeemed	(155,469)	(1,555)	(1,449,831)	—	—	(1,451,386)
Selling commissions and dealer manager fees	—	—	(524,728)	—	—	(524,728)
Offering costs	—	—	(217,000)	—	—	(217,000)
Contributions	—	—	—	—	831,453	831,453
Distributions	—	—	—	—	(215,766)	(215,766)
Dividends declared	—	—	—	(2,887,906)	—	(2,887,906)
Issuance of common shares to directors	16,000	160	(160)	—	—	—
Share-based compensation expense	—	—	123,179	—	—	123,179
Shares issued pursuant to Distribution Reinvestment Plan	152,320	1,523	1,445,187	—	—	1,446,710
Net loss	—	—	—	(2,826,134)	(1,178,012)	(4,004,146)

BALANCE, December 31, 2010	5,069,487	$50,694	$44,405,174	$(20,548,299)	$8,770,883	$32,678,452

Issuance of common shares	2,060,648	20,606	20,351,979	—	—	20,372,585
Shares redeemed	(190,349)	(1,903)	(1,763,472)	—	—	(1,765,375)
Selling commissions and dealer manager fees	—	—	(1,721,567)	—	—	(1,721,567)
Offering costs	—	—	(664,148)	—	—	(664,148)
Contributions	—	—	—	—	6,073,504	6,073,504
Distributions	—	—	—	—	(543,821)	(543,821)
Dividends declared	—	—	—	(3,750,262)	—	(3,750,262)
Share-based compensation expense	—	—	16,821	—	—	16,821
Shares issued pursuant to Distribution Reinvestment Plan	184,241	1,842	1,748,643	—	—	1,750,485
Net loss	—	—	—	(3,983,368)	(926,703)	(4,910,071)

BALANCE, December 31, 2011	7,124,027	$71,239	$62,373,430	$(28,281,929)	$13,373,863	$47,536,603

See accompanying notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,910,071)	$(4,004,146)	$(6,256,689)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Equity in earnings from joint venture	(169,947)	(83,519)	(81,153)
Distributions from real estate joint venture	169,947	83,519	81,153
Depreciation and amortization expense	5,520,415	5,258,133	3,812,064
Amortization of deferred loan costs	389,488	268,557	249,108
Amortization of deferred compensation	16,821	123,179	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(499,825)	74,956	(261,418)
Increase in prepaid insurance and other assets	(549,467)	(54,323)	(209,481)
(Decrease) increase in due to affiliates	(543,333)	(1,722,151)	1,587,086
Increase in accrued expenses and other liabilities	812,473	352,673	994,943

Net cash provided by / (used in) operating activities	236,501	296,878	(84,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of / expenditures for real estate and improvements	(64,408,667)	(1,758,557)	(32,494,587)
Decrease in restricted cash	30,491	851,165	2,782,048
Distributions from real estate joint venture in excess of equity in earnings	2,051,061	45,981	66,847
Contributions to real estate joint venture	—	(550,000)	—

Net cash used in investing activities	(62,327,115)	(1,411,411)	(29,645,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	48,050,811	434,786	22,708,779
Payments on mortgages payable	(260,466)	(666,303)	(72,115)
Deferred loan costs	(767,690)	(185,678)	(287,393)
(Increase) decrease in restricted cash	(155,988)	194,903	(132,326)
Proceeds from issuance of common shares	20,372,585	5,663,430	7,995,779
Shares redeemed	(1,765,375)	(1,451,386)	(1,330,231)
Increase (decrease) in unaccepted subscriptions for common stock	155,988	(194,903)	132,326
Selling commissions and dealer manager fees	(1,721,567)	(524,728)	(715,868)
Offering costs	(664,148)	(217,000)	(282,731)
Increase in due from affiliates	(19,961)	(116,757)	(106,874)
Distributions paid	(1,784,862)	(1,396,641)	(1,077,893)
Contributions from noncontrolling interest	6,073,504	831,453	2,972,417
Distributions to noncontrolling interest	(543,821)	(215,766)	(138,067)

Net cash provided by financing activities	66,969,010	2,155,410	29,665,803

Net increase (decrease) in cash and cash equivalents	4,878,396	1,040,877	(64,276)
Cash and cash equivalents – beginning of year	3,122,107	2,081,230	2,145,506

Cash and cash equivalents – end of year	$8,000,503	$3,122,107	$2,081,230

Supplemental disclosure of non-cash investing and financing activities
Dividends payable	$718,357	$503,593	$459,130
Common shareholder distributions reinvested in accordance with Dividend Reinvestment Plan	$1,750,485	$1,446,710	$1,332,137
Expenditures for real estate and improvements accrued but unpaid	$446,350	$—	$109,375
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,088,873	$7,313,639	$6,243,358

See accompanying notes to consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT” or the “Company”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. As of December 31, 2011, the Company owned interests in 13 joint ventures that own 14 income-producing properties.

	Location	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	244 Units[1]

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Lofton Place Apartments	Tampa, Florida	1988	280 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Stone Ridge Apartments	Columbia, South Carolina	1975; renovated in 2008	191 Units

Coursey Place Apartments	Baton Rouge, Louisiana	2003	352 Units

Pines of York Apartments	Yorktown, Virginia	1976	248 Units

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

[1]

As originally constructed, the property had 266 units, 22 of which were damaged by a fire on February 20, 2011. The damaged units are being rebuilt and are expected to be available for occupancy in 2012.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

Paladin REIT’s investment policy includes a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include loans on real property such as first mortgage loans and mezzanine loans. Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an amended and restated advisory agreement, dated July 20, 2011 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real property investments and real estate related investments it makes, subject to oversight by the board of directors of Paladin REIT. Paladin Advisors also provides marketing, sales, and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Offering terminated on July 28, 2008, in connection with the commencement of Paladin REIT’s first follow-on offering (the “First Follow-On Offering”). As of December 31, 2011, Paladin REIT had received proceeds of $75,476,883 for 7,615,071 shares in the Initial Offering and the First Follow-On Offering. On July 22, 2011, the Company filed the Registration Statement for its second follow-on offering, SEC File No. 333-17574 (the “Second-Follow-On Offering, and collectively with the Initial Offering and the First Follow-On Offering, the “Offerings”), which extended the First Follow-On Offering from termination on July 28, 2011 to January 24, 2012. The Second Follow-On Offering was declared effective by the SEC on January 24, 2012.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of December 31, 2011 and 2010, Paladin Advisors held a 0.3% limited partnership interest and Paladin REIT held a 99.7% general partnership interest in Paladin OP.

2. Summary of Significant Accounting Policies

Principles of Reporting

Variable Interest Entities

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

If an investment is determined to be a VIE, the Company thereafter performs an analysis to determine if the Company is the primary beneficiary of the VIE. U.S. generally accepted accounting principles (“GAAP”) require a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity it must have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Derivative Instruments

The Company has entered into a derivative financial instrument to manage interest rate risk and may do so in the future to facilitate asset/liability strategies. The Company has elected to not treat the derivative financial instruments as a hedge because this investment was not entered into for speculative purposes and does not meet the strict hedge accounting requirements of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. ASC 815 requires that all derivative investments be carried at fair value. Changes in fair value are recorded in earnings for each period.

The accompanying consolidated financial statements are prepared in accordance with GAAP. Revenues are recognized as earned, and expenses are recognized as incurred.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

Risks and Uncertainties

The Company is operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by the lack of liquidity in certain financial markets, uneven real estate values and stricter standards by financial institutions in making new loans and refinancing or extending existing loans on similar terms and conditions.

Noncontrolling Interests

Background

Noncontrolling interests are presented and disclosed as a separate component of equity (not as a liability or other item outside of permanent equity). Consolidated net income includes the noncontrolling interest’s share of income. The calculation of earnings per share is based on income amounts attributable to the Company. All changes in the Company’s ownership interest in a subsidiary are accounted for as equity transactions if the Company retains its controlling financial interest in the subsidiary.

Presentation

As of December 31, 2011 and 2010, the Company’s noncontrolling interests represent noncontrolling ownership interests in joint ventures controlled by the Company through ownership or contractual arrangements. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity.

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

Real Estate and Depreciation

Land is carried at cost. Building and improvements, furniture, fixtures, and equipment, in-place leases, and tenant improvements are stated at cost, less accumulated depreciation and amortization. The Company allocates the purchase price of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating the purchase price to an acquired property, the Company allocates the purchase price to the estimated value of the land, building, and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. In some circumstances, the Company engages real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however, the Company is ultimately responsible for the purchase price allocation. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The Company depreciates the buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the buildings and improvements and from 5 to 7 years for furniture, fixtures and equipment, using the straight line basis. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from 3 to 24 months, using the straight line basis. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance and acquisition costs are expensed as incurred.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review the Company’s investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. If the sum of the expected future cash flows (undiscounted and without interest) is less than the Company’s carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value. There were no impairment charges taken for the years ended December 31, 2011, 2010 and 2009.

Acquisition of Real Estate

The fair value of real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. The Company aggregates all identified intangible assets and liabilities and presents them net as a separate line item on the consolidated balance sheets. The weighted average amortization period for all identified intangible assets and liabilities is one year or less. Acquisition costs are expensed as incurred and are included in property operating expense in the accompanying consolidated statement of operations. Noncontrolling interests acquired are also recorded at estimated fair market value.

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

December 31, 2011 and 2010

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

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and Paladin REIT receives the subscription proceeds. Restricted cash included $277,911 and $121,923 as of December 31, 2011 and 2010, respectively, for subscription proceeds that were held in escrow. At December 31, 2011 and 2010, restricted cash also included $1,862,128 and $1,392,734, respectively, held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the years ended December 31, 2011, 2010 and 2009 in the accompanying consolidated financial statements.

The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years since January 1, 2007 and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2011, 2010 and 2009.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3.0% limitation of the gross proceeds from the Offerings pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in Note 6.

Expense Reimbursement

Pursuant to the terms of the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must pay the Company quarterly any amounts by which the Company’s operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”), unless a majority of the Company’s independent directors approves reimbursement of any excess. The Company will not reimburse Paladin

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. The Company’s average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended December 31, 2011, the average book value of the Company’s invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $215,200,000. The Company’s net income, as defined in the Advisory Agreement, for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under GAAP including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, the Company recognizes an expense for operating expenses paid on its behalf by Paladin Advisors that do not exceed the 2%/25% Rule. Additionally, Paladin Advisors must pay to the Company within 60 days after the end of each fiscal quarter for the 12 months then ended any expenses in excess of the 2%/25% Rule, unless a majority of the Company’s independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by the Company at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, the Company will send its stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable, may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of December 31, 2011 there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended December 31, 2011, the Company’s general and administrative expenses, including expenses incurred on the Company’s behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended December 31, 2011, $64,934 was paid by Paladin Advisors.

For the year ended December 31, 2011, the Company recognized $1,997,463 of general and administrative expenses, including $64,934 paid on the Company’s behalf by Paladin Advisors in general and administrative expenses. In accordance with the Advisory Agreement, the Company recognizes on a quarterly basis amounts not exceeding the 2%/25% Rule.

Per Share Data

The Company presents both basic and diluted loss per share (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. Excluded from the dilutive EPS calculation is the directors’ unvested shares of restricted stock totaling 8,000, for the year ended December 31, 2010, because their effect would be anti-dilutive. There were no unvested shares of restricted stock as of December 31, 2011 or December 31, 2010.

Unaccepted Subscriptions for Common Stock

Unaccepted subscriptions for shares of our common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of December 31, 2011 and 2010.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, investments in real estate joint ventures, other assets, distributions payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of December 31, 2011, the mortgages payable had an estimated fair value of approximately $183.3 million compared to the carrying value of $168.9 million. As of December 31, 2010, the mortgages payable had an estimated fair value of approximately $127.8 million compared to the carrying value of $121.1 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of December 31, 2011 and 2010.

Share-based Compensation

Under the terms of the Independent Director Incentive Stock Plan, the Company granted 3,000 shares at fair value of $10 per share of restricted common stock to each of the four independent directors on June 30, 2006. One-third of the restricted common stock vested on each of the first three anniversaries of December 2, 2005, the date the Company reached its minimum offering. On June 18, 2010, we granted 4,000 shares of restricted common stock at fair value of $10 per share to each of our independent directors upon their reelection to the board of directors pursuant to the 2005 Independent Director Incentive Stock Plan. Two thousand of the shares granted to each independent director then serving vested immediately, and 2,000 of the shares vested on the first anniversary of the date of grant to those independent directors who continued to provide services to us on such vesting date. There are 60,000 shares in total authorized under the Independent Director Incentive Stock Plan, which expires on February 28, 2015.

The Company records compensation expense for the restricted common stock. Compensation expense for common stock unvested at March 21, 2006 was based on the grant date fair value of the common stock and was recognized using the straight-line attribution method, assuming no forfeitures. For the years ended December 31, 2011 and 2010, the Company recorded $16,821 and $123,179, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. There were no unamortized compensation costs on non-vested shares at December 31, 2011 or 2010.

As of December 31, 2011, no shares of restricted stock were unvested. Effective January 3, 2011, Mr Harvey Lenkin resigned from the Company’s board of directors and forfeited 2,000 shares of restricted stock.

Reportable Segments

Management has determined that the Company has one reportable segment, which owns interests in real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of December 31, 2011, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

Reclassifications

Common shares redeemed by the Company are reflected as a reduction in additional paid-in capital. Previously, they were reflected as treasury shares.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the our financial position or results of operations.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

3. Investments

Investments in Real Estate

	Paladin OP Ownership %	Property	Year Built	Number of Units/Rentable Square Feet

Multifamily Communities

Springhurst Housing Partners, LLC	70.0%	Champion Farms Apartments	2000	264 Units

Glenwood Housing Partners I, LLC	83.0%	Fieldstone Apartments	2001	244 Units[1]

KC Pinehurst Associates, LLC	97.5%	Pinehurst Apartment Homes	1986 and 1988; renovated in 2006	146 Units

KC Pheasant Associates, LLC	97.5%	Pheasant Run Apartments	1985; renovated in 2003 and 2004	160 Units

KC Retreat Associates, LLC	97.5%	The Retreat Apartments	1984; renovated in 2004 and 2005	342 Units

Park Hill Partners I, LLC	49.0%	Hilltop Apartments	1986	124 Units

FPA/PRIP Conifer, LLC	42.5%	Conifer Crossing	1981	420 Units

Evergreen at Lofton Place, LLC	60.0%	Lofton Place Apartments	1988	280 Units

Morgan Beechwood, LLC	82.3%	Beechwood Garden Apartments	1967; renovated in 2003 and 2004	160 Units

DT Stone Ridge, LLC	68.5%	Stone Ridge Apartments	1975; renovated in 2008	191 Units

Coursey Place Sole Member, LLC	51.7%	Coursey Place Apartments	2003	352 Units

FP-1, LLC	90%	Pines of York Apartments	1976	248 Units

Office

FPA/PRIP Governor Park, LLC	47.7%	Two and Five Governor Park	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

[1]

As originally constructed, the property had 266 units, 22 of which were damaged by a fire on February 20, 2011. The damaged units are being rebuilt and are expected to be available for occupancy in 2012.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

In connection with Paladin OP’s acquisition of its interest in Springhurst Housing Partners, LLC (“Springhurst”), Buckingham Springhurst, LLC was granted the right to require Paladin OP to purchase up to an additional 20% ownership interest in Springhurst from Buckingham Springhurst, LLC upon the occurrence of certain events and the achievement of certain financial benchmarks at Champion Farms Apartments at a cost of $67,500 per 1% of ownership interest. As of December 31, 2011, Paladin OP has not been required to purchase additional interests in Springhurst by Buckingham Springhurst, LLC.

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

Also in connection with Paladin OP’s initial acquisition of its interest in Glenwood, a wholly owned subsidiary of Paladin OP, PRIP 10637, LLC, entered into a Phase II Option Agreement (“Option Agreement”) with Glenwood Housing Partners II, LLC, an Indiana limited liability company (“Glenwood II”). Glenwood II owns a parcel of land adjacent to Fieldstone Apartments upon which it may construct 88 apartment units with an aggregate of 97,640 square feet of rentable space to be leased, managed and operated as Phase II of the Fieldstone Apartments. The Option Agreement grants PRIP 10637, LLC an ongoing option to purchase at least a 70% but not more than 90% beneficial ownership interest in Glenwood II or any affiliated entity that owns the parcel and developments thereon. PRIP 10637, LLC may exercise the option at any time after the completion of development and stabilization of the project. If exercised, the purchase price for the option interest will be determined by a formula that utilizes market-rate variables as of that future date. As of December 31, 2011, the option has not been exercised.

The operating agreements for both Springhurst and Glenwood provide that the Company will receive priority in distributions of operating cash flow until it has received at least 8.25% on its invested equity, after which its co-venture partners will receive distributions until they have reached the same 8.25% on their invested equity. Thereafter, operating cash flow will be distributed 50% to the Company and 50% to its co-venture partners. The operating agreements for both Springhurst and Glenwood also provide for priority distributions of sale proceeds, if any. First, the Company will receive a priority distribution equal to a return of its invested capital. Second, its co-venture partners will receive a distribution equal to their

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

invested capital. Third, the Company will receive an amount that when added to all distributions of cash flow made to the Company during the life of its investment, is sufficient to generate an 11.5% internal rate of return on its invested capital (“IRR”). Fourth, the Company’s co-venture partners will receive an amount, that when added to all distributions of cash flow made to its co-venture partners during the life of their investment, is sufficient to generate an IRR of 11.5% . Fifth, any further sales proceeds will be distributed 50% to the Company and 50% to its co-venture partners.

The operating agreements for both KC Pinehurst Associates, LLC (“KC Pinehurst”) and KC Pheasant Associates, LLC (“KC Pheasant”) provide that the Company will receive priority in distributions of operating cash flow until it has received at least 9.0% on its invested equity, after which its co-venture partners will receive distributions until they have reached the same 9.0% on their invested equity. Thereafter, operating cash flow will be distributed 75% to the Company and 25% to its co-venture partners. The operating agreements for both KC Pinehurst and KC Pheasant also provide for priority distributions of sale proceeds, if any. First, the Company will receive a priority distribution equal to a return of its invested capital plus an amount that when added to all distributions of cash flow made to the Company during the life of its investment, is sufficient to generate an IRR of 12.0%. Second, the Company’s co-venture partners will receive distributions that when added to all distributions of cash flow made to its co-venture partners during the life of their investment, is sufficient to generate an IRR of 12.0%. Third, any further sales proceeds will be distributed 50% to the Company and 50% to its co-venture partners.

The operating agreement for KC Retreat Associates, LLC (“KC Retreat”) provides that the Company will receive priority in distributions of operating cash flow until it has received at least 12.0% on its invested equity, after which its co-venture partners will receive distributions until they have reached the same 12.0% on their invested equity. Thereafter, operating cash flow will be distributed 50% to the Company and 50% to its co-venture partners. The operating agreement for KC Retreat also provides for priority distributions of sale proceeds, if any. First, the Company will receive a priority distribution equal to a return of its invested capital plus an amount that when added to all distributions of cash flow made to the Company during the life of its investment, is sufficient to generate an IRR of 12.0%. Second, the Company’s co-venture partners will receive distributions that when added to all distributions of cash flow made to its co-venture partners during the life of their investment, is sufficient to generate an IRR of 12.0%. Third, any further sales proceeds will be distributed 50% to the Company and 50% to its co-venture partners.

The operating agreement for Park Hill Partners I, LLC (“Park Hill”) provides that the Company will receive priority in distributions of operating cash flow until it has received at least 12.0% on its invested equity, after which its co-venture partners will receive distributions until they have reached the same 12.0% on their invested equity. Thereafter, operating cash flow will be distributed 49% to the Company and 51% to its co-venture partners. The operating agreement for Park Hill Partners also provides for priority distributions of sale proceeds, if any. First, the Company will receive a priority distribution equal to a return of its invested capital plus an amount that when added to all distributions of cash flow made to the Company during the life of its investment, is sufficient to generate an IRR of 12.0. Second, the Company’s co-venture partners will receive distributions that when added to all distributions of cash flow made to the co-venture partners during the life of their investment, is sufficient to generate an IRR of 12.0%. Third, any further sales proceeds will be distributed 49% to the Company and 51% to its co-venture partners.

The operating agreement for FPA/PRIP Conifer, LLC (“FPA/PRIP Conifer”) provides that the Company will receive priority in distributions of operating cash flow until the Company has received at least 8.5% on its invested equity, after which the Company’s co-venture partner will receive distributions until the co-venture partner has reached the same 8.5% on its invested equity. If the Company’s pro rata distribution exceeds 9.0% in a calendar year, the Company will share 20% of its excess distributions with its co-venture partner as a cash flow bonus. The operating agreement also provides for distributions of sale proceeds, if any. First, the Company and the co-venture partner will receive a 100% return of our equity investments. Second, the Company and the co-venture partner will receive pro rata distributions until the Company and the co-venture partner each have received an IRR of 12.0%. Third, the Company will share its pro rata portion of fifty percent of the remaining distributions with the co-venture partner and the co-venture partner will receive all of the other fifty percent of the remaining distributions as incentive compensation.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

The operating agreement for FPA/PRIP Governor Park, LLC (“FPA/PRIP Governor Park”) provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 9.0% on its invested equity and a fixed, priority IRR of 15.0% upon a capital event.

The operating agreement for Evergreen at Lofton Place, LLC (“Evergreen at Lofton Place”) provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 10.0% per annum on its invested equity. Next, each of its co-venture partners will receive a 10.0% pro rata return per annum on its invested equity. Third, cash flow distributions will be split pro rata between the members until each of the members has received a 12.0% return annually. Thereafter, distributions will be split 50.0% to the Company and 50.0% to its co-venture partners collectively, except upon the occurrence of certain events. Upon a capital event, distributions of residual proceeds will be split pro rata up to a 15.0% IRR to each of the members. Next, the distributions will be split 50.0% to the Company and 50.0% to its co-venture partners collectively until each member has received an IRR of 18.0% , except upon the occurrence of certain events. Thereafter, distributions will be split 40.0% to the Company and 60.0% to its co-venture partners except upon the occurrence of certain events. The operating agreement also provides the Company with majority voting rights with respect to all major decisions.

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

The operating agreement for DT Stone Ridge, LLC provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 12.0% per annum on its invested equity. Next, its co-venture partner will receive a 5.0% pro rata return per annum on its invested capital. Third, the Company will receive an incremental return of 3% per annum until it receives a 15% total annual return on its invested capital, inclusive of the priority preferred return. Finally, cash flow distributions will be split 50% to the Company and 50% to its co-venture partner. Upon a capital event, residual proceeds will first be distributed to the Company as a return of equity. Next, proceeds will be distributed to the Company until it achieves an IRR of 15%. Third, proceeds will be distributed to the Company to satisfy its yield maintenance amount, which is a fixed dollar sum equal to the total amount the Company would have received if our investment remained outstanding for five years. Finally, after the yield maintenance amount is reduced to zero, 100% of all remaining proceeds will be distributed to the co-venture partner.

The operating agreement for Coursey Place Sole Member, LLC provides for two classes of equity referred to as Class A equity and Class B equity. The Company’s investment will be treated as Class A preferred equity, and the Company will receive a priority preferred return of 10.0% per annum on its invested equity. Next, its co-venture partner will receive a 10.0% pro rata return per annum on its invested capital, which is comprised of Class A and Class B equity. Remaining distributions from annual operating cash flow will be split in proportion to each member’s capital contributions. Upon a capital event, distributions will first be made, pro rata, as a return of the Class A equity. Next, proceeds will be distributed until each member achieves an IRR of 15% on the Class A equity. Third, proceeds will be distributed to the Class A equity to satisfy the yield maintenance amount, which is a fixed dollar sum approximately equal to the total amount the Class A equity holders would have received if these investments remained outstanding for four years. Finally, distributions will be made to the Class B Equity until it has achieved an IRR of 15%. Finally, 100% of the remaining proceeds will be distributed 30% to the Company and 70% to its co-venture partner.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

The operating agreement for FP-1, LLC provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 10.0% per annum on its invested equity. Next, its co-venture partner will receive a 10.0% pro rata return per annum on its invested equity. Remaining distributions from annual operating cash flow will be split in proportion to each member’s equity interest. Upon a capital event, distributions will first be made pro rata to each member as a return of invested capital. Next, proceeds will be distributed until the co-venture partner achieves an IRR equal to the Company’s IRR. Third, the proceeds will be distributed pro rata until each member achieves an IRR of 12%. Fourth, proceeds will be distributed 80% to the Company and 20% to the co-venture partner until the Company has achieved an IRR of 15%. Finally, any remaining proceeds will be split equally between the members.

The Company consolidates Evergreen at Lofton Place, Morgan Beechwood, FPA/PRIP Governor Park, FPA/PRIP Conifer, Park Hill Partners, KC Retreat, KC Pinehurst, KC Pheasant, Springhurst, Glenwood, DT Stone Ridge, Coursey Place Sole Member and FP-1.

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2011:

Property	Location	Acquired	Land	Improvements	In-Place Leases

Stone Ridge Apartments	Columbia, SC	3/30/2011	$1,760,048	$3,294,519	$114,735

Coursey Place Apartments	Baton Rouge, LA	7/28/2011	3,876,495	33,250,599	129,000

Pines of York Apartments	Yorktown, VA	11/16/2011	4,939,434	14,016,511	242,265

The following unaudited pro forma condensed consolidated financial statements for the years ended December 31, 2011 and 2010 include pro forma adjustments related to the acquisitions during 2011, comprised of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments, including the related financings. Consistent with ASC 805, Business Combinations, the pro forma information compares results from the most recent fiscal year to those of the prior annual year only, and therefore does not include results from 2009.

On a pro forma basis, the Company assumes all acquisitions had been consummated as of January 1, 2010 and the common shares outstanding as of December 31, 2011 were outstanding as of January 1, 2010. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 2010, nor does it purport to represent the results of operations for future periods.

Pro Forma Financial Information

	For the year ended December 31, 2011
	Historical (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total Revenues	$24,197,962	$4,931,136	$29,129,098

Net loss attributable to Company	$(3,983,368)	$(1,174)	$(3,984,542)

Net loss per common share, basic and diluted	$(0.66)		$(0.56)

Weighted average number of common shares outstanding, basic and diluted	6,061,726		7,124,027

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

	For the year ended December 31, 2010
	Historical (unaudited)	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total Revenues	$20,048,939	$7,864,110	$27,913,049

Net loss attributable to Company	$(2,826,134)	$(238,685)	$(3,064,819)

Net loss per common share, basic and diluted	$(0.59)		$(0.43)

Weighted average number of common shares outstanding, basic and diluted	4,787,071		7,124,027

The following table summarizes certain information related to the Company’s land and buildings and improvements as of December 31, 2011:

		Initial Cost		Cost Capitalized Subsequent to Acquisition and Disposals			Total costs
Property	Encumbrances	Land Acquired	Building & Improvements	Land Additions	Building & Improvements	Disposals	Land Acquired	Building & Improvements	Accumulated Depreciation	Year Built	Year Acquired

Champion Farms Apartments	$16,350,000	2,335,545	$17,856,281	$—	$85,251	$—	$2,335,545	$17,941,532	$(2,229,180)	2000	2006

Fieldstone Apartments	16,426,250	1,446,033	18,548,780	78,750	1,715,711	(1,520,284)	1,524,783	18,744,207	(2,020,225)	2001	2006

PineHurst Apartment Homes	4,482,545	1,230,000	5,865,966	—	—	—	1,230,000	5,865,966	(786,754)	1986	2007

Pheasant Run Apartments	6,250,000	1,120,000	7,393,945	—	161,344	—	1,120,000	7,555,289	(1,006,207)	1985	2007

Retreat Apartments	13,600,000	1,860,000	13,913,549	—	338,312	—	1,860,000	14,251,861	(2,133,994)	1984	2008

Hilltop Apartments	4,250,000	430,000	4,475,196	—	59,734	—	430,000	4,534,930	(496,701)	1986	2008

Conifer Apartments	28,617,670	13,721,349	17,154,149	—	6,101,030	—	13,721,349	23,255,179	(2,058,751)	1981	2008

Two and Five Governor Park(1)	10,539,988	5,099,027	8,107,703	—	856,094	—	5,099,027	8,963,797	(759,462)	1985 & 1989	2008

Lofton Place Apartments	11,976,347	3,600,000	11,464,057	—	332,964	—	3,600,000	11,797,021	(1,120,929)	1988	2009

Beechwood Gardens Apartments	8,661,000	2,089,396	8,160,604	—	—	—	2,089,396	8,160,604	(606,372)	1967	2009

Stone Ridge Apartments	3,500,000	1,760,048	3,294,519	—	272,173	—	1,760,048	3,566,692	(87,219)	1975	2011

Coursey Place Apartments	28,500,000	3,876,495	33,250,599	—	26,190	—	3,876,495	33,276,789	(340,942)	2003	2011

Pines of York Apartments	15,771,000	4,939,434	14,016,511	—	22,188	—	4,939,434	14,038,699	(62,170)	1976	2011

Total	$168,924,800	$43,507,327	$163,501,859	$78,750	$9,970,991	$(1,520,284)	$43,586,077	$171,952,566	$(13,708,906)

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

The aggregate cost of the Company’s land and buildings and improvements for federal income tax purposes is approximately $215.4 million (unaudited) as of December 31, 2011 and $154.7 million (unaudited) as of December 31, 2010.

Note (1) This investment consists of two office buildings.

The following table reconciles the historical cost of the Company’s land and buildings and improvements from January 1 to December 31, 2011 and 2010:

	2011	2010

Balance, beginning of year	$154,858,795	$154,701,421

Acquisitions	61,137,606	—

Land additions and improvements	1,062,526	157,374

Disposals	(1,520,284)	—

Balance, end of year	$215,538,643	$154,858,795

The following table reconciles accumulated depreciation related to the Company’s buildings and improvements from January 1 to December 31, 2011 and 2010:

	2011	2010

Balance, beginning of year	$9,665,431	$6,079,139

Depreciation expense	4,043,475	3,586,292

Balance, end of year	$13,708,906	$9,665,431

Depreciation of buildings and improvements reflected in the statements of operations is calculated over the estimated lives of the buildings and improvements of 27 to 45 years.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

The following reconciles in-place leases, net from January 1 to December 31, 2011 and 2010:

	2011	2010

Balance, beginning of year	$—	$584,583

In-place lease additions	486,000	—

Amortization expense	(170,084)	(584,583)

Balance, end of year	$315,916	$—

Event Affecting Investment in Real Estate

On February 20, 2011, a fire ignited at Fieldstone Apartments causing significant damage to 22 units, or approximately 8% of available rentable space, and accordingly, the Company wrote-off approximately $1,520,784 of building and improvements and recognized a corresponding insurance receivable of $1,520,784, which is included in other assets in the accompanying condensed consolidated balance sheet. In addition, the Company recovered $150,000 in insurance proceeds for lost rent. The casualty loss of $1,520,784 and corresponding insurance recovery as well as the lost rent recovery are recorded net in other income in the accompanying consolidated statements of operations. The Company’s loss related to the fire was limited to the $10,000 deductible under its property insurance policy.

Investment in Unconsolidated Joint Venture

On April 28, 2011, PRIP 801, LLC, a joint venture between Paladin OP, and 801 FO, LLC, an unrelated third party, sold 801 Fiber Optic Drive, a 56,336 square foot industrial property distribution facility located on 10.95 acres in North Little Rock, Arkansas, for $4,175,000. At the time of sale, the Company owned a 79.0% interest in PRIP 801, LLC, and 801 FO, LLC owned the remaining 21.0% interest in PRIP 801, LLC

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

Condensed financial information of PRIP 801, LLC, is summarized as follows:

Condensed Balance Sheets

December 31, 2011 and 2010

(unaudited)

	December 31, 2011	December 31, 2010

ASSETS

Investment in real estate, net	$—	$3,692,244

Other Assets, net	—	119,479

Total Assets	$—	$3,811,723

LIABILITIES AND MEMBERS’ EQUITY

Mortgages payable	$—	$1,357,287

Other Liabilities	—	28,180

Members’ Equity	—	2,426,256

Total Liabilities and Members’ Equity	$—	$3,811,723

Company’s share of Members’ Equity*	$—	$1,938,516

Condensed Statements of Operations

Years ended December 31, 2011, 2010 and 2009

(unaudited)

	2011	2010	2009

Revenues and interest income	$4,286,216	$338,398	$338,383

Expenses	3,901,068	(221,903)	(225,084)

Net income	$385,148	$116,495	$113,299

Company’s share of net income*	$282,494	$86,207	$83,841

*	The difference in the Company’s percentage of members’ equity and the Company’s percentage of net income reflected above compared to the Company’s balance sheets and statements of operations is attributable to the amortization expense of acquisition costs incurred by the Company.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

4. Mortgages Payable

Mortgages Payable

Mortgages payable consist of the following:

	December 31, 2011	December 31, 2010

Mortgage payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by Champion Farms Apartments property (1)	$16,350,000	$16,350,000

Mortgage payable—interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,426,250	16,500,000

Mortgage payable—principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,482,545	4,563,278

Mortgage payable—interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000

Mortgage payable—interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	13,600,000

Mortgage payable—interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	4,250,000

Mortgage payable—interest only at 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,617,670	28,700,000

Mortgage payable—interest only at 7.00% payable monthly until the loan matures on December 19, 2012, secured by the Two and Five Governor Park properties (7)	10,539,988	10,260,177

Mortgage payable-interest only at 5.66% payable monthly until November 1, 2011, after which principal and interest are due until the loan matures on October 1, 2019, secured by the Lofton Place Apartments property (8)	11,976,347	12,000,000

Mortgage payable—interest only at 5.49% payable monthly until February 1, 2012, after which principal and interest are due until the loan matures on January 1, 2020, secured by the Beechwood Gardens Apartments property (9)	8,661,000	8,661,000

Mortgage payable—interest only at a fixed rate of 6.5% payable monthly until the loan matures on April 9, 2012, secured by Stone Ridge Apartments property (10)	3,500,000	—

Mortgage payable—interest only at a fixed rate of 5.07% payable monthly until the loan matures on August 1, 2021, secured by Coursey Place Apartments property (11)	28,500,000	—

Mortgage payable— interest only at 4.46% payable monthly until January 1, 2014, after which principal and interest are due until the loan matures on December 1, 2021, secured by Pines of York Apartments property (12)	15,771,000	—

Total mortgages payable	$168,924,800	$121,134,455

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition, the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
(3)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

(4)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(6)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.
(7)	The loan has two, one-year extensions which may be exercised if, among other things, the properties have (a) a debt service coverage ratio of 1.2 or better, and (b) a loan to value ratio of no more than 70.0% based on an appraisal. Each extension is subject to an extension fee equal to 1.5% of the outstanding principal balance. On December 17, 2010 the loan was extended for one year until December 19, 2011 and on December 19, 2011, the loan was extended for an additional year until December 19, 2012. In connection with the loan extensions, the Company paid loan extension fees and other costs of $175,986. The loan is prepayable at any time prior to its maturity, subject to an exit fee equal to 1.0% of the principal being repaid. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.
(8)	Assuming no event of default, the loan will mature on October 1, 2019. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond our control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the Note is assigned to a REMIC trust on or after October 1, 2010. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the Note to a REMIC trust by October 1, 2010; however, if the Note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Charles M. Thompson, but only upon the occurrence of certain limited events.
(9)	Assuming no event of default, the loan will mature on January 1, 2020. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond the Company’s control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the note is assigned to a REMIC trust on or after January 1, 2011. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the note to a REMIC trust by January 1, 2011; however, if the note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed, jointly and severally, by Herbert Morgan, Robert C. Morgan and Robert J. Moser, but only upon the occurrence of certain limited events.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

(10)	The loan will mature on April 9, 2012. Pursuant to an interest rate swap agreement, the loan has a fixed interest of 6.5% and pays interest-only for its term. The loan may be prepaid during the loan term, subject to certain conditions, fees and limitations. The borrower may prepay the loan, in total but not in part with not more than sixty (60) days or less than thirty (30) days’ notice to the lender. The loan has a 1% exit fee with discounts available if the loan is refinanced with lender (or an affiliate) during the first nine months of the term. If the loan is refinanced with lender (or an affiliate) within the first six (6) months, the exit fee will be waived; if the loan is refinanced after six (6) months but before nine (9) months, the exit fee will be one-half of one percent (0.5%). The loan is secured by a mortgage on the property pursuant to a Mortgage and Security Agreement, Cash Management Agreement and Assignment of Leases and Rents. In addition, the loan is guaranteed, jointly and severally, by Paladin Realty Income Properties, L.P., James Markel, Daniel Markel and Thomas Gallop, but only upon the occurrence of certain limited events.
(11)	The loan will mature on August 1, 2021. Except if the loan is assigned to a Real Estate Mortgage Investment Conduit (REMIC), the loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. In addition, the loan is guaranteed by Charles M. Thompson, an affiliate of ERES Coursey not otherwise affiliated with the Company, but only upon the occurrence of certain limited events.
(12)	The loan is interest only for first two years and then commences amortization of principal and interest on 30-year schedule thereafter and will mature on December 1, 2021. Except if the loan is assigned to a Real Estate Mortgage Investment Conduit (REMIC), the loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. The loan is secured by a mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, effective as of November 15, 2011. In addition, the loan is separately guaranteed by David C. Falk and Wendy C. Drucker, but only upon the occurrence of certain limited events. David C. Falk and Wendy C. Drucker are principals of Drucker & Falk. The Multifamily Note and Security Instrument were assigned to Freddie Mac pursuant to an Assignment of Security Instrument, dated November 15, 2011.

The loan agreements contain various covenants, which among other things, limit the ability of the borrower to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interest in the property among others. The loan agreements also contain certain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable. As of December 31, 2011, the Company is in compliance with its debt covenants.

Principal payments due on the mortgages payable as of December 31, 2011 are as follows:

2012	$14,896,683

2013	1,327,243

2014	17,687,717

2015	32,995,065

2016	17,641,185

Thereafter	84,376,906

Total	$168,924,800

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

Paladin REIT’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be Paladin REIT’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of Paladin REIT’s assets before non-cash reserves and depreciation. As of December 31, 2011, Paladin REIT’s borrowings did not exceed 300% of the value of its net assets.

5. Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s charter, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common stock as the consideration paid for each such preferred share bears to the book value of each outstanding share of common stock. As of December 31, 2011 and 2010, Paladin REIT had not issued any preferred shares.

Redemptions

In the normal course of business, Paladin REIT redeems its shares from existing shareholders, which is reflected as a reduction in common shares and additional paid in capital. Previously, such share redemptions were reflected as treasury shares. As of June 6, 2009, Paladin REIT’s Share Redemption Program was amended to limit the number of shares redeemed pursuant to the Share Redemption Program during any calendar year, to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. As of August 28, 2008, Paladin REIT’s Share Redemption Program was amended to waive the one-year holding period in the event of the death or qualifying disability of a stockholder and to disclose that certain fees charged by Paladin RE1T’s registrar and transfer agent, Phoenix American Financial Services, Inc., for share redemptions are now charged to investors seeking to redeem shares of common stock pursuant to the program. As of August 3, 2011, Paladin REIT’s Share Redemption Program was amended to allow the Company to redeem all shares of its common stock held by any stockholder who ceases to hold at least 50 shares of the Company’s common stock and who has requested that such stockholder’s shares be redeemed pursuant to the share redemption program and is participating in the program. Such automatic redemptions will be at the redemption price in effect on the date that the Company determines that the stockholder no longer holds the minimum balance. Minimum account redemptions will be transacted solely at the discretion of the Company using funds set aside by the Company’s board of directors for that purpose, which will be in addition to the proceeds from the distribution reinvestment plan that otherwise fund redemptions under the program.

6. Related Party Transactions

KBR Capital Markets, LLC (“KBR Capital Markets”), began serving as the dealer manager for the Initial Offering pursuant to a dealer manager agreement dated June 5, 2007, as amended by the amendment to the dealer manager agreement dated February 23, 2008. KBR Capital Markets, formerly known as Paladin Realty Securities, LLC, was a wholly owned subsidiary of Paladin Advisors from its initial formation on May 23, 2007 until its transfer to KBR Capital Partners, LLC on September 1, 2011. In connection with the First Follow-On Offering, Paladin REIT entered into a dealer manager agreement dated February 6, 2008 (the “Follow-On Dealer Manager Agreement”) with KBR Capital Markets. Pursuant to the terms of the Follow-On Dealer Manager Agreement, Paladin REIT pays KBR Capital Markets selling commissions of 6.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and Paladin REIT does not pay any commission from the sale of shares of its common stock pursuant to its distribution reinvestment plan. Paladin REIT also pays KBR Capital Markets a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering. KBR Capital Markets may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

For the year ended December 31, 2011, Paladin REIT incurred $1,721,567 in selling commissions and dealer manager fees to KBR Capital Markets. For the period during the year ended December 31, 2011 that KBR Capital Markets was a subsidiary of Paladin Advisors, the Company incurred $1,219,788 in selling commissions and dealer manager fees to KBR Capital Markets.

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offerings as well as reimbursement for organization and offering costs, and certain other costs, incurred by Paladin Advisors on behalf of the Company.

Amounts due from (to) Affiliates

	December 31, 2011	December 31, 2010

General and administrative expenses due to affiliates (1)	$(353,906)	$(897,239)

Organization and offering costs due from affiliates (2)	442,942	422,981

Total due from (to) affiliates	$89,036	$(474,258)

Unrecognized organization and offering costs (3)	$8,299,974	$8,246,784

(1)	Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the year ended December 31, 2011, the Company incurred $1,997,463 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $2,056,231 of general and administrative expenses in its consolidated statement of operations and paid $2,024,564 with the additional amount of $31,667, which was incurred in the current year by Paladin Advisors and recorded as due to affiliate. Pursuant to the Advisory Agreement, the Company paid $413,475 in asset management fees due to Paladin Advisors for its 14 properties owned during year ended December 31, 2011. For each of these properties, from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. During year ended December, 2011, in accordance with the Advisory Agreement, the Company reimbursed Paladin Advisors $575,000 of previously accrued general and administrative expenses, paid on January 4, 2011. During the year ended December 31, 2011 the Company reimbursed Paladin Advisors $85,071 of current general and administrative expenses. During the year ended December 31, 2010, in accordance with the Advisory Agreement, the Company reimbursed Paladin Advisors $1,725,000 of previously accrued general and administrative expenses, paid in increments of $575,000 on July 1, July 7 and October 5, 2010, respectively. As of December 31, 2011, there were no unreimbursed excess operating expenses pursuant to the 2%/25% Rule.
(2)

Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or KBR Capital Markets, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

shares and other marketing and organization costs, technology costs and expenses attributable to the Initial Offering and the First Follow-On Offering, and payment or reimbursement of bona fide due diligence expenses of KBR Capital Markets and broker-dealers participating in the Initial Offering and the First Follow-On Offering. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. Organization and offering costs due from affiliates of $442,942 represents such costs in excess of the 3% limitation and are due within 60 days after the end of the First Follow-On Offering. For the year ended December 31, 2011, the Company paid $684,109 of offering costs. Due to the application of the 3.0% limitation, the Company recognized $664,148, which was charged to stockholders’ equity with the additional amount of $19,961 recorded as due from affiliates. For the year ended December 31, 2010, the Company paid $330,854 of offering costs. Due to the application of the 3.0% limitation, the Company recognized $217,000, which was charged to stockholders’ equity with the additional amount of $116,757 recorded as due from affiliates.
(3)	Not reflected in the consolidated financial statements at December 31, 2011 and 2010 as these amounts have exceeded the 3.0% limitation as described above in Note 2 and only become payable to Paladin Advisors or its affiliates in future periods as the Company receives additional proceeds from offerings which do not exceed such 3% limitation.

7. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2011 and 2010:

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Revenues	$5,214,191	$5,536,080	$6,306,935	$7,140,756

Equity in earnings (loss) from real estate joint venture and gain on sale from real estate joint venture	$28,151	$146,636	$(1,683)	$(3,157)

Net loss attributable to Company	$(705,855)	$(357,939)	$(1,261,379)	$(1,658,195)

Loss per common share:

Basic	$(0.14)	$(0.06)	$(0.20)	$(0.26)

Diluted	$(0.14)	$(0.06)	$(0.20)	$(0.26)

	For the Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Revenues	$4,918,510	$4,995,214	$5,015,161	$5,120,054

Equity in earnings from real estate joint venture	$19,738	$21,581	$21,341	$20,859

Net loss attributable to Company	$(547,184)	$(804,842)	$(869,498)	$(604,610)

Loss per common share:

Basic	$(0.12)	$(0.17)	$(0.18)	$(0.12)

Diluted	$(0.12)	$(0.17)	$(0.18)	$(0.12)

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

8. Subsequent Events

Event Affecting an Asset

On February 23, 2012, the Company’s board of directors authorized a cash payoff of the $3,500,000 loan incurred in connection with the acquisition of the Company’s interest in Stone Ridge Apartments. The payoff will occur prior to April 9, 2012 and will be funded as debt with a 7.5% interest rate and a one-year maturity.

Share Redemption Program

From January 1 to March 11, 2012, 58 stockholders redeemed 54,297 shares for $504,967.

Second Follow-On Offering

On January 24, 2012, the Company commenced issuing shares of its common stock in the Second Follow-On Offering. As of March 15, 2012, the Company had received and accepted subscriptions in the Offerings for an aggregate $78,095,645.