Form 10-Q
period 2012-03-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2012-05-15
CIK 1272430

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 4, 2012, there were 7,580,341 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

PART I FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	1

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	2

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statement of Equity for the three months ended March 31, 2012 (unaudited)	4

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The information furnished in the condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity, and cash flows included in this Quarterly Report on Form 10-Q reflects all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The condensed consolidated financial statements herein should be read in conjunction with the condensed notes to the condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and with the Annual Report on Form 10-K of Paladin Realty Income Properties, Inc. for the year ended December 31, 2011. Results of operations reported in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS
Real Estate:
Building and improvements	$172,350,328	$171,952,566
Land	43,586,077	43,586,077
Furniture, fixtures and equipment	6,663,802	6,472,825
In-place leases	371,265	486,000
Tenant improvements	1,179,920	1,179,500

	224,151,392	223,676,968
Less: Accumulated depreciation and amortization	(18,225,748)	(16,731,741)

Total real estate, net	205,925,644	206,945,227
Cash and cash equivalents	9,726,435	8,000,503
Restricted cash	2,413,716	2,140,039
Prepaid expenses and other assets, net	3,324,974	4,346,883
Due from affiliates	128,395	89,036

TOTAL ASSETS	$221,519,164	$221,521,688

LIABILITIES AND EQUITY

Mortgages payable	$168,717,574	$168,924,800
Unaccepted subscriptions for common shares	266,762	277,911
Accrued expenses and other liabilities	3,834,806	4,064,017
Distributions payable	737,454	718,357

Total Liabilities	173,556,596	173,985,085

Equity:
Company’s Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 7,396,367 shares and 7,124,027 shares issued and outstanding, respectively	73,962	71,239
Additional paid-in-capital	64,735,648	62,373,430
Accumulated deficit and distributions	(29,844,508)	(28,281,929)

Total Stockholders’ Equity	34,965,102	34,162,740

Noncontrolling interests	12,997,466	13,373,863

Total Equity	47,962,568	47,536,603

TOTAL LIABILITIES AND EQUITY	$221,519,164	$221,521,688

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Rental income	$6,702,538	$4,764,302
Other income	689,042	446,012
Interest income	2,766	3,877

Total Revenues	7,394,346	5,214,191

Expenses
Property operating	2,808,801	2,002,597
Real property taxes	580,442	418,817
General and administrative	428,621	332,837
Interest expense, including amortization of deferred loan costs	2,527,219	1,903,064
Depreciation and amortization	1,643,531	1,208,977
Acquisition costs	—	347,653

Total Expenses	7,988,614	6,213,945

Loss before equity in earnings and noncontrolling interests	(594,268)	(999,754)
Equity in earnings from real estate joint venture	—	28,151

Net Loss	(594,268)	(971,603)
Noncontrolling interests	122,929	265,748

Net Loss Attributable to Company	$(471,339)	$(705,855)

Net Loss per common share
Basic & Diluted	$(0.06)	$(0.14)

Weighted average number of common shares outstanding
Basic & Diluted	7,293,887	5,211,687

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the three months ended March 31, 2012

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit and Dividends	Noncontrolling Interests	Total Equity
	Common shares	Amount
BALANCE, December 31, 2011	7,124,027	$71,239	$62,373,430	$(28,281,929)	$13,373,863	$47,536,603
Issuance of common shares	273,993	2,740	2,708,154	—	—	2,710,894
Shares redeemed	(54,297)	(543)	(501,161)	—	—	(501,704)
Selling commissions and dealer manager fees	—	—	(248,036)	—	—	(248,036)
Offering costs	—	—	(96,331)	—	—	(96,331)
Distributions	—	—	—	—	(253,468)	(253,468)
Distributions declared ($0.60)	—	—	—	(1,091,240)	—	(1,091,240)
Shares issued pursuant to Distribution Reinvestment Plan	52,644	526	499,592	—	—	500,118
Net loss	—	—	—	(471,339)	(122,929)	(594,268)

BALANCE, March 31, 2012	7,396,367	$73,962	$64,735,648	$(29,844,508)	$12,997,466	$47,962,568

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(594,268)	$(971,603)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Equity in earnings from real estate joint venture	—	(28,151)
Distributions from real estate joint venture	—	15,800
Depreciation and amortization expense	1,643,531	1,208,977
Amortization of deferred loan costs	100,975	84,854
Amortization of deferred compensation	—	19,726
Changes in operating assets and liabilities:
Increase in restricted cash	(286,456)	(510,780)
Decrease (increase) in prepaid expenses and other assets	153,171	(78,093)
Decrease in due from affiliates	(359,291)	(528,500)
Increase in accrued expenses and other liabilities	217,139	100,850

Net cash provided by / (used in) operating activities	874,801	(686,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of and expenditures for real estate and improvements	(302,535)	(5,364,530)
Decrease in restricted cash	1,630	20,428

Net cash used in investing activities	(300,905)	(5,344,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	—	3,675,810
Payments on mortgages payable	(207,226)	(20,629)
Deferred loan costs	—	(50,571)
(Increase) decrease in restricted cash	11,149	(602,491)
Proceeds from issuance of common shares	2,710,894	3,819,408
Shares Redeemed	(501,704)	(370,083)
Increase (decrease) in unaccepted subscriptions for common stock	(11,149)	602,491
Selling commissions and dealer manager fees	(248,036)	(378,744)
Offering costs	(96,331)	(126,306)
Decrease in due from affiliates	319,932	35,447
Distributions paid	(572,025)	(382,056)
Contributions from noncontrolling interests	—	850,000
Distributions to noncontrolling interests	(253,468)	(223,631)

Net cash provided by financing activities	1,152,036	6,828,645

Net increase in cash and cash equivalents	1,725,932	797,623
Cash and cash equivalents – beginning of period	8,000,503	3,122,107

Cash and cash equivalents – end of period	$9,726,435	$3,919,730

Supplemental disclosure of non-cash investing and financing activities
Distributions payable	$737,454	$538,389
Common stockholder distributions reinvested in accordance with Distribution Reinvestment Plan	$500,118	$371,063
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,427,289	$1,819,430

See notes to condensed consolidated financial statements.

 Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2012 and 2011 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. As of March 31, 2012, we owned interests in 13 joint ventures that own 14 income-producing properties.

Multifamily Communities	Location	Year Built	Number of Units/Rentable Square Feet

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	244 Units[1]

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Lofton Place Apartments	Tampa, Florida	1988	280 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Stone Ridge Apartments	Columbia, South Carolina	1975	191 Units

Coursey Place Apartments	Baton Rouge, Louisiana	2003	352 Units

Pines of York Apartments	Yorktown, Virginia	1976	248 Units

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

1As originally constructed, the property had 266 units, 22 of which were damaged by a fire on February 20, 2011. The damaged units are being rebuilt and are expected to be available for occupancy in June 2012.

Paladin REIT’s investment policy includes a variety of real estate product types, including apartments, office buildings, industrial buildings, shopping centers and hotels. Paladin REIT may also make real estate related investments, which include loans on real property such as first mortgage loans and mezzanine loans. Paladin REIT elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006. Subject to certain restrictions and limitations, the business of Paladin REIT is managed by Paladin Realty Advisors, LLC (“Paladin Advisors”), an affiliate of Paladin REIT, pursuant to an amended and restated advisory agreement, dated July 28, 2011 (the “Advisory Agreement”). Paladin Advisors supervises and manages the day-to-day operations of Paladin REIT and selects the real property investments and real estate related investments it makes, subject to oversight by the board of directors of Paladin REIT. Paladin Advisors also provides marketing, sales, and client services on behalf of Paladin REIT.

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Offering terminated on July 28, 2008, in connection with the commencement of Paladin REIT’s follow-on offering (the “First Follow-On Offering”). On January 24, 2012, Paladin REIT terminated the First Follow-On Offering and commenced the second follow-on offering (the “Second Follow-On Offering,” and collectively with the Initial Offering and First Follow-On Offering, the “Offerings”). As of March 31, 2012, Paladin REIT had received proceeds of $78,687,887 for 7,941,708 shares in the Offerings.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of March 31, 2012 and December 31, 2011, Paladin Advisors held a 0.3% limited partnership interest, respectively, and Paladin REIT held a 99.7% general partnership interest in Paladin OP, respectively.

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

If an investment was determined to be a VIE, the Company then performed an analysis to determine if the Company is the primary beneficiary of the VIE. A VIE is consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity it must have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Derivative Instruments

All derivative investments are carried at fair value. Although the Company has entered into a derivative financial instrument to manage interest rate risk, and may do so in the future to facilitate asset/liability strategies, the Company has not elected to treat the derivative as a hedge instrument in accordance with the accounting requirements of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and accordingly the changes in fair value are recorded in earnings for each period.

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

Noncontrolling Interests

Background

Noncontrolling interests are presented and disclosed as a separate component of equity (not as a liability or other item outside of permanent equity). Condensed consolidated net income includes the noncontrolling interest’s share of income. The calculation of earnings per share continues to be based on income amounts attributable to the Company. All changes in the Company’s ownership interest in a subsidiary are accounted for as equity transactions if the Company retains its controlling financial interest in the subsidiary.

Presentation

As of March 31, 2012 and December 31, 2011, the Company’s noncontrolling interests represent noncontrolling ownership interests in joint ventures controlled by the Company through ownership or contractual arrangements. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity.

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

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review the Company’s investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. If the sum of the expected future cash flows (undiscounted and without interest) is less than the Company’s carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value. There were no impairment charges taken for the three months ended March 31, 2012 and 2011.

Acquisition of Real Estate

The fair value of real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. We aggregate all identified intangible assets and liabilities and present them net as a separate line item on the consolidated balance sheets. The weighted average amortization period for all identified intangible assets and liabilities is 1 year of less. Acquisition costs are expensed as incurred and are included in property operating expense in the accompanying condensed consolidated statement of operations. Noncontrolling interests acquired are also recorded at estimated fair market value.

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

Revenue Recognition

The Company primarily leases residential apartments to tenants under non-cancellable operating leases with terms ranging from 3 to 12 months. The Company also leases commercial space to tenants with lease terms extending to 2017. Rental income related to leases is recognized in the period earned over the lease term.

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

Restricted Cash

Restricted cash included $266,762 and $277,911 as of March 31, 2012 and December 31, 2011 respectively, for subscription proceeds held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and Paladin REIT receives the subscription proceeds. At March 31, 2012 and December 31, 2011, restricted cash also included $2,146,954 and $1,862,128, respectively, held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the three months ended March 31, 2012 and 2011 in the accompanying condensed consolidated financial statements.

The Company uses a more-likely-than-not threshold for recognition and decrecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years since January 1, 2009 and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three months ended March 31, 2012 and 2011.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3.0% limitation of the gross proceeds from the Initial Offering, First Follow-on Offering and Second Follow-on Offering pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in Note 5.

Expense Reimbursement

Pursuant to the terms of the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must pay the Company quarterly any amounts by which the Company’s operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”), unless a majority of the Company’s independent directors approves reimbursement of any excess. The Company will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. The Company’s average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended March 31, 2012, the average book value of the Company’s invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $223,900,000. The Company’s net income, as defined in the Advisory Agreement, for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under GAAP including the asset management fee, but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, the Company recognizes an expense for operating expenses paid on its behalf by Paladin Advisors that do not exceed the 2%/25% Rule. Additionally, Paladin Advisors must pay to the Company within 60 days after the end of each fiscal quarter for the 12 months then ended any expenses in excess of the 2%/25% Rule, unless a majority of the Company’s independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by the Company at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, the Company will send its stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable, may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of March 31, 2012, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended March 31, 2012, the Company’s general and administrative expenses, including expenses incurred on the Company’s behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended March 31, 2012, $80,765 was paid by Paladin Advisors.

For the three months ended March 31, 2012, the Company recognized $428,621 of general and administrative expenses, including $15,831 paid on the Company’s behalf by Paladin Advisors in general and administrative expenses. In accordance with the Advisory Agreement, the Company recognizes on a quarterly basis amounts not exceeding the 2%/25% Rule.

Per Share Data

The Company presents both basic and diluted loss per share (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. There were no unvested shares of restricted stock as of March 31, 2012.

Unaccepted Subscriptions for Common Stock

Unaccepted subscriptions for shares of our common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of March 31, 2012 and December 31, 2011.

Fair Value of Financial Instruments

In evaluating fair value, GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The hierarchy ranks the quality and reliability of inputs used to determine fair value, which are then classified and disclosed in one of the three categories (or levels).  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs are observable. Level 3 includes model-derived valuations with unobservable inputs.

The Company’s financial assets and liabilities are not carried at fair value, however the fair values of cash and cash equivalents, restricted cash, other assets, distributions payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of March 31, 2012, the mortgage loans had an estimated fair value of approximately $180.7 million compared to the carrying value of $168.7 million. As of December 31, 2011, the mortgage loans had an estimated fair value of approximately $183.3 million compared to the carrying value of $168.9 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of March 31, 2012 and December 31, 2011.  The estimated fair values of the Company’s mortgage loans are considered level 2 within the fair value hierarchy.

Share-based Compensation

The Company records compensation expense for the restricted common stock using the straight-line attribution method, assuming no forfeitures. For the three months ended March 31, 2012 and 2011, the Company recorded $0 and $19,726, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no unamortized compensation costs on non-vested shares at March 31, 2012 and December 31, 2011.

As of March 31, 2012, there were no shares of restricted stock that were unvested.

3. Investments

Investments in Real Estate

As of March 31, 2012, Paladin REIT held the following investments in real estate:

	Paladin OP Ownership %	Property	Year Built	Number of Units/Rentable Square Feet
Multifamily Communities
Springhurst Housing Partners, LLC	70.0%	Champion Farms Apartments	2000	264 Units

Glenwood Housing Partners I, LLC	83.0%	Fieldstone Apartments	2001	244 Units[1]

KC Pinehurst Associates, LLC	97.5%	Pinehurst Apartment Homes	1986 and 1988; renovated in 2006	146 Units

KC Pheasant Associates, LLC	97.5%	Pheasant Run Apartments	1985; renovated in 2003 and 2004	160 Units

KC Retreat Associates, LLC	97.5%	The Retreat Apartments	1984; renovated in 2004 and 2005	342 Units

Park Hill Partners I, LLC	49.0%	Hilltop Apartments	1986	124 Units

FPA/PRIP Conifer, LLC	42.5%	Conifer Crossing	1981	420 Units

Evergreen at Lofton Place, LLC	60.0%	Lofton Place Apartments	1988	280 Units

Morgan Beechwood, LLC	82.3%	Beechwood Garden Apartments	1967; renovated in 2003 and 2004	160 Units

DT Stone Ridge, LLC	68.5%	Stone Ridge Apartments	1975	191 Units

Coursey Place Sole Member, LLC	51.7%	Coursey Place Apartments	2003	352 Units

FP-1, LLC	90.0%	Pines of York Apartments	1976	248 Units

Office

FPA/PRIP Governor Park, LLC	47.7%	Two and Five Governor Park	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

[1]

As originally constructed, the property had 266 units, 22 of which were damaged by a fire on February 20, 2011. The damaged units are being rebuilt and are expected to be available for occupancy in June 2012.

4. Mortgages Payable

Mortgages Payable

Mortgages payable consist of the following:

	March 31, 2012	December 31, 2011
Mortgage payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by Champion Farms Apartments property (1)	$16,350,000	$16,350,000

Mortgage payable—interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,378,879	16,426,250

Mortgage payable—principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,461,477	4,482,545

Mortgage payable—interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000

Mortgage payable—interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	13,600,000

Mortgage payable—interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	4,250,000

Mortgage payable—interest only at 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,534,753	28,617,670

Mortgage payable—interest only at 7.00% payable monthly until the loan matures on December 19, 2012, secured by the Two and Five Governor Park properties (7)	10,539,988	10,539,988

Mortgage payable-interest only at 5.66% payable monthly until November 1, 2011, after which principal and interest are due until the loan matures on October 1, 2019, secured by the Lofton Place Apartments property (8)	11,939,509	11,976,347

Mortgage payable—interest only at 5.49% payable monthly until February 1, 2012, after which principal and interest are due until the loan matures on January 1, 2020, secured by the Beechwood Gardens Apartments property (9)	8,641,968	8,661,000

Mortgage payable—interest only at 6.5% payable monthly until the loan matures on April 9, 2012, secured by the Stone Ridge Apartments property (10)	3,500,000	3,500,000

Mortgage payable—interest only at a fixed rate of 5.07% payable monthly until the loan matures on August 1, 2021, secured by Coursey Place Apartments property(11)	28,500,000	28,500,000

Mortgage payable—interest only at 4.46% payable monthly until January 1, 2014, after which principal and interest are due until the loan matures on December 1, 2021, secured by the Pines of York Apartments property (12)	15,771,000	15,771,000

Total mortgages payable	$168,717,574	$168,924,800

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition, the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
(3)	The loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable.
(4)	The loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	The loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(6)	The loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.
(7)	The loan has two, one-year extensions which may be exercised if, among other things, the properties have (a) a debt service coverage ratio of 1.2 or better, and (b) a loan to value ratio of no more than 70.0% based on an appraisal. Each extension is subject to an extension fee equal to 1.5% of the outstanding principal balance. On December 17, 2010, the loan was extended for one year until December 19, 2011, and on December 19, 2011, the loan was extended for an additional year until December 19, 2012. In connection with the loan extensions, the Company paid loan extension fees and other costs of $175,986. The loan is prepayable at any time prior to its maturity, subject to an exit fee equal to 1.0% of the principal being repaid. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.
(8)	The loan will mature on October 1, 2019. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond our control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the Note is assigned to a REMIC trust on or after October 1, 2010. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the Note to a REMIC trust by October 1, 2010; however, if the Note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Charles M. Thompson, but only upon the occurrence of certain limited events.

(9)	The loan will mature on January 1, 2020. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond the Company’s control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the note is assigned to a REMIC trust on or after January 1, 2011. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the note to a REMIC trust by January 1, 2011; however, if the note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed, jointly and severally, by Herbert Morgan, Robert C. Morgan and Robert J. Moser, but only upon the occurrence of certain limited events.
(10)	The loan will mature on April 9, 2012. The loan has an interest rate cap of 6.5% and pays interest-only for its term. The loan may be prepaid during the loan term, subject to certain conditions, fees and limitations. The borrower may prepay the loan, in total but not in part with not more than sixty (60) days or less than thirty (30) days notice to the lender. The loan has a 1% exit fee with discounts available if the loan is refinanced with lender (or an affiliate) during the first nine months of the term. If the loan is refinanced with lender (or an affiliate) within the first six (6) months, the exit fee will be waived; if the loan is refinanced after six (6) months but before nine (9) months, the exit fee will be one-half of one percent (0.5%). The loan is secured by a mortgage on the property pursuant to a Mortgage and Security Agreement, Cash Management Agreement and Assignment of Leases and Rents. In addition, the loan is guaranteed, jointly and severally, by Paladin Realty Income Properties, LP, James Markel, Daniel Markel and Thomas Gallop, but only upon the occurrence of certain limited events.
(11)	The loan will mature on August 1, 2021. Except if the loan is assigned to a Real Estate Mortgage Investment Conduit (REMIC), the loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. In addition, the loan is guaranteed by Charles M. Thompson, an affiliate of ERES Coursey not otherwise affiliated with the Company, but only upon the occurrence of certain limited events.
(12)	The loan is interest only for the first two years and then commences amortization of principal and interest on a 30-year schedule thereafter and will mature on December 31, 2021. Except if the loan is assigned to a Real Estate Mortgage Investment Conduit (REMIC), the loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. The loan is secured by a mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, effective as of November 15, 2011. In addition, the loan is separately guaranteed by David C. Falk and Wendy C. Drucker, but only upon the occurrence of certain limited events. David C. Falk and Wendy C. Drucker are principals of Drucker & Falk. The Multifamily Note and Security Instrument were assigned to Freddie Mac pursuant to an Assignment of Security Instrument, dated November 15, 2011.

The loan agreements contain various covenants, which among other things, limit the ability of the borrower to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interest in the property among others. The loan agreements also contain certain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable. As of March 31, 2012, the Company is in compliance with its debt covenants.

Paladin REIT’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be Paladin REIT’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of Paladin REIT’s assets before non-cash reserves and depreciation. As of March 31, 2012, Paladin REIT’s borrowings did not exceed 300% of the value of its net assets.

5. Related Party Transactions

KBR Capital Markets, LLC (“KBR Capital Markets”), began serving as the dealer manager for the Initial Offering pursuant to a dealer manager agreement dated June 5, 2007, as amended by the amendment to the dealer manager agreement dated February 23, 2008. KBR Capital Markets, formerly known as Paladin Realty Securities, LLC, was a wholly owned subsidiary of Paladin Advisors from its initial formation on May 23, 2007 until its transfer to KBR Capital Partners, LLC on September 1, 2011. In connection with the First Follow-On Offering, Paladin REIT entered into a dealer manager agreement dated February 6, 2008 (the “Follow-On Dealer Manager Agreement”) with KBR Capital Markets. Pursuant to the terms of the Follow-On Dealer Manager Agreement, Paladin REIT pays KBR Capital Markets selling commissions of 6.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and Paladin REIT does not pay any commission from the sale of shares of its common stock pursuant to its distribution reinvestment plan. Paladin REIT also pays KBR Capital Markets a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering. KBR Capital Markets may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers. In connection with the Second Follow-On Offering, Paladin REIT entered into a dealer manager agreement dated January 24, 2012 (the “Second Follow-On Dealer Manager Agreement”) with KBR Capital Markets. Pursuant to the terms of the Second Follow-On Dealer Manager Agreement, Paladin REIT pays KBR Capital Markets selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering and Paladin REIT does not pay any commission from the sale of shares of its common stock pursuant to its distribution reinvestment plan. Paladin REIT also pays KBR Capital Markets a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of shares of Paladin REIT’s common stock in its primary offering. KBR Capital Markets may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers.

For the three months ended March 31, 2012, Paladin REIT incurred $248,036 in selling commissions and dealer manager fees to KBR Capital Markets, LLC.

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offerings as well as reimbursement for organization and offering costs, and certain other costs, incurred by Paladin Advisors on behalf of the Company.

Amounts due from Affiliates

	March 31, 2012	December 31, 2011
General and administrative expenses due from (to) affiliates (1)	$5,385	$(353,906)
Organization and offering costs due from affiliates (2)	123,010	442,942
Total due from affiliates	$128,395	$89,036
Unrecognized organization and offering costs (3)	$8,380,276	$8,299,974

(1)	Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the three months ended March 31, 2012, the Company incurred $412,790 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Separately, Paladin Advisors incurred $15,831. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $428,621 of general and administrative expenses in its condensed consolidated statement of operations with the additional amount of $15,831, which was incurred in the current year and recorded as due to affiliates. Pursuant to the Advisory Agreement, the Company paid $122,295 in asset management fees due to Paladin Advisors for its 14 properties during the three months ended March 31, 2012. For each of these 14 properties, from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. During the three months ended March 31, 2012, in accordance with the Advisory Agreement, the Company reimbursed Paladin Advisors $375,122 of previously accrued general and administrative expenses. As of March 31, 2012, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.
(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. Organization and offering costs due from affiliates of $123,010 represents such costs in excess of the 3% limitation and are due within 60 days after the end of the Follow-On Offering. For the three months ended March 31, 2012, the Company paid $175,268 of offering costs. Due to the application of the 3.0% limitation, the Company recognized $96,331, which was charged to stockholders’ equity with the additional amount of $78,937 recorded as due from affiliates. In accordance with the Advisory Agreement, on March 23, 2012, Paladin Advisors reimbursed the Company $398,869 for organization and offering costs that were in excess of the 3% limitation as of the date the First Follow-on Offering ended, January 24, 2012.
(3)	Not reflected in the condensed consolidated financial statements at March 31, 2012 and December 31, 2011 as these amounts have exceeded the 3.0% limitation as described above in Note 2 and only become payable to Paladin Advisors or its affiliates in future periods as we receive additional proceeds from the Company’s offerings and the related offering costs do not exceed such 3% limitation.

6. Subsequent Events

On April 5, 2012, the Company made a loan to DT Stone Ridge, LLC to pay off the mortgage loan associated with Stone Ridge Apartments that matured on April 9, 2012. The loan bears interest of 7.5% and matures on April 1, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand our operations and our present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in Part I, Item I of this report and the consolidated financial statements and the accompanying notes thereto contained in Part II, Item 8, and the information under “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. As used herein, the terms “we,” “our” and “us” refer to Paladin Realty Income Properties, Inc., a Maryland corporation, and its consolidated subsidiaries. Historical results and trends which might appear in the consolidated financial statements should not be interpreted as being indicative of future operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the SEC contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding our intent, belief or current expectations and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;
•	our projected operating results;
•	our ability to obtain future financing arrangements;
•	estimates relating to our future distributions;
•	our understanding of our competition;
•	market trends;
•	projected capital expenditures; and
•	use of proceeds of our Second Follow-On Offering (defined below).

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011;
•	changes in our business strategy;
•	availability, terms and deployment of capital;
•	availability of qualified personnel;
•	changes in our industry, interest rates or the general economy; and
•	the degree and nature of our competition.

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

Portfolio Summary

As of March 31, 2012, we owned interests in 13 joint ventures that own 14 income-producing properties:

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

[1]

As originally constructed, the property had 266 units, 22 of which were damaged by a fire on February 20, 2011. The damaged units are being rebuilt and are expected to be available for occupancy in June 2012.

We intend to invest in a variety of real estate property types, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We also may invest in loans on real property such as mortgage loans and mezzanine loans, which we refer to as real estate related investments.

We own our assets and conduct our operations through Paladin Realty Income Properties, L.P., our operating partnership (“Paladin OP”). As of March 31, 2012 and December 31, 2011, Paladin Advisors held a 0.3% limited partnership interest, respectively, and we held a 99.7% general partnership interest in Paladin OP, respectively.

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

Critical Accounting Policies

A comprehensive enumeration of our significant accounting policies, which are unchanged, is presented in our consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Rental income for the three months ended March 31, 2012 was $6,702,538, compared to $4,764,302 for the three months March 31, 2011. Our rental income has changed due to the acquisition of Stone Ridge Apartments on March 30, 2011, the acquisition of Coursey Place Apartments on July 28, 2011 and the acquisition of Pines of York Apartments on November 16, 2011. We expect rental income to continue to increase in future periods, as compared to historical periods, as a result of our current investments in real properties and future real property investments and real estate related investments.

Other income for the three months ended March 31, 2012 was $689,375, compared to $446,012 for the three months ended March 31, 2011. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. Other income changed primarily due to the acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments.

Property operating expenses for the three months ended March 31, 2012 were $2,808,801 compared to $2,002,597 for the three months ended March 31, 2011. Property operating expenses changed mainly due to the acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments. We expect property operating expenses to continue to increase in future periods, as compared to historical periods, as a result of our current investments in real properties and future real property investments and real estate related investments.

Real property taxes were $580,442 for the three months ended March 31, 2012, compared to $418,817 for the three months ended March 31, 2011. Real estate taxes changed primarily due to the acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments.

General and administrative expenses were $428,621 for the three months ended March 31, 2012 compared to $332,837 for the three months ended March 31, 2011.

Interest expense, including amortization of deferred financing costs, was $2,527,219 for the three months ended March 31, 2012 compared to $1,903,064 for the three months ended March 31, 2011. The change in interest expense was primarily related to the acquisition of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments.

Depreciation and amortization expense was $1,643,531 for the three months ended March 31, 2012, and $1,208,977 for the three months ended March 31, 2011. The change in depreciation and amortization expense was primarily related to the acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments.

Equity in earnings from real estate joint venture was $0 for the three months ended March 31, 2012 compared to $28,151 for the three months ended March 31, 2011. The change relates to the sale of 801 Fiber Optic Drive in April 2011, the Company’s only unconsolidated investment.

Loss allocated to noncontrolling interests was $122,929 for the three months ended March 31, 2012, compared to $265,748 for the three months ended March 31, 2011. The change was due mainly to acquisitions of properties in 2011 and to the allocation of profits or losses of each project.

Net loss attributable to us was $471,339 for the three months ended March 31, 2012, compared to net loss attributable to us of $705,855 for the three months ended March 31, 2011, primarily due to the net impact of the items discussed above.

Inflation

We have not noticed a significant impact from inflation on our revenues, net sales or net income from continuing operations.

Related Party Transactions and Agreements

Selling Commissions and Dealer Manager Fees. KBR Capital Markets, LLC (formerly Paladin Realty Securities, LLC) is the Dealer Manager for the Second Follow-On Offering. On September 1, 2011, Paladin Advisors sold the Dealer Manager to KBR Capital Partners, LLC, an unaffiliated third party. Pursuant to the terms of the Dealer Manager Agreement for the Second Follow-On Offering, we pay the Dealer Manager selling commissions of 7.0% of the gross offering proceeds from the sale of shares of our common stock in our primary offering and we do not pay any commission from the sale of shares of our common stock pursuant to our distribution reinvestment plan. We also pay the Dealer Manager a dealer manager fee during our Follow-On Offering of up to 3.0% of gross offering proceeds from the sale of shares of our common stock in our primary offering. The Dealer Manager may pay all or a portion of these selling commissions and dealer manager fees to participating broker-dealers.

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

We recognized cumulative organization and offering costs of $2,369,188 as of March 31, 2012. Such costs only become our liability when they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recognized by us, organization and offering costs are charged to stockholders’ equity. During the three months ended March 31, 2012, we paid $175,268 of offering costs. Due to the application of the 3.0% limitation, we recognized $96,331, as a charge to stockholders’ equity with the additional amount of $78,937 recorded as due from affiliate. Paladin Advisors is required to reimburse the current balance of $123,010 within 60 days after the end of the First Follow-On Offering.

As of March 31, 2012, we have recognized a cumulative total of $2,369,188 of organization and offering costs. Subject to the 3.0% limitation, the remaining $8,380,276 in organization and offering costs, as of March 31, 2012 may be recognized in future periods if we receive additional proceeds of our offerings, and costs incurred are less than 3% of gross proceeds.

Expense Reimbursement. Pursuant to the terms of the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must pay the Company quarterly any amounts by which the Company’s operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”), unless a majority of the Company’s independent directors approves reimbursement of any excess. The Company will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. The Company’s average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended March 31, 2012, the average book value of the Company’s invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $223,900,000. The Company’s net income, as defined in the Advisory Agreement, for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under GAAP including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fee, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, the Company recognizes an expense for operating expenses paid on its behalf by Paladin Advisors when total expenses do not exceed the 2%/25% Rule. Additionally, Paladin Advisors must pay to the Company within 60 days after the end of each fiscal quarter for the 12 months then ended any expenses in excess of the 2%/25% Rule, unless a majority of the Company’s independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by the Company at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, the Company will send its stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable, may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of March 31, 2012, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended March 31, 2012, the Company’s general and administrative expenses, including expenses incurred on the Company’s behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended March 31, 2012, $80,765 was paid by Paladin Advisors.

For the three months ended March 31, 2012, the Company recognized $428,621 of general and administrative expenses, including $15,831 paid on the Company’s behalf by Paladin Advisors in general and administrative expenses. In accordance with the Advisory Agreement, the Company recognizes on a quarterly basis amounts not exceeding the 2%/25% Rule.

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

During the three months ended March 31, 2012, we did not pay Paladin Advisors any acquisitions fees.

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

During the three months ended March 31, 2012, we paid Paladin Advisors $122,295 for asset management fees earned.

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

Liquidity and Capital Resources

During the three months ended March 31, 2012, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $2,462,850 from the sale of 273,993 shares of our common stock in our Second Follow-On Offering; and

•	net operating income of $4,002,337 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our condensed consolidated statement of operations entitled “Net Loss Attributable to Company” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss attributable to us for the three months ended March 31, 2012:

	Three Months Ended
	March 31, 2012	March 31, 2011
Net operating income	$4,002,337	$2,787,302
Equity in earnings from real estate joint venture	—	28,151
Interest income	2,766	3,877
Depreciation and amortization expense	(1,643,531)	(1,208,977)
Interest expense, including amortization of deferred loan costs	(2,527,219)	(1,903,064)
General and administrative expenses	(428,621)	(332,837)
Noncontrolling interests	122,929	265,748
Acquisition costs	—	(347,653)
Net loss attributable to Company	$(471,339)	$(707,453)

We are dependent upon the net proceeds to be received from our Second Follow-On Offering to conduct our proposed activities. The capital required to make additional real property investments and real estate related investments will be obtained from the Second Follow-On Offering and from any indebtedness that we may incur in connection with the acquisition of any real properties and real estate related investments thereafter. We anticipate our sources of funds will continue to consist of the net proceeds from the Second Follow-On Offering and indebtedness. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future.

Net cash provided by operating activities for the three months ended March 31, 2012 was $874,801 compared to net cash used in operating activities of $686,920 for the three months ended March 31, 2011.

Net cash used in investing activities for the three months ended March 31, 2012 was $300,905, which included $302,535 relating to expenditures for real estate and improvements partially offset by a decrease in restricted cash of $1,630. Net cash used in investing activities for the three months ended March 31, 2011 was $5,344,102, which included $5,364,530 relating to acquisitions of and expenditures for real estate and improvements partially offset by a decrease in restricted cash of $20,428.

Net cash provided by financing activities was $1,152,036 for the three months ended March 31, 2012 primarily related to $2,710,894 in proceeds from the issuance of shares of common stock in our Second Follow-On Offering and $319,932 decrease in due to affiliates partially offset primarily by $207,226 of payments on mortgage payable, $248,036 of selling commissions and dealer manager fees, $96,331 of offering costs, $572,025 of distributions paid, $501,704 of shares redeemed and $253,468 of distributions to noncontrolling interests. Net cash provided by financing activities was $6,828,645 for the three months ended March 31, 2011 primarily related to $3,819,408 in proceeds from the issuance of common shares in our First Follow-On Offering, $3,675,810 of borrowings from mortgages payable, $35,447 decrease in due to affiliates and $850,000 of contributions from noncontrolling interests offset primarily by $20,629 of payments on mortgages payable, $370,083 of shares redeemed, $378,744 of selling commissions and dealer manager fees, $126,306 of offering costs, $382,056 of distributions paid and $223,631 of distributions to noncontrolling interests.

Mortgages Payable

We have mortgage loans in an aggregate amount of $168,717,574 outstanding, incurred in connection with our acquisitions. These mortgages payable are described in detail in Note 4 to our condensed consolidated financial statements included herein.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of March 31, 2012, our leverage did not exceed 300% of the value of our net assets.

Distributions

We paid $1,072,143 in distributions during the three months ended March 31, 2012. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

Of the $1,072,143 in distributions, $572,025 was paid in cash and $500,118 was paid through the distribution reinvestment plan in the form of additional shares issued.

Month	Annualized Rate Declared (1)	Date Paid	Total Distributions
December 1, 2011 to December 31, 2011	6.0%	January 17, 2012	$357,829
January 1, 2012 to January 31, 2012	6.0%	February 15, 2012	$366,145
February 1, 2012 to February 29, 2012	6.0%	March 15, 2012	$348,169

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 366-day period.

On February 22, 2012, our board of directors declared distributions for the month of March 2012 that totaled approximately $374,000 when paid on April 16, 2012. On March 26, 2012, our board of directors declared distributions for the month of April 2012 that will total approximately $367,000 when paid on May 15, 2012. On April 25, 2012, our board of directors declared distributions for the month of May 2012 that will total approximately $387,000 when paid on June 15, 2012.

	Distributions	Distributions Paid			Cash Flow	Funds from
Period	Declared	Cash	DRIP	Total	from Operations	Operations
Three months Ended March 31, 2012	$1,091,240	$572,025	$500,118	$1,072,143	$874,801	$633,049
Year Ended December 31, 2011	$3,750,262	$1,784,862	$1,750,485	$3,535,347	$236,501	$205,885
Inception through March 31, 2012	$13,694,417	$6,000,080	$6,956,648	$12,956,648	$3,256,336	$120,510

Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. The repayment of these deferred expenses has impacted, and may continue to impact our ability to pay distributions from cash flow from operations or at all. During the three months ended March 31, 2012, in accordance with the Advisory Agreement, we reimbursed Paladin Advisors $375,122 of previously accrued general and administrative expenses. These reimbursements have reduced our cash flow provided by operating activities and therefore our ability to fund distributions therefrom.

For the three months ended March 31, 2012, Paladin Advisors and its affiliates had incurred on our behalf $15,831 in general and administrative expenses, of which we reimbursed Paladin Advisors $15,831 for such amounts.

We are reliant on Paladin Advisors to support our activities currently because of our small size. As we continue to grow by selling shares in our Second Follow-On Offering and by making additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors; however, as described above, we may not be able to continue to pay distributions at the rate we currently pay or at all.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. On October 31, 2011, NAREIT issued updated guidance with respect to the definition of FFO and reiterated that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO. NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and impairment write-downs plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Prior to the October 31, 2011 issuance of the updated guidance, we included asset impairment write-downs in the definition of FFO. During the year ended December 31, 2011, management adjusted the way in which it determines depreciation attributable to non-controlling interests to be consistent with the method in which income is distributed to the controlling and non-controlling members, in accordance with the respective partnership agreements. As a result, FFO for the three months ended March 31, 2011 was increased by $173,279 to make those figures comparative to the current period.

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

The following is the calculation of FFO for each of the three months ended March 31, 2012 and 2011.

	For the Three Months Ended
	March 31, 2011	March 31, 2011
Net loss	$(594,268)	$(971,603)
Less: Noncontrolling interests	122,929	265,748
Net loss attributable to Company	$(471,339)	$(705,855)
Net loss	$(594,268)	$(971,603)
Add:
Depreciation and amortization – consolidated entities	1,643,531	1,208,977
Depreciation and amortization—unconsolidated entities	—	10,646
FFO	1,049,263	248,020
Less: Noncontrolling interests	(416,214)	(60,091)
FFO attributable to Company	$633,049	$187,929
Other adjustments: Acquisition costs	—	197,076
MFFO	$633,049	$385,005
Net loss per share-basic	$(0.06)	$(0.14)
Net loss per share-diluted	$(0.06)	$(0.14)
FFO per share-basic	$0.09	$0.04
FFO per share-diluted	$0.09	$0.04
MFFO per share-basic	$0.09	$0.07
MFFO per share-diluted	$0.09	$0.07
Weighted average number of shares outstanding—basic	7,293,887	5,211,687
Weighted average number of shares outstanding—diluted	7,293,887	5,219,687

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes to our exposure to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.

As of March 31, 2012, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of our Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering included up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. On January 24, 2012, our Second Follow-On Offering (SEC File No. 333-175741) was declared effective and we commenced our efforts to raise up to 65,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 7,894,737 shares of our common stock pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $725,000,000. As of March 31, 2012, we had sold 7,941,708 shares of common stock in the Offerings, raising gross proceeds of $78,687,887. From this amount, we have incurred $6,495,187 in selling commissions and dealer manager fees to our dealer managers and $10,749,464 in organization and offering costs (of which $2,368,588 has been recorded in our financial statements). As of March 31, 2012, we had net offering proceeds from the Offerings of $69,823,936. We used a combination of net offering proceeds and debt to purchase our interests in 14 properties, to pay $2,445,555 in acquisition or origination fees and $1,711,086 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through March 31, 2012, see our financial statements included in this report.

During the quarter ended March 31, 2012, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	18,385	$9.30	18,385	(1)
February 1, 2012 to February 29, 2012	18,583	$9.30	18,583	(1)
March 1, 2012 to March 31, 2012	17,329	$9.30	17,329	(1)
Total	54,297		54,297

(1)	We adopted a share redemption program effective February 28, 2005, as amended effective as of August 28, 2008, June 6, 2009 and September 21, 2011. We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) we will limit the number of shares redeemed pursuant to our share redemption program during any calendar year to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan, except for minimum account redemptions as described below.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

 None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Section 302 Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

May 15, 2012	By:	/s/ James R. Worms
James R. Worms
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2012	By:	/s/ John A. Gerson
John A. Gerson Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

