Form 10-Q
period 2012-06-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2012-08-13
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of July 25, 2012, there were 7,720,859 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

PART I FINANCIAL INFORMATION		Page
Item 1.	Financial Statements

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	4

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011 (unaudited)	5

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statement of Equity for the six months ended June 30, 2012 (unaudited)	6

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The information furnished in the condensed consolidated balance sheets and related condensed consolidated statements of operations, equity, and cash flows included in this Quarterly Report on Form 10-Q reflects all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The condensed consolidated financial statements herein should be read in conjunction with the condensed notes to the condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and with the Annual Report on Form 10-K of Paladin Realty Income Properties, Inc. for the year ended December 31, 2011. Results of operations reported in this Quarterly Report on Form 10-Q for the six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
Real Estate:
Building and improvements	$172,410,618	$171,952,566
Land	43,586,077	43,586,077
Furniture, fixtures and equipment	7,163,057	6,472,825
In-place leases	371,265	486,000
Tenant improvements	1,183,490	1,179,500

Total real estate, gross	224,714,507	223,676,968
Less: Accumulated depreciation and amortization	(19,828,800)	(16,731,741)

Total real estate, net	204,885,707	206,945,227
Cash and cash equivalents	10,420,569	8,000,503
Restricted cash	2,047,632	2,140,039
Prepaid expenses and other assets, net	3,449,506	4,346,883
Due from affiliates	66,575	89,036

TOTAL ASSETS	$220,869,989	$221,521,688

LIABILITIES AND EQUITY

Mortgages payable	$167,470,002	$168,924,800
Unaccepted subscriptions for common shares	—	277,911
Accrued expenses and other liabilities	3,862,514	4,064,017
Distributions payable	769,398	718,357

Total Liabilities	172,101,914	173,985,085

Equity:
Company’s Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 7,716,165 shares and 7,124,027 shares issued and outstanding, respectively	77,160	71,239
Additional paid-in-capital	67,510,917	62,373,430
Accumulated deficit and distributions	(31,517,071)	(28,281,929)

Total Stockholders’ Equity	36,071,006	34,162,740

Noncontrolling interests	12,697,069	13,373,863

Total Equity	48,768,075	47,536,603

TOTAL LIABILITIES AND EQUITY	$220,869,989	$221,521,688

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Rental income	$6,777,506	$4,979,595	$13,480,044	$9,743,897
Other income	750,839	551,850	1,439,881	997,862
Interest income	2,240	4,635	5,006	8,512

Total Revenues	7,530,585	5,536,080	14,924,931	10,750,271

Expenses
Property operating	2,842,954	2,136,351	5,651,755	4,138,948
Real property taxes	583,755	462,948	1,164,197	881,765
General and administrative	453,634	368,706	882,255	701,543
Interest expense, including amortization of deferred loan costs	2,617,743	1,965,434	5,144,962	3,868,498
Depreciation and amortization	1,627,939	1,262,235	3,271,470	2,471,212
Acquisition costs	—	17,224	—	364,877

Total Expenses	8,126,025	6,212,898	16,114,639	12,426,843

Loss before equity in earnings and noncontrolling interests	(595,440)	(676,818)	(1,189,708)	(1,676,572)
Equity in earnings from real estate joint venture	—	146,636	—	174,787

Net Loss	(595,440)	(530,182)	(1,189,708)	(1,501,785)
Noncontrolling interests	81,841	172,243	204,770	437,991

Net Loss Attributable to Company	$(513,599)	$(357,939)	$(984,938)	$(1,063,794)

Net Loss per common share
Basic & Diluted	$(0.07)	$(0.06)	$(0.13)	$(0.19)

Weighted average number of common shares outstanding
Basic & Diluted	7,579,045	5,750,573	7,436,466	5,482,619

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the six months ended June 30, 2012

(Unaudited)

	Common Shares		Additional	Accumulated
	Common Shares	Amount	Paid-in Capital	Deficit and Dividends	Noncontrolling Interests	Total Equity
BALANCE, December 31, 2011	7,124,027	$71,239	$62,373,430	$(28,281,929)	$13,373,863	$47,536,603
Issuance of common shares	595,488	5,955	5,916,839	—	—	5,922,794
Shares redeemed	(109,877)	(1,099)	(1,018,658)	—	—	(1,019,757)
Selling commissions and dealer manager fees	—	—	(566,361)	—	—	(566,361)
Offering costs	—	—	(205,385)	—	—	(205,385)
Distributions	—	—	—	—	(472,024)	(472,024)
Distributions declared ($0.60)	—	—	—	(2,250,204)	—	(2,250,204)
Shares issued pursuant to Distribution Reinvestment Plan	106,527	1,065	1,011,052	—	—	1,012,117
Net loss	—	—	—	(984,938)	(204,770)	(1,189,708)

BALANCE, June 30, 2012	7,716,165	$77,160	$67,510,917	$(31,517,071)	$12,697,069	$48,768,075

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,189,708)	$(1,501,785)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in earnings from real estate joint venture	—	(174,787)
Distributions from real estate joint venture	—	174,787
Depreciation and amortization expense	3,271,470	2,471,212
Amortization of deferred loan costs	294,207	177,505
Amortization of deferred compensation	—	16,821
Changes in operating assets and liabilities:
Increase in restricted cash	(396,248)	(596,294)
Decrease (increase) in prepaid insurance and other assets	4,645	(298,779)
Decrease in due from affiliates	(359,289)	(547,086)
Increase in accrued expenses and other liabilities	244,847	626,765

Net cash provided by operating activities	1,869,924	348,359

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of and expenditures for real estate and improvements	(871,308)	(5,928,614)
Decrease in restricted cash	210,744	27,260
Distributions from real estate joint venture in excess of equity in earnings	—	2,033,263

Net cash used in investing activities	(660,564)	(3,868,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	13,000,000	3,675,810
Payments on mortgages payable	(14,454,798)	(40,148)
Deferred loan costs	(188,578)	(50,571)
Decrease (increase) in restricted cash	277,911	(1,593,096)
Proceeds from issuance of common shares	5,922,794	9,135,393
Shares Redeemed	(1,019,757)	(796,075)
(Decrease) increase in unaccepted subscriptions for common shares	(277,911)	1,593,096
Selling commissions and dealer manager fees	(566,361)	(859,271)
Offering costs	(205,385)	(298,498)
Decrease (increase) in due from affiliates	381,750	(68,318)
Distributions paid	(1,186,935)	(797,583)
Contributions from noncontrolling interests	—	850,000
Distributions to noncontrolling interests	(472,024)	(297,326)

Net cash provided by financing activities	1,210,706	10,453,413

Net increase in cash and cash equivalents	2,420,066	6,933,681
Cash and cash equivalents – beginning of period	8,000,503	3,122,107

Cash and cash equivalents – end of period	$10,420,569	$10,055,788

Supplemental disclosure of non-cash investing and financing activities
Distributions payable	$769,398	$591,903
Common stockholder distributions reinvested in accordance with Distribution Reinvestment Plan	$1,012,117	$797,704
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,886,219	$3,712,383

See notes to condensed consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2012 and 2011 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. As of June 30, 2012, we owned interests in 13 joint ventures that own 14 income-producing properties.

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

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Offering terminated on July 28, 2008, in connection with the commencement of Paladin REIT’s follow-on offering (the “First Follow-On Offering”). On January 24, 2012, Paladin REIT terminated the First Follow-On Offering and commenced the second follow-on offering (the “Second Follow-On Offering,” and collectively with the Initial Offering and First Follow-On Offering, the “Offerings”). On June 12, 2012, Paladin REIT announced it was terminating the Second Follow-On Offering as of July 16, 2012. As of June 30, 2012, Paladin REIT had received proceeds of $82,411,786 for 8,317,086 shares in the Offerings.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of June 30, 2012 and December 31, 2011, Paladin Advisors held a 0.2% and 0.3% limited partnership interest, respectively, and Paladin REIT held a 99.8% and 99.7% general partnership interest in Paladin OP, respectively.

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

Derivative Instruments

The Company has entered into a derivative financial instrument from time to time to manage interest rate risk and may do so in the future to facilitate asset/liability strategies. The Company has elected to not treat the derivative financial instruments as a hedge because this investment was not entered into for speculative purposes and does not meet the strict hedge accounting requirements of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. ASC 815 requires that all derivative investments be carried at fair value. Changes in fair value are recorded in earnings for each period.

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

Presentation

As of June 30, 2012 and December 31, 2011, the Company’s noncontrolling interests represent noncontrolling ownership interests in joint ventures controlled by the Company through ownership or contractual arrangements. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity.

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

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review the Company’s investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. If the sum of the expected future cash flows (undiscounted and without interest) is less than the Company’s carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value. There were no impairment charges taken for the six months ended June 30, 2012 and 2011.

Acquisition of Real Estate

The fair value of real estate acquired, and the fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. We aggregate all identified intangible assets and liabilities and present them net as a separate line item on the consolidated balance sheets. The weighted average amortization period for all identified intangible assets and liabilities is 1 year or less. Acquisition costs are expensed as incurred and are included in property operating expense in the accompanying condensed consolidated statement of operations. Noncontrolling interests acquired are also recorded at estimated fair market value.

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

Restricted Cash

At June 30, 2012 and December 31, 2011, restricted cash included $2,047,632 and $1,862,128, respectively, held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders. Additionally, at December 31, 2011, restricted cash included $277,911 for subscription proceeds held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and the Company receives the subscription proceeds.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the three months ended June 30, 2012 and 2011 in the accompanying condensed consolidated financial statements.

The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years since January 1, 2009 and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the six months ended June 30, 2012 and 2011.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3.0% limitation of the gross proceeds from the Initial Offering, First Follow-on Offering and Second Follow-on Offering pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in Note 5.

Expense Reimbursement

Pursuant to the terms of the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must repay the Company quarterly any amounts by which the Company’s operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”), unless a majority of the Company’s independent directors approves reimbursement of any excess. The Company will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. The Company’s average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended June 30, 2012, the average book value of the Company’s invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $224,400,000. The Company’s net income, as defined in the Advisory Agreement, for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under GAAP including the asset management fee, but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, the Company recognizes an expense for operating expenses paid on its behalf by Paladin Advisors that do not exceed the 2%/25% Rule. Additionally, Paladin Advisors must repay to the Company within 60 days after the end of each fiscal quarter for the 12 months then ended any expenses in excess of the 2%/25% Rule, unless a majority of the Company’s independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by the Company at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, the Company will send its stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable, may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of June 30, 2012, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended June 30, 2012, the Company’s general and administrative expenses, including expenses incurred on the Company’s behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended June 30, 2012, $49,695 was paid by Paladin Advisors.

For the six months ended June 30, 2012, the Company recognized $882,255 of general and administrative expenses, including $15,831 paid on the Company’s behalf by Paladin Advisors in general and administrative expenses. In accordance with the Advisory Agreement, the Company recognizes on a quarterly basis amounts not exceeding the 2%/25% Rule.

Per Share Data

The Company presents both basic and diluted loss per share (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. There were no unvested shares of restricted stock as of June 30, 2012.

Unaccepted Subscriptions for Common Stock

Unaccepted subscriptions for shares of our common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of December 31, 2011.

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

The Company’s financial assets and liabilities are not carried at fair value, however the fair values of cash and cash equivalents, restricted cash, other assets, distributions payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of June 30, 2012, the mortgage loans had an estimated fair value of approximately $181.4 million compared to the carrying value of $167.5 million. As of December 31, 2011, the mortgage loans had an estimated fair value of approximately $183.3 million compared to the carrying value of $168.9 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of June 30, 2012 and December 31, 2011.  The estimated fair values of the Company’s mortgage loans are considered level 2 within the fair value hierarchy.

Share-based Compensation

The Company records compensation expense for the restricted common stock using the straight-line attribution method, assuming no forfeitures. For the six months ended June 30, 2012 and 2011, the Company recorded $0 and $16,821, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no unamortized compensation costs on non-vested shares at June 30, 2012 and December 31, 2011.

As of June 30, 2012, there were no shares of restricted stock that were unvested.

3. Investments

Investments in Real Estate

As of June 30, 2012, Paladin REIT held the following investments in real estate:

	Paladin OP Ownership %	Property	Year Built	Number of Units/Rentable Square Feet
Multifamily Communities

Springhurst Housing Partners, LLC	70.0%	Champion Farms Apartments	2000	264 Units

Glenwood Housing Partners I, LLC	83.0%	Fieldstone Apartments	2001	266 Units

KC Pinehurst Associates, LLC	97.5%	Pinehurst Apartment Homes	1986 and 1988; renovated in 2006	146 Units

KC Pheasant Associates, LLC	97.5%	Pheasant Run Apartments	1985; renovated in 2003 and 2004	160 Units

KC Retreat Associates, LLC	97.5%	The Retreat Apartments	1984; renovated in 2004 and 2005	342 Units

Park Hill Partners I, LLC	49.0%	Hilltop Apartments	1986	124 Units

FPA/PRIP Conifer, LLC	42.5%	Conifer Crossing	1981	420 Units

Evergreen at Lofton Place, LLC	60.0%	Lofton Place Apartments	1988	280 Units

Morgan Beechwood, LLC	82.3%	Beechwood Garden Apartments	1967; renovated in 2003 and 2004	160 Units

DT Stone Ridge, LLC	68.5%	Stone Ridge Apartments	1975	191 Units

Coursey Place Sole Member, LLC	51.7%	Coursey Place Apartments	2003	352Units

FP-1, LLC	90.0%	Pines of York Apartments	1976	248 Units

Office

FPA/PRIP Governor Park, LLC	47.7%	Two and Five Governor Park	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

4. Mortgages Payable

Mortgages Payable

Mortgages payable consist of the following:

	June 30, 2012	December 31, 2011
Mortgage payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by Champion Farms Apartments property (1)	$16,350,000	$16,350,000

Mortgage payable—interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,333,511	16,426,250

Mortgage payable—principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,440,795	4,482,545

Mortgage payable—interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000

Mortgage payable—interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	13,600,000

Mortgage payable—interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	4,250,000

Mortgage payable—interest only at 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,454,965	28,617,670

Mortgage payable—as of June 30, 2012, principal and interest at 4.78% payable monthly until the loan matures June 1, 2022, secured by the Two and Five Governor Park properties; as of December 31, 2011, interest only at 7.00% payable monthly until the loan matures on December 19, 2012, secured by the Two and Five Governor Park properties. The loan was refinanced on June 1, 2012 (7)	13,000,000	10,539,988

Mortgage payable-interest only at 5.66% payable monthly until November 1, 2011, after which principal and interest are due until the loan matures on October 1, 2019, secured by the Lofton Place Apartments property (8)	11,904,004	11,976,347

Mortgage payable—interest only at 5.49% payable monthly until February 1, 2012, after which principal and interest are due until the loan matures on January 1, 2020, secured by the Beechwood Gardens Apartments property (9)	8,615,727	8,661,000

Mortgage payable—as of December 31, 2011, interest only at 6.5% payable monthly until the loan was paid off on April 5, 2012, secured by the Stone Ridge Apartments property; on April 5, 2012, the Company made a loan to DT Stone Ridge, LLC to pay off the mortgage loan associated with Stone Ridge Apartments that matured on April 9, 2012 (10)	—	3,500,000

Mortgage payable—interest only at a fixed rate of 5.07% payable monthly until the loan matures on August 1, 2021, secured by Coursey Place Apartments property(11)	28,500,000	28,500,000

Mortgage payable—interest only at 4.46% payable monthly until January 1, 2014, after which principal and interest are due until the loan matures on December 1, 2021, secured by the Pines of York Apartments property (12)	15,771,000	15,771,000
Total mortgages payable	$167,470,002	$168,924,800

(1)	In general, the mortgage loan may be voluntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition, the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
(3)	The loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable.
(4)	The loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	The loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(6)	The loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.

(7)	On June 1, 2012, the previous loan that was due to expire on December 19, 2012 was replaced with a new 10 year loan of $13,000,000 and the new loan will mature on June 1, 2022. In connection with the loan refinancing, the Company paid loan fees and other costs of $188,578. The loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.
(8)	The loan will mature on October 1, 2019. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond our control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the Note is assigned to a REMIC trust on or after October 1, 2010. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the Note to a REMIC trust by October 1, 2010; however, if the Note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Charles M. Thompson, but only upon the occurrence of certain limited events.
(9)	The loan will mature on January 1, 2020. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond the Company’s control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the note is assigned to a REMIC trust on or after January 1, 2011. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the note to a REMIC trust by January 1, 2011; however, if the note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed, jointly and severally, by Herbert Morgan, Robert C. Morgan and Robert J. Moser, but only upon the occurrence of certain limited events.
(10)	On April 5, 2012, the Company made a loan to DT Stone Ridge, LLC to pay off the mortgage loan associated with Stone Ridge Apartments that matured on April 9, 2012.
(11)	The loan will mature on August 1, 2021. Except if the loan is assigned to a Real Estate Mortgage Investment Conduit (REMIC), the loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. In addition, the loan is guaranteed by Charles M. Thompson, an affiliate of ERES Coursey not otherwise affiliated with the Company, but only upon the occurrence of certain limited events.
(12)	The loan is interest only for the first two years and then commences amortization of principal and interest on a 30-year schedule thereafter and will mature on December 31, 2021. Except if the loan is assigned to a Real Estate Mortgage Investment Conduit (REMIC), the loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. The loan is secured by a mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, effective as of November 15, 2011. In addition, the loan is separately guaranteed by David C. Falk and Wendy C. Drucker, but only upon the occurrence of certain limited events. David C. Falk and Wendy C. Drucker are principals of Drucker & Falk. The Multifamily Note and Security Instrument were assigned to Freddie Mac pursuant to an Assignment of Security Instrument, dated November 15, 2011.

The loan agreements contain various covenants, which among other things, limit the ability of the borrower to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interest in the property among others. The loan agreements also contain certain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable. As of June 30, 2012, the Company is in compliance with its debt covenants.

Paladin REIT’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be Paladin REIT’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of Paladin REIT’s assets before non-cash reserves and depreciation. As of June 30, 2012, Paladin REIT’s borrowings did not exceed 300% of the value of its net assets.

5. Related Party Transactions

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offerings as well as reimbursement for organization and offering costs, and certain other costs, incurred by Paladin Advisors on behalf of the Company.

Amounts due from Affiliates

	June 30, 2012	December 31, 2011
General and administrative expenses due from (to) affiliates (1)	$5,385	$(353,906)
Organization and offering costs due from affiliates (2)	61,190	442,942

Total due from affiliates	$66,575	$89,036

Unrecognized organization and offering costs (3)	$8,318,564	$8,299,974

(1)	Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the three months ended June 30, 2012, the Company incurred $453,634 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $453,634 of general and administrative expenses in its condensed consolidated statement of operations. Pursuant to the Advisory Agreement, the Company paid $122,295 in asset management fees due to Paladin Advisors for its 14 properties during the three months ended June 30, 2012. For each of these 14 properties, from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. During the three months ended June 30, 2012, in accordance with the Advisory Agreement, the Company reimbursed Paladin Advisors $0 of previously accrued general and administrative expenses. Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the six months ended June 30, 2012, the Company incurred $882,255 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $866,424 of general and administrative expenses in its condensed consolidated statement of operations with the additional amount of $15,831, which was incurred in the current year and recorded as due to affiliates. Pursuant to the Advisory Agreement, the Company paid $244,590 in asset management fees due to Paladin Advisors for its 14 properties during the six months ended June 30, 2012. For each of these 14 properties, from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. During the six months ended June 30, 2012, in accordance with the Advisory Agreement, the Company reimbursed Paladin Advisors $375,122 of previously accrued general and administrative expenses. As of June 30, 2012, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin REIT, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. Organization and offering costs due from affiliates of $61,190 represents such costs in excess of the 3% limitation and are due within 60 days after the end of the Follow-On Offering. For the six months ended June 30, 2012, the Company paid $225,167 of offering costs. Due to the application of the 3.0% limitation, the Company recognized $205,385, which was charged to stockholders’ equity with the additional amount of $19,782 recorded as due from affiliates. Paladin Advisors is required to reimburse the current balance of $61,190 on or before September 14, 2012.
(3)	Not reflected in the condensed consolidated financial statements at June 30, 2012 and December 31, 2011 as these amounts have exceeded the 3.0% limitation as described above in Note 2 and only become payable to Paladin Advisors or its affiliates in future periods as we receive additional proceeds from the Company’s offerings and the related offering costs do not exceed such 3% limitation.

6. Subsequent Events

On July 19, 2012, the Company entered into a contract to sell Beechwood Apartments for $12,850,000. A fully refundable deposit of $250,000 has been placed in escrow. The sale is contingent upon the buyer completing its due diligence and other customary closing conditions.

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

Portfolio Summary

As of June 30, 2012, we owned interests in 13 joint ventures that own 14 income-producing properties:

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

We are permitted to invest in a variety of real estate property types, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We also may invest in loans on real property such as mortgage loans and mezzanine loans, which we refer to as real estate related investments.

We own our assets and conduct our operations through Paladin Realty Income Properties, L.P., our operating partnership (“Paladin OP”). As of June 30, 2012 and December 31, 2011, Paladin Advisors held a 0.2% and 0.3% limited partnership interest, respectively, and we held a 99.8% and 99.7% general partnership interest in Paladin OP, respectively.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Total revenues for the three months ended June 30, 2012 have increased by approximately $2.0 million as compared to the three months ended June 30, 2011. Our revenues have increased by approximately $1.7 million due to the acquisition of Coursey Place Apartments on July 28, 2011 and the acquisition of Pines of York Apartments on November 16, 2011 and the remaining increase was generated from the nine apartments and two office properties owned at or prior to 2011.

Property operating expenses for the three months ended June 30, 2012 have increased by approximately $707,000 compared to the three months ended June 30, 2011. Property operating expenses have increase by approximately $597,000 due to the acquisitions of Coursey Place Apartments and Pines of York Apartments.

Real property taxes for the three months ended June 30, 2012 have increased by approximately $121,000, compared to the three months ended June 30, 2011 due to the acquisitions of Coursey Place Apartments and Pines of York Apartments.

General and administrative expenses have increased by approximately $85,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Interest expense, including amortization of deferred loan costs - see income statement, has increased by approximately $653,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to the acquisitions of Coursey Place Apartments and Pines of York Apartments.

Depreciation and amortization expense has increased by approximately $366,000 for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The increase in depreciation and amortization expense relates to the acquisitions of Coursey Place Apartments and Pines of York Apartments.

Equity in earnings from real estate joint venture decreased by approximately $146,636 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 because of the sale of 801 Fiber Optic Drive in April 2011 which was the Company’s only unconsolidated investment.

Loss allocated to noncontrolling interests decreased by approximately $90,000, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The change was due mainly to acquisitions of Coursey Place Apartments and Pines of York Apartments in 2011 and to the allocation of profits or losses of each project.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Total revenues for the six months ended June 30, 2012 have increased by approximately $4.2 million as compared to the six months June 30, 2011. Our revenues have increased approximately by $3.7 million due to the acquisition of Stone Ridge Apartments on March 30, 2011, the acquisition of Coursey Place Apartments on July 28, 2011 and the acquisition of Pines of York Apartments on November 16, 2011. The remaining increase was generated from the nine apartments and two office properties owned at or prior to 2011.

Property operating expenses for the six months ended June 30, 2012 have increased by approximately $1.5 million compared to the six months ended June 30, 2011. Property operating expenses have increase by approximately $1.4 million due to the acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments.

Real property taxes for the six months ended June 30, 2012 have increased by approximately $282,000, compared to the six months ended June 30, 2011 due to the acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments.

General and administrative expenses have increased by approximately $180,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Interest expense, including amortization of deferred loan costs, has increased by approximately $1.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the additional debt of $47,771,000 to finance the acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments.

Depreciation and amortization expense has increased by approximately $800,000 for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase in depreciation and amortization expense relates to the acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments.

Equity in earnings from real estate joint venture decreased by approximately $174,787 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, which relates to the sale of 801 Fiber Optic Drive in April 2011 and was the Company’s only unconsolidated investment.

Loss allocated to noncontrolling interests decreased by approximately $230,000, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The change was due mainly to acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments in 2011 and to the allocation of profits or losses of each project.

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

We recognized cumulative organization and offering costs of $2,480,305 as of June 30, 2012. Such costs only become our liability when they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recognized by us, organization and offering costs are charged to stockholders’ equity. For the six months ended June 30, 2012, the Company paid $225,167 of offering costs. Due to the application of the 3.0% limitation, the Company recognized $205,385, which was charged to stockholders’ equity with the additional amount of $19,782 recorded as due from affiliates. Paladin Advisors is required to reimburse the current balance of $61,190 on or before September 14, 2012.

As of June 30, 2012, we have recognized a cumulative total of $2,480,305 of organization and offering costs. Subject to the 3.0% limitation, the remaining $8,318,564 in organization and offering costs, as of June 30, 2012 may be recognized in future periods if we receive additional proceeds of our offerings, and costs incurred are less than 3% of gross proceeds.

Expense Reimbursement. Pursuant to the terms of the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must repay the Company quarterly any amounts by which the Company’s operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”) and reimbursed by the Company unless a majority of the Company’s independent directors approves reimbursement of any excess. The Company will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. The Company’s average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended June 30, 2012, the average book value of the Company’s invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $224,400,000. The Company’s net income, as defined in the Advisory Agreement, for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under GAAP including the asset management fee, but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, the Company recognizes an expense for operating expenses paid on its behalf by Paladin Advisors when total expenses do not exceed the 2%/25% Rule. Additionally, Paladin Advisors must repay to the Company within 60 days after the end of each fiscal quarter for the 12 months then ended any expenses in excess of the 2%/25% Rule, unless a majority of the Company’s independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by the Company at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, the Company will send its stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable, may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of June 30, 2012, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended June 30, 2012, the Company’s general and administrative expenses, including expenses incurred on the Company’s behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended June 30, 2012, $49,695 was paid by Paladin Advisors.

For the six months ended June 30, 2012, the Company recognized $882,255 of general and administrative expenses, including $15,831 paid on the Company’s behalf by Paladin Advisors in general and administrative expenses. In accordance with the Advisory Agreement, the Company recognizes on a quarterly basis amounts not exceeding the 2%/25% Rule.

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

During the six months ended June 30, 2012, we did not pay Paladin Advisors any acquisitions fees.

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

During the six months ended June 30, 2012, we paid Paladin Advisors $244,590 for asset management fees earned.

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

Beginning in the second half of 2011, the markets for certain classes of commercial property, including multifamily and office properties, saw general improvement in vacancy rates and pricing. However, high unemployment rates into the second quarter of 2012 present a continued risk of subdued demand. Although we have not thus far been materially adversely affected by the challenges confronting the commercial real estate markets, a muted recovery in the broad economy could limit revenue growth and negatively affect the results of our operations.

Our management is not aware of any other material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real property and real estate related investments.

Liquidity and Capital Resources

During the six months ended June 30, 2012, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $5,356,425 from the sale of 595,488 shares of our common stock in our Second Follow-On Offering; and

•	net operating income of $8,103,973 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our condensed consolidated statement of operations entitled “Net Loss Attributable to Company” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss attributable to us for the six months ended June 30, 2012:

	Six Months Ended
	June 30, 2012	June 30, 2011

Net operating income	$8,103,973	$5,721,462
Equity in earnings from real estate joint venture	—	174,787
Interest income	5,006	8,512
Depreciation and amortization expense	(3,271,470)	(2,471,212)
Interest expense, including amortization of deferred loan costs	(5,144,962)	(3,868,498)
General and administrative expenses	(882,255)	(701,543)
Acquisition costs	—	(364,877)
Net loss	$(1,189,708)	$(1,501,785)

We have been dependent upon the net proceeds received from our offerings and cash received from sales of assets to conduct our activities. Following the termination of our offering, capital required to make any additional real property investments and real estate related investments will be obtained from our operations and from any indebtedness that we may incur in connection with the acquisition of any real properties and real estate related investments thereafter. We anticipate our sources of funds will continue to consist of operating cash flow and indebtedness. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future.

Net cash provided by operating activities for the six months ended June 30, 2012 was $1,869,924 compared to net cash provided by operating activities of $348,359 for the six months ended June 30, 2011.

Net cash used in investing activities for the six months ended June 30, 2012 was $660,564, which included $871,308 relating to expenditures for real estate and improvements partially offset by a decrease in restricted cash of $210,744. Net cash used in investing activities for the six months ended June 30, 2011 was $3,868,091, which included $5,928,614 relating to acquisitions of and expenditures for real estate and improvements partially offset by a decrease in restricted cash of $27,260 and distributions from real estate joint venture in excess of equity in earnings of $2,033,263.

Net cash provided by financing activities was $1,210,706 for the six months ended June 30, 2012 primarily related to $5,922,794 in proceeds from the issuance of shares of common stock in our Second Follow-On Offering, $13,000,000 of borrowings on mortgage payable and $381,750 decrease in due to affiliates partially offset primarily by $14,454,798 of payments on mortgages payable, $188,578 of deferred loan costs, $1,019,757 of shares redeemed, $566,361 of selling commissions and dealer manager fees, $205,385 of offering costs, $1,186,935 of distributions paid and $472,024 of distributions to noncontrolling interests. Net cash provided by financing activities was $10,453,413 for the six months ended June 30, 2011 primarily related to $9,135,393 in proceeds from the issuance of common shares in our First Follow-On Offering, $3,675,810 of borrowings from mortgages payable and $850,000 of contributions from noncontrolling interests offset primarily by $40,148 of payments on mortgages payable, $50,571 of deferred loan costs, $796,075 of shares redeemed, $859,271 of selling commissions and dealer manager fees, $298,498 of offering costs, $68,318 increase in due to affiliates, $797,583 of distributions paid and $297,326 of distributions to noncontrolling interests.

Mortgages Payable

We have mortgage loans in an aggregate amount of $167,470,002 outstanding, incurred in connection with our acquisitions. These mortgages payable are described in detail in Note 4 to our condensed consolidated financial statements included herein.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of June 30, 2012, our leverage did not exceed 300% of the value of our net assets.

Distributions

We paid $2,199,052 in distributions during the six months ended June 30, 2012. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

Of the $2,199,052 in distributions, $1,186,935 was paid in cash and $1,012,117 was paid through the distribution reinvestment plan in the form of additional shares issued.

Month	Annualized Rate Declared (1)	Date Paid	Total Distributions
December 1, 2011 to December 31, 2011	6.0%	January 17, 2012	$357,829
January 1, 2012 to January 31, 2012	6.0%	February 15, 2012	$366,145
February 1, 2012 to February 29, 2012	6.0%	March 15, 2012	$348,169
March 1, 2012 to March 31, 2012	6.0%	April 16, 2012	$373,790
April 1, 2012 to April 30, 2012	6.0%	May 15, 2012	$366,937
May 1, 2012 to May 31, 2012	6.0%	June 15, 2012	$386,182

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 366-day period.

On May 30, 2012, our board of directors declared distributions for the month of June 2012 that totaled $377,526 when paid on July 16, 2012. On June 25, 2012, our board of directors declared distributions for the month of July 2012 that will total approximately $393,000 when paid on August 15, 2012. On July 25, 2012, our board of directors declared distributions for the month of August 2012 that will total approximately $393,000 when paid on September 17, 2012.

	Distributions	Distributions Paid			Cash Flow from	Funds from
Period	Declared	Cash	DRIP	Total	Operations	Operations
Six months Ended June 30, 2012	$2,250,204	$1,186,935	$1,012,117	$2,199,052	$1,869,924	$1,360,813
Year Ended December 31, 2011	$3,750,262	$1,784,862	$1,750,485	$3,535,347	$236,501	$205,885
Inception through June 30, 2012	$14,853,381	$6,614,990	$7,469,007	$14,083,997	$4,251,459	$848,274

From time to time, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and has deferred certain other fees owed to it. The repayment of these deferred expenses has impacted, and could continue to impact our ability to pay distributions from cash flow from operations or at all. During the six months ended June 30, 2012, in accordance with the Advisory Agreement, we reimbursed Paladin Advisors $375,122 of previously accrued general and administrative expenses. These reimbursements have reduced our cash flow provided by operating activities and therefore our ability to fund distributions therefrom.

For the six months ended June 30, 2012, Paladin Advisors and its affiliates had incurred on our behalf $15,831 in general and administrative expenses, of which we reimbursed Paladin Advisors $15,831 for such amounts.

We have been reliant on Paladin Advisors to support our activities in the past. As we continue to operate and make additional investments, we expect to be able to finance our operations without advances from and deferrals of fees otherwise payable to Paladin Advisors; however, as described above, we may not be able to continue to pay distributions at the rate we currently pay or at all. On June 12, 2012, we announced that we were terminating the Second Follow-On Offering as of July 16, 2012 and that our board would be evaluating options to maximize shareholder value, including engaging an advisor to evaluate strategic alternatives, which may include, among other things, a liquidation of our assets prior to February 23, 2015 or a sale, merger or other combination with another company or REIT. Paladin Advisors will continue to actively manage our current portfolio, evaluate future investments, consider measures to reduce our expenses, and determine our future distribution policy.

The amount of distributions to be distributed to our stockholders in the future will be determined by our board of directors and are dependent on a number of factors, including funds available for payment of distributions (including whether Paladin Advisors pays expenses and/or defers reimbursement of expense payments or fees), our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code, and any limitations imposed by the terms of indebtedness we may incur and other factors.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. On October 31, 2011, NAREIT issued updated guidance with respect to the definition of FFO and reiterated that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO. NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and impairment write-downs plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Prior to the October 31, 2011 issuance of the updated guidance, we included asset impairment write-downs in the definition of FFO. During the year ended December 31, 2011, management adjusted the way in which it determines depreciation attributable to non-controlling interests to be consistent with the method in which income is distributed to the controlling and non-controlling members, in accordance with the respective partnership agreements. As a result, FFO for the six months ended June 30, 2011 was increased by $28,630 to make those figures comparative to the current period.

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

The following is the calculation of FFO for each of the six months ended June 30, 2012 and 2011.

	For the Six Months Ended
	June 30, 2012	June 30, 2011

Net loss	$(1,189,708)	$(1,501,785)
Less: Noncontrolling interests	204,770	437,991
Net loss attributable to Company	$(984,938)	$(1,063,794)

Net loss	$(1,189,708)	$(1,501,785)
Add:
Depreciation and amortization – consolidated entities	3,271,470	2,471,212
Depreciation and amortization—unconsolidated entities	—	10,646
Less:
Gain on sale of real estate joint venture	—	(168,657)
FFO	2,081,762	811,416
Less: Noncontrolling interests	(720,949)	(203,629)
FFO attributable to Company	$1,360,813	$607,787
Other adjustments: Acquisition costs	—	214,300
MFFO	$1,360,813	$822,087

Net loss per share-basic	$(0.13)	$(0.27)
Net loss per share-diluted	$(0.13)	$(0.27)
FFO per share-basic	$0.18	$0.11
FFO per share-diluted	$0.18	$0.11
MFFO per share-basic	$0.18	$0.15
MFFO per share-diluted	$0.18	$0.15
Weighted average number of shares outstanding—basic	7,436,466	5,482,619
Weighted average number of shares outstanding—diluted	7,436,466	5,482,619

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes to our exposure to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.

As of June 30, 2012, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of our Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to raise up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering included up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. On January 24, 2012, our Second Follow-On Offering (SEC File No. 333-175741) was declared effective and we commenced our efforts to sell up to 65,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 7,894,737 shares of our common stock pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $725,000,000. As of June 30, 2012, we had sold 8,317,086 shares of common stock in the Offerings, raising gross proceeds of $82,411,786. From this amount, we have incurred $6,813,512 in selling commissions and dealer manager fees to our dealer managers and $10,799,469 in organization and offering costs (of which $2,480,305 has been recorded in our financial statements). As of June 30, 2012, we had net offering proceeds from the Offerings of $73,117,793. We used a combination of net offering proceeds and debt to purchase our interests in 14 properties, to pay $2,445,555 in acquisition or origination fees and $1,833,381 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through June 30, 2012, see our financial statements included in this report.

During the quarter ended June 30, 2012, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	18,576	$9.30	18,576	(1)
May 1, 2012 to May 31, 2012	18,107	$9.30	18,107	(1)
June 1, 2012 to June 30, 2012	18,897	$9.30	18,897	(1)

Total	55,580		55,580

(1)	We adopted a share redemption program effective February 28, 2005, as amended effective as of August 28, 2008, June 6, 2009 and September 21, 2011. We fund redemption requests received during a quarter with proceeds received from our distribution reinvestment plan in the month following such quarter. If we do not receive sufficient funds in such month to fulfill all redemption requests from the previous quarter, the remaining amounts will be funded with proceeds received from the distribution reinvestment plan in the subsequent months. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program as follows: (a) we will limit the number of shares redeemed pursuant to our share redemption program during any calendar year to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year; and (b) funding for the redemption of shares will come exclusively from the proceeds we receive from the sale of shares under our distribution reinvestment plan. The board of directors terminated the share redemption program as of July 16, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

 None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.
3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 on April 6, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

August 13, 2012	By:	/s/ James R. Worms
James R. Worms
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2012	By:	/s/ John A Gerson
John A. Gerson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

