Form 10-K
period 2012-12-31
PALADIN REALTY INCOME PROPERTIES INC
filed 2013-03-28
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). .    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

As of March 22, 2013, there were 7,720,859 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

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

The following table provides general information regarding the properties we owned as of December 31, 2012:

	Market	Total Investment(1)	Net Rentable Area (sq. ft.)/ Units	Occupancy(2)	Percentage Equity Ownership(3)
Multi-family Communities
Champion Farms Apartments	Louisville, KY	$4,790,264	264 units	90.5%	70.0%
Fieldstone Apartments	Woodlawn, OH	5,143,946	266 units	95.1	83.0
Pheasant Run Apartments	Lee’s Summit, MO	2,642,146	160 units	93.1	97.5
Pinehurst Apartment Homes	Kansas City, MO	2,440,596	146 units	94.5	97.5
The Retreat Apartments	Shawnee, KS	3,047,896	342 units	93.9	97.5
Hilltop Apartments	Kansas City, MO	1,100,191	124 units	89.5	49.0
Conifer Crossing	Norcross, GA	4,755,191	420 units	96.7	42.5
Lofton Place Apartments	Tampa Bay, FL	3,300,000	280 units	93.2	60.0
Beechwood Gardens Apartments	Philadelphia, PA	2,550,000	160 units	94.4	82.3
Stone Ridge Apartments	Columbia, SC	1,850,000	191 units	96.9	68.5
Coursey Place Apartments	Baton Rouge, LA	5,000,000	352 units	94.9	51.7
Pines of York	Yorktown, VA	4,753,809	248 units	97.6	90.0

Office Buildings
Two and Five Governor Park(4)	San Diego, CA	$2,500,000	75,518 sq. ft.	100%	47.7%

(1)	Total investment includes our share of the purchase price for the property plus due diligence costs and closing costs paid by the joint venture, not including our share of the debt on the property.
(2)	Occupancy as of December 31, 2012. Includes all leased space, including space subject to master leases.
(3)	Ownership interest in joint venture as of December 31, 2012.
(4)	This investment consists of two office buildings. These buildings are 100.0% leased, including the master lease. The buildings are 99.4% leased to third party tenants.

The table below provides summary information regarding our 14 income-producing properties by location as of December 31, 2012:

	Property Investments
State	Number	As a Percentage of Aggregate Investment

California	2	6%
Florida	1	7%
Georgia	1	11%
Kansas	1	7%
Kentucky	1	11%
Louisiana	1	11%
Missouri	3	14%
Ohio	1	12%
Pennsylvania	1	6%
South Carolina	1	4%
Virginia	1	11%

Total	14	100%

For each of our twelve multi-family investments, the table below provides the occupancy rate and the average effective monthly rent per unit for each of the five years ended December 31, 2012, for the periods during which we owned such properties:

	Year Ended December 31,
Property	2012	2011	2010	2009	2008
Champion Farms Apartments
Occupancy	90.5%	90.5%	92.4%	92.8%	87.1%
Average Effective Monthly Rent per Unit	$845	$787	$746	$743	$746
Fieldstone Apartments
Occupancy	95.1%	86.8%	94.4%	92.9%	94.4%
Average Effective Monthly Rent Per Unit	$801	$777	$783	$797	$807
Pheasant Run Apartments
Occupancy	93.1%	97.5%	96.3%	95.6%	93.1%
Average Effective Monthly Rent per Unit	$666	$647	$638	$605	$665
Pinehurst Apartment Homes
Occupancy	94.5%	95.2%	91.8%	91.8%	88.4%
Average Effective Monthly Rent per Unit	$650	$630	$636	$620	$646
Retreat Apartments
Occupancy	93.9%	100.0%	92.7%	91.5%	87.1%
Average Effective Monthly Rent per Unit	$611	$574	$541	$539	$583
Hilltop Apartments
Occupancy	89.5%	93.5%	85.5%	91.1%	91.9%
Average Effective Monthly Rent per Unit	$524	$518	$536	$509	$512
Conifer Crossing
Occupancy	96.7%	93.1%	95.0%	92.1%	82.4%
Average Effective Monthly Rent per Unit	$782	$776	$745	$704	$780
Lofton Place Apartments
Occupancy	93.2%	96.8%	95.7%	91.8%	—
Average Effective Monthly Rent per Unit	$865	$839	$791	$782	—
Beechwood Gardens Apartments
Occupancy	94.4%	95.6%	96.3%	95.0%	—
Average Effective Monthly Rent per Unit	$857	$832	$827	$830	—
Stone Ridge Apartments
Occupancy	96.9%	94.8%	—	—	—
Average Effective Monthly Rent per Unit	$591	$540	—	—	—
Coursey Place Apartments
Occupancy	94.9%	90.6%	—	—	—
Average Effective Monthly Rent per Unit	$1,013	$1,001	—	—	—
Pines of York Apartments
Occupancy	97.6%	87.9%	—	—	—
Average Effective Monthly Rent per Unit	$940	$904	—	—	—

For our commercial properties, the table below provides the occupancy rate and the average effective annual rent per square foot for each of the five years ended December 31, 2012, for the periods during which we owned such properties:

	Year Ended December 31,
Property	2012		2011		2010		2009		2008

Two and Five Governor Park
Occupancy	100	%(1)	100	%(1)	100	%(1)	100.0	%(1)	100.0	%(1)
Average Effective Annual Rent per Square Foot	$26.82	(2)	$25.99	(2)	$24.77	(2)	$23.88	(2)	$26.52	(2)

(1)	These buildings are 100.0% leased, including the master lease. The buildings are 99.4% leased to third party tenants.
(2)	The average effective monthly rent per square foot only reflects leases to third parties and does not include the master lease.

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

Paladin Realty Advisors, LLC (“Paladin Advisors”) is our advisor pursuant to the seventh amended and restated advisory agreement dated July 28, 2012 (the “Advisory Agreement”), and, as such, supervises and manages our day-to-day operations and selects our investments, subject to oversight by our board of directors. Paladin Advisors will also provide marketing, sales and client services on our behalf. Paladin Advisors was formed on October 31, 2003 and is an affiliate of our sponsor, Paladin Realty Partners, LLC (“Paladin Realty”). The senior management of Paladin Advisors are also officers and/or directors of Paladin REIT, manage our operations and have primary responsibility for selecting our investments. Paladin Advisors is currently the sole limited partner of Paladin OP.

On February 23, 2005, we commenced an initial public offering of a maximum of $385,000,000 in shares of our common stock (the “Initial Offering”). The Initial Offering terminated on July 28, 2008 in connection with the commencement of our first follow-on offering of $850,000,000 in shares of our common stock (the “First Follow-On Offering”). Our First Follow-On Offering terminated on January 24, 2012 when the Registration Statement for our second follow-on offering (the “Second Follow-On Offering, and collectively with the Initial Offering and the First Follow-On Offering, the “Offerings”) was declared effective on January 24, 2012. On July 16, 2012, we terminated the Second Follow-On Offering. As of December 31, 2012, we had received proceeds of $82,622,988 for 8,339,047 shares in the Offerings.

KBR Capital Markets, LLC (“KBR Capital Markets”), formerly known as Paladin Realty Securities, LLC (“Paladin Securities”), served as our dealer manager pursuant to a dealer manager agreement dated January 24, 2012 (the “Second Follow-On Dealer Manager Agreement”). KBR Capital Markets, which formerly operated as a wholly owned subsidiary of Paladin Advisors, is a licensed broker-dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”).

On September 1, 2011, Paladin Advisors transferred 100% of its ownership interest in KBR Capital Markets to KBR Capital Partners, LLC (“KBR Capital Partners”).

The following chart indicates the relationship among us and Paladin Advisors and certain of its affiliates, including Paladin Realty, as of December 31, 2012:

As of December 31, 2012, we had sold 8,339,047 shares of our common stock for aggregate gross proceeds of $82,622,988.

For the year ended December 31, 2012, we had total revenues of $30,723,253 and a net loss attributable to the Company of $1,542,653 As of December 31, 2012, our total assets were $216,510,607.

Our headquarters are located at 10880 Wilshire Boulevard, Suite 1400, Los Angeles, California 90024. Our telephone number is 1-866-725-7348. Our website is www.paladinreit.com. We are not incorporating the information on that website into this Annual Report, and the website and the information appearing on the website are not included in, and are not part of, this Annual Report.

Current Investments

As of December 31, 2012, we owned interests in 14 income-producing properties through 13 joint venture investments. As discussed further below, our financial statements present the operations of each of our investments on a consolidated basis in accordance with GAAP. Consolidation requires us to reflect 100% of the income and expenses of property operations with a partial offset to account for the noncontrolling interests held by our joint venture partners.

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

In connection with our acquisition of our interest in Springhurst, we may be obligated to purchase up to 20% of the membership interests in Springhurst owned by Buckingham Springhurst at a fixed price of $67,500 per 1% additional interest. Buckingham Investment Corporation may exercise this right at any time after the first anniversary of the closing of the acquisition if certain financial requirements have been met. As of December 31, 2012, the financial requirements had not been met.

Fieldstone Apartments

Fieldstone at Glenwood Crossing Apartments (“Fieldstone Apartments”) is located at 10637 Springfield Pike in Woodlawn, Ohio 45246. Our interest in this property consists of an 83.0% membership interest in the entity that owns the property, Glenwood Housing Partners I, LLC (“Glenwood”). We originally purchased a 65.0% interest in Glenwood from Shiloh Crossing Partners II, LLC (“Shiloh II”). Shiloh II is unaffiliated with us and our affiliates, except that affiliates of Shiloh II participate in another joint venture with us relating to Champion Farms Apartments. We purchased an additional 18.0% interest in Glenwood from Shiloh II on July 1, 2008 pursuant to the right Shiloh II had to require us to purchase up to an additional 25.0% of the membership interests in Glenwood owned by Shiloh II. Shiloh II continues to own the remaining 17.0% interest in Glenwood, of which we may be required to purchase up to an additional 7.0% at a fixed price of $62,500 per 1% additional interest if certain financial requirements have been met. As of December 31, 2012, the financial requirements had not been met. The total purchase price for our interest was approximately $5.1 million. By the terms of the joint venture for Fieldstone Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least an 8.25% return on our invested capital. At the completion of its construction in 2001, Fieldstone Apartments was a 266-unit multifamily rental community consisting of 12 buildings located on 15.2 acres. One of the buildings containing 22 units was damaged by fire in February 2011. The units were returned to the rental pool in June 2012. As of December 31, 2012, the property had an aggregate of approximately 229,000 square feet of rentable area and an average unit size of 938 square feet. Fieldstone Apartments is managed by Buckingham Management, LLC, for which it receives a customary management fee.

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

The Retreat of Shawnee

The Retreat of Shawnee (the “Retreat Apartments”), is located at 11128 West 76th Terrace in Shawnee, Kansas 66214. Our interest in this property consists of a 97.5% membership interest in the entity that owns the property, KC Retreat Associates, LLC (“KC Retreat”). JTL Holdings, LLC and JTL Asset Management, Inc. own the remaining 2.5% interest in KC Retreat. The purchase price for our interest was approximately $2.85 million. By the terms of the joint venture for the Retreat Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a 12.0% return on our invested capital. The Retreat Apartments is a 342-unit rental apartment community consisting of 10 three-story garden-style apartments and an attached clubhouse located on 16.43 acres. The property was developed in 1984 and renovated between 2004 and 2005. The property has an aggregate of 230,400 square feet of rentable area and an average unit size of 674 square feet. The Retreat Apartments is managed by CRES Management, LLC, for which it receives a customary management fee.

Hilltop Village Apartments

Hilltop Village Apartments (“Hilltop Apartments”), is located at 8601 Newton Avenue, Kansas City, Missouri 64138. Our interest in this property consists of a 49.0% membership interest in the entity that owns the property, Park Hill Partners I, LLC (“Park Hill Partners”). JTL Properties, LLC owns the remaining 51.0% interest in Park Hill Partners. The purchase price for our interest was $1.05 million. By the terms of the joint venture for Hilltop Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a 12.0% return on our invested capital. Hilltop Apartments is a 124-unit rental apartment community consisting of five two- and three-story garden-style apartment buildings arranged around a central pool area located on approximately 5 acres. The property was developed in 1986. The property has an aggregate of 78,720 square feet of rentable area and an average unit size of 635 square feet. Hilltop Apartments is managed by CRES Management, LLC, for which it receives a customary management fee.

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

On February 1, 2013, we signed a purchase and sale agreement with respect to the sale of Lofton Place Apartments for a price of $26 million with an unaffiliated third party. The closing of the sale is subject to various closing conditions.

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

In February 2013, Paladin REIT entered into an Option Agreement with an unaffiliated third party for the ability to purchase Beechwood Gardens Apartments for a period of six months from the date of the Option Agreement. The sale of Beechwood Gardens is subject to various closing conditions, including entering into a purchase and sale agreement with the potential buyer.

Stone Ridge Apartments

Stone Ridge Apartments is located at 1000 Watermark Place, Columbia, South Carolina 29210. We originally acquired a 50.0% membership interest in DT Stone Ridge, LLC (“DT Stone Ridge”), the entity that owns the property, and The DT Group acquired the remaining 50.0% interest in DT Stone Ridge. We also made a $250,000 loan to the DT Group. On June 24, 2011, we converted the $250,000 member loan to equity in DT Stone Ridge and contributed an additional $250,000 of equity to DT Stone Ridge. The DT Group made no additional contributions. On April 5, 2012, we made a loan to DT Stone Ridge of $3,500,000 to pay off the mortgage loan that matured on April 9, 2012. The loan carries an annual interest rate of 7.5% and matures on April 1, 2013. As a result, we now own a 68.5% membership interest in DT Stone Ridge, and the DT Group owns the remaining 31.5% membership interest. The total purchase price of our membership interest was $1,850,000. By the terms of the joint venture for Stone Ridge Apartments, we are entitled to 100% of available cash flow from the property as a priority distribution until we receive at least a12.0% return on our invested capital. Stone Ridge Apartments is a 191-unit rental apartment community consisting of 12 two- and three-story garden-style apartment buildings located on a 14.33 acre site. The property was built in 1975 and was most recently renovated in 2008. The property has an aggregate of 199,226 rentable square feet and an average unit size of 1,043 square feet. Stone Ridge Apartments is managed by Pegasus Residential, LLC for which it receives a customary management fee.

On March 6, 2013, a fire damaged 12 units at Stone Ridge Apartments, or approximately 6% of the available rentable space. We have an insurance policy on the property that would limit its potential loss to the $10,000 deductible under such insurance policy, but no coverage decisions have yet been made as the investigation regarding the fire is ongoing.

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

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of December 31, 2012, our borrowings did not exceed 300% of the value of our net assets. As of December 31, 2012, we had $166,940,695 in mortgage loans payable.

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

Competition

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships and foreign investors, many of which have greater resources than we do. As of December 31, 2012, our real estate investments included Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, the Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments, Beechwood Gardens Apartments, Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments. The competitive conditions of each of these investments are favorable. Champion Farms Apartments is located in an affluent and growing neighborhood of Louisville, with access to nearby retail centers, schools and transportation routes. Fieldstone Apartments is located in an affluent suburb on the north side of Cincinnati with high barriers of entry for new development. Pinehurst Apartment Homes is located in a mature submarket approximately nine miles north of the Kansas City central business district. Pheasant Run Apartments is located in a southeastern suburb of the Kansas City metropolitan area close to major retail centers, with easy highway access to employment centers. The Retreat Apartments is located in a residential community approximately twelve miles southwest of downtown Kansas City with access to the airport, area employment centers and shopping. Hilltop Village is located in Kansas City with proximity to employment centers, schools, shopping and recreation. Conifer Crossing is located in a northeastern suburb of the Atlanta metropolitan area with easy highway access. Two and Five Governor Park are located 10 miles north of downtown San Diego in a submarket known as the Golden Triangle, which is home to leading industries and research centers. Lofton Place Apartments is located in Carrollwood, 10 miles northwest of downtown Tampa via I-275 and seven miles north of Tampa International Airport and the Westshore office submarket, via the Veteran’s Expressway (SR 589). Beechwood Gardens occupies a site at the intersection of Bustleton and Haldeman Avenues in Philadelphia, Pennsylvania and has excellent visibility, access and curb appeal. Stone Ridge Apartments is located in a northwestern suburb of Columbia just outside the central business district with easy highway access to retail and employment centers. Coursey Place Apartments is located approximately 11 miles east of the Baton Rouge central business district and is favorably placed near major suburban employment nodes, four medical centers and the retail destination anchored by the 1.6 million square foot Mall of Louisiana. Pine of York Apartments is located in the desirable York County region of the Hampton Roads metropolitan statistical area in a highly rated school district with excellent access to major employers and retail centers.

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

Investment Risks

There is currently no public market for the shares of our common stock and we have terminated our share redemption program. Therefore, it will likely be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, they will likely sell them at a substantial discount.

There is currently no public market for our shares of common stock, we have terminated our share redemption program and we have no obligation or current plans to apply for quotation or listing on any public securities market. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This is as a result of our funds available for investment being reduced by a range of 11.3% to 12.6% of gross offering proceeds for fees and expenses of our First Follow-On Offering and Second Follow-On Offering. The price per share could also be reduced as a result of other factors including those described elsewhere in this “Risk Factors” section. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, without incurring a substantial loss. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price paid for their shares. Thus, our stockholders should consider the purchase of our shares as illiquid and a long-term investment, and must be prepared to hold their shares for an indefinite length of time.

We have experienced annual net losses which could adversely impact our ability to conduct operations, make investments and pay distributions.

We had a net loss of $1,542,653, $3,983,368 and $2,826,134, respectively, for the years ended December 31, 2012, December 31, 2011 and December 31, 2010. In the event that our annual net losses continue, we will have less money available to make investments and pay distributions, and our ability to conduct our operations may be adversely impacted.

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

We have not identified any further investments that we will make with any net proceeds we received from our Second Follow-On Offering. If we are unable to find suitable investments, we may not be able to achieve our investment objectives.

As of December 31, 2012, we owned 14 property investments, which are joint venture interests in Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, the Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments, Beechwood Gardens Apartments, Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments. Paladin Advisors has not yet identified any real property investments or real estate related investments that it is reasonably probable we will make with any additional net proceeds we received from our Second Follow-On Offering. Our stockholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning our future real property investments and real estate related investments. Our stockholders must rely on Paladin Advisors, our advisor, to evaluate our investment opportunities, and Paladin Advisors may not be able to achieve our investment objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest. Further, we cannot assure our stockholders that acquisitions of real property investments or real estate related investments made using the proceeds of our Second Follow-On Offering will produce a return on their investment or will generate cash flow to enable us to make distributions to our stockholders.

Stockholders who purchased shares of our common stock in our First Follow-On Offering or Second Follow-On Offering may have incurred, as of December 31, 2012, dilution in the net tangible book value per share of our common stock from the price paid in our First Follow-On Offering and Second Follow-On Offering.

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

As of December 31, 2012, our net tangible book value per share was $4.14, calculated as our net tangible book value as of December 31, 2012 (consisting of stockholders’ equity, excluding certain identified intangible assets such as deferred financing and leasing costs) divided by the 7,720,859 shares of our common stock outstanding as of December 31, 2012, as compared to our offering price of $10.00 per share in our Second Follow-On Offering as of its termination on July 16, 2012. Net tangible book value does not reflect our estimated value per share nor does it necessarily reflect the value of our assets upon an orderly liquidation of us in accordance with our investment objectives.

Stockholders will also experience dilution of their equity investment in us in the event we:

•	sell securities that are convertible into shares of our common stock;

•	issue shares of our common stock in a private offering of securities to institutional investors;

•	issue shares of our common stock to our independent directors pursuant to our incentive stock plan (as of December 31, 2012, we have granted 28,000 shares of common stock to our independent directors pursuant to the incentive stock plan, of which 2,000 shares were forfeited, and an additional 34,000 shares remain available for issuance under the plan); or

•	issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Paladin OP.

Risks Relating to Our Business

We and Paladin Advisors have limited operating histories, and we may not be able to operate successfully.

We and Paladin Advisors were each formed in connection with the commencement of our Initial Offering and had no prior operating history, and our investors should not rely upon the past performance of other real estate investment programs sponsored by Paladin Realty to predict our future results. Other than our current investments, we have not identified any additional probable investments. Additionally, none of our officers, Paladin Advisors, its affiliates or their respective employees have operated any other public company or an entity that has elected to be taxed as a REIT. Our stockholders should beware of the risks, uncertainties and difficulties frequently encountered by companies like us. To be successful, we must, among other things:

•	Identify and acquire investments that further our investment objectives;

•	Attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	Respond to competition for our targeted real property investments and real estate related investments;

•	Continue to build and expand our operations structure to support our business; and

•	Maximize the value of our investments upon sale.

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

The past performance of other investment programs sponsored by Paladin Realty may not be indicative of our future results, and we may not be able to successfully implement and operate our business, which is different in a number of respects from the operations of those programs. The returns to our stockholders will depend in part on the mix of investments that we make, the stage of investment and our place in the capital structure for our investments. As our portfolio is unlikely to mirror in any of these respects the portfolios of the prior Paladin programs, the returns to our stockholders will vary from those generated by those prior programs. We are also the first publicly offered investment program sponsored by Paladin Realty or any of its affiliates. Therefore, the prior Paladin programs, which were conducted through privately held entities, were not subject to either the up-front commissions, fees and expenses associated with our offerings or to many of the laws and regulations to which we are subject. We are the first program sponsored by Paladin Realty or any of its affiliates that intends to make or acquire mortgage loans or mezzanine loans. None of Paladin Realty, Paladin Advisors or any of their affiliates has experience making such investments or in operating any other REIT or a publicly offered investment program. As a result of all these factors, our stockholders should not assume that they will experience returns, if any, comparable to those experienced by investors in the prior programs sponsored by Paladin Realty and its affiliates.

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

Because our cash flows from operations have been insufficient to pay our operating and administrative expenses and the distributions we have paid or declared to our stockholders through December 31, 2012, we cannot assure our stockholders that we will be able to continue paying distributions to our stockholders at our historical per-share amounts, or that the distributions we pay will not decrease or be eliminated in the future. For the years ended December 31, 2012, 2011 and 2010, we have paid $4,512,578, $3,535,347 and $2,843,251, respectively, in distributions to our stockholders and we intend to continue paying distributions to our stockholders in the future. In order to permit us to pay our distributions declared to date, we have used cash distributions from our investments, offering proceeds, Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of expense payments and its receipt of asset management and acquisition fees.

In accordance with our charter and pursuant to the Advisory Agreement, Paladin Advisors must pay us quarterly for any amount of operating expenses paid by us that in the 12 months then ended exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Rule,” and we will not reimburse Paladin Advisors for operating expenses incurred on our behalf that in any fiscal year exceed the 2%/25% Rule unless a majority of our independent directors determine, based on unusual and non-recurring factors which they deem sufficient, that such excess was justified. During the previous twelve months, our operating expenses, including expenses incurred on behalf of us by Paladin Advisors and its affiliates did not exceed the 2%/25% Rule. Our general and administrative expenses, which are the equivalent of total operating expenses for purposes of the 2%/25% Rule, as a percentage of average invested assets were 0.9% and 1.0% for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, 2011 and 2010, we paid Paladin Advisors asset management fees of $489,180, $413,475 and $380,000, respectively. For the years ended December 31, 2012, 2011 and 2010, we paid Paladin Advisors acquisition fees of $0, $644,092 and $0, respectively.

For the year ended December 31, 2012, Paladin Advisors and its affiliates have incurred on our behalf $7,858,570 in organization and offering costs. In addition, Paladin Advisors and its affiliates paid on our behalf $2,746,348 in general and administrative expenses in accordance with the 2%/25% Rule, all of which has been reimbursed by us to Paladin Advisors.

Paladin Advisors is not obligated to either pay expenses on our behalf beyond the term of the Advisory Agreement or defer reimbursements of expense payments or fees in future periods.

Our directors will determine the amount and timing of future cash distributions to our stockholders based on many factors, including the amount of funds available for distribution, our financial condition, requirements we must meet to qualify to be taxed as a REIT, whether to reinvest or distribute such funds, capital expenditures and reserve requirements and general operational requirements. The amount of cash available for distribution will be affected by our ability to identify and make real property investments or real estate related investments, the returns on those real property investments or real estate related investments we make and our operating and administrative expense levels, as well as many other variables. We cannot predict how long it may take to identify additional real property investments or real estate related investments or to make real property investments or real estate related investments. We likewise cannot predict whether we will generate sufficient cash flow to continue to pay distributions at historical levels or at all.

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

The gross proceeds of our First Follow-On Offering and our Second Follow-On Offering have been and will be used to make real property investments, directly or through joint ventures, make real estate related investments and to pay various fees and expenses. In addition, to be taxed as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, subject to certain adjustments. Because of this distribution requirement, it is unlikely that we will be able to fund a significant portion of our future capital needs from retained earnings. While we have used short term borrowings since the commencement of our offerings, including borrowings from affiliates of Paladin Advisors, we have not identified any sources of debt or equity for future funding. Paladin Advisors is not required to facilitate any future affiliated loans for us, and we cannot assure our stockholders that adequate sources of funding will be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

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

Risks Relating to Conflicts of Interest

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

The fees we pay to Paladin Advisors and its affiliates were not determined on an arm’s length basis and therefore may not be on the same terms as those we could negotiate with a third party.

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

Our code of ethics generally prohibits us from entering into joint ventures with Paladin Advisors or its affiliates (other than the assignment of a purchase agreement to which Paladin Advisors or one of its affiliates is a party to us on substantially the same terms as the underlying agreement). We may enter into joint ventures with Paladin Advisors or its affiliates, if so waived by our board of directors. In the event that we enter into a joint venture with any other program sponsored or advised by Paladin Advisors or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Paladin program may never have an active trading market. Therefore, if our shares were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. In addition, our organizational documents require that we commence an orderly liquidation of our assets in the event that we are not listed on a national securities exchange by February 23, 2015. In the event of such liquidation, any joint venture between us and another Paladin program may be required to sell its real properties at such time. Our joint venture partners may not desire to sell the real properties at that time. Joint ventures between us and other Paladin programs will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders. Joint ventures with other Paladin programs would also be subject to the risks associated with joint ventures with unaffiliated third parties described below.

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

Specifically, in order to maintain our exemption from regulation as an investment company under the Investment Company Act, we intend to engage primarily in the business of investing in interests in real estate. If we are unable to use a significant portion of the proceeds of our offerings to make investments in real properties by July 16, 2013, we may avoid being required to register as an investment company under the Investment Company Act by temporarily investing any unused proceeds in government securities with low returns.

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

We may focus a portion of our investments on commercial and industrial properties, including manufacturing facilities, special use storage or warehouse facilities and special use, single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to respond quickly to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it quickly, if at all, or we may sell the property at a loss. These and other limitations may affect our ability to sell or re-lease properties and decrease returns to our stockholders.

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

Because we made investments in real properties, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Our costs associated with complying with the Americans with Disabilities Act may reduce our cash available for distributions.

Our real property investments may be subject to the Americans with Disabilities Act of 1990, as amended (the “ADA”). Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will be required to comply with the ADA and our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders. Champion Farms Apartments is currently subject to a complaint relating to ADA violations. We believe these claims are without merit and will vigorously defend against this action.

Risks Associated with Joint Ventures

The terms of joint venture agreements or other joint ownership arrangements into which we may enter could impair our operating flexibility and our results of operations.

In connection with the making of real property investments, we may enter into joint ventures, including co-tenancies and other co-ownership structures, with affiliated or unaffiliated parties. Each of the 13 investments we have made as of December 31, 2012 is structured as a joint venture with unaffiliated parties. In addition, we may also purchase or develop properties in joint ventures with affiliates of Paladin Realty, the sellers of the properties, developers or similar persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. These co-venturers may have rights to take some actions over which we have no control and may take actions contrary to our interests. For example, joint ownership of an investment, under certain circumstances, may involve risks not associated with direct ownership of such investment, including the following:

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

We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us in a manner other than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we were to receive once such target return has been achieved. Each of our real estate investments as of December 31, 2012 is structured in this manner. If the total returns from a structured investment exceed the target return for such investment, the co-venturer may receive more of the cash flow and/or appreciation upon sale of the property than its direct ownership interest would indicate. Conversely, if the total returns from a structured investment fall short of the target return for such investment, the co-venturer may receive less of the cash flow and/or appreciation upon the sale of the property than its direct ownership interest would indicate. If we do not accurately judge the potential appreciation of a particular investment, we may have limited participation in the profits of a joint venture investment which could reduce our profitability from such investment.

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

Although none of the loans we have incurred currently bear interest at a variable rate, we may refinance our loans or incur additional loans at variable rates. In such case, increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make distributions to our stockholders. In addition, if rising interest rates cause us to need additional capital to service our debt, we may be required to liquidate one or more of our investments in real properties at times which may not permit realization of the maximum return on such investments. Further, increases in interest rates may make investments in other entities more attractive than an investment in us. Conversely, decreases in interest rates may cause the price of real property investments and real estate related investments to increase, thus making it more difficult for us to make otherwise attractive investments. Any of these circumstances could reduce our profitability and our ability to make distributions to our stockholders.

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

To qualify as a REIT, we are required to ensure that at the end of each calendar quarter, at least 75% of our assets consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and stock of qualified REIT subsidiaries (“QRSs”) and taxable REIT subsidiaries (“TRSs”)) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of QRSs and TRSs) can consist of the securities of any one issuer, and no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.

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

You may have current tax liability on distributions you elected to reinvest in our common stock.

If you participated in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

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

Shares issued pursuant to our First Follow-On Offering and Second Follow-On Offering may limit our ability to use our Net Operating Losses (“NOLs”).

We have reported NOLs as a result of our activities through December 31, 2012. Issuance of our shares to new stockholders and/or transfers of shares by stockholders may have triggered or might trigger a change of ownership under Code Section 382. Such an ownership change would limit the rate at which we could apply the NOLs against our taxable income in future years. If such a change of ownership occurred, it is likely that the ordinary income portion of any income you realize from holding our shares will be greater, and the portion which will be capital gains will be less (or your capital loss will be greater) than would have otherwise been the case.

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

In order for members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons to have participated in the offering and sale of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our advisor entities’ estimated value of the shares is $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that our most recent public offering price for shares of our common stock was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Until 18 months after the completion of our Second Follow-On Offering, or January 2014, we intend to continue to use the offering price of shares of our common stock in our most recent offering as the estimated per share value reported in our Annual Reports on Form 10-K distributed to stockholders. Beginning in January 2014, the value of the properties and our other assets will be determined in a manner deemed appropriate by our board of directors, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders.

Holders

As of March 22, 2013, there were 2,431 holders of record of our common stock.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual taxable income, subject to certain adjustments, to our stockholders. The amount of any cash distributions will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to declare and make distributions on a monthly basis. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, we may be required to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the requirement that we distribute at least 90% of our taxable income, subject to certain adjustments, in order to qualify as a REIT. We have declared and paid a 6% distribution every month since December 2005. For the years ended December 31, 2012 and 2011, our board of directors has declared the distributions listed below.

Month	Annualized Rate Declared	Date Made
December 2010	6.0%	January 18, 2011
January 2011	6.0%	February 15, 2011
February 2011	6.0%	March 15, 2011
March 2011	6.0%	April 15, 2011
April 2011	6.0%	May 16, 2011
May 2011	6.0%	June 15, 2011
June 2011	6.0%	July 15, 2011
July 2011	6.0%	August 15, 2011
August 2011	6.0%	September 15, 2011
September 2011	6.0%	October 17, 2011
October 2011	6.0%	November 15, 2011
November 2011	6.0%	December 15, 2011
December 2011	6.0%	January 16, 2012
January 2012	6.0%	February 15, 2012
February 2012	6.0%	March 15, 2012
March 2012	6.0%	April 16, 2012
April 2012	6.0%	May 15, 2012
May 2012	6.0%	June 15, 2012
June 2012	6.0%	July 16, 2012
July 2012	6.0%	August 15, 2012
August 2012	6.0%	September 17, 2012
September 2012	6.0%	October 15, 2012
October 2012	6.0%	November 15, 2012
November 2012	6.0%	December 17, 2012

Sales of Unregistered Equity Securities

On June 18, 2010, we granted 4,000 shares of restricted common stock at $10.00 per share to each of our independent directors upon their reelection to the board of directors pursuant to our 2005 Independent Director Incentive Stock Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Two thousand of the shares granted to each independent director vested immediately, and 2,000 of the shares vested on the first anniversary of the date of grant, provided that the independent director continued to provide services to us on such vesting date. The unamortized shares are amortized from the date of grant to June 18, 2011. As of December 31, 2012, we have granted 28,000 of 60,000 shares of common stock authorized under our to our 2005 Independent Director Incentive Stock Plan. Mr. Harvey Lenkin resigned from our board of directors effective January 3, 2011. Accordingly, on January 3, 2011, he forfeited 2,000 shares of restricted stock which would have vested on June 18, 2011. As a result, an additional 34,000 shares remain available for issuance under our 2005 Independent Director Incentive Stock Plan.

Use of Offering Proceeds

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to sell up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our First Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The First Follow-on Offering included up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. On July 22, 2011, we filed the Registration Statement for our Second Follow-On Offering (SEC File No. 333-17574), which extended our First Follow-On Offering from termination on July 28, 2011 to January 24, 2012. The Second Follow-On Offering was declared effective by the SEC on January 24, 2012 and included up to 65,000,000 shares to be offered at $10.00 per share in the primary offering and up to 7,895,814 shares to be offered for sale pursuant to our distribution investment plan. The Second Follow-On Offering was terminated on July 16, 2012.

As of December 31, 2012, we had sold 8,339,047 shares of common stock in the Initial Offering, the First Follow-On Offering and the Second Follow-On Offering, raising gross proceeds of $82,622,988. From this amount, we have incurred $6,818,637 in selling commissions and dealer manager fees to our dealer managers, $10,841,482 in organization and offering costs (of which $2,486,641 has been recorded in our financial statements), $2,445,555 in acquisition or origination fees and $2,077,971 in asset management fees. For the year ended December 31, 2012, the ratio of the cost of raising capital to the capital raised was approximately 11%.

As of December 31, 2012, we had offering proceeds, net of selling commissions, the dealer manager fee and organization and offering costs, from the Offerings of $73,317,534. We used a combination of net offering proceeds and debt to purchase our interests in 14 properties and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through December 31, 2012, see our financial statements included in this Annual Report.

Share Redemptions

There were no redemptions of shares during the quarter ended December 31, 2012 because our share redemption plan was terminated effective July 16, 2012. For the year ended December 31, 2012, we redeemed 127,144 shares for $1,177,149.

Item 6.	Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	Year Ended December 31,

	2012	2011	2010	2009	2008

Operating Data:

Revenues	$30,723,253	$24,197,962	$20,048,939	$15,344,761	$11,589,811

Loss before equity in earnings and noncontrolling interest	$(1,947,680)	$(5,080,018)	$(4,087,665)	$(6,337,842)	$(2,689,447)

Equity in earnings from real estate joint venture	$—	$169,947	$83,519	$81,153	$88,224

Noncontrolling interest	$405,027	$926,703	$1,178,012	$1,784,767	$242,673

Net loss attributable to Company	$(1,542,653)	$(3,983,368)	$(2,826,134)	$(4,471,922)	$(2,358,550)

Loss per common share (basic and diluted)	$(0.20)	$(0.66)	$(0.59)	$(1.09)	$(0.73)

Distributions declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60

Weighted average common shares outstanding-basic and diluted	7,578,533	6,061,726	4,787,071	4,086,673	3,219,095

Balance Sheet Data:	2012	2011	2010	2009	2008

Total assets	$216,510,607	$221,521,688	$157,717,875	$160,931,602	$136,066,319

Mortgages Payable	$166,940,695	$168,924,800	$121,134,455	$121,365,972	$98,729,308

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand our operations and our present business environment. The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors, including those factors set forth in Item 1A of this Annual Report and other factors presented throughout this Annual Report.

We are a Maryland corporation formed on October 31, 2003 and have elected to be taxed as a REIT commencing with the year ended December 31, 2006. We were organized to invest in a diversified portfolio of high quality investments, including investments in real properties and real estate related investments, focusing primarily on investments that produce current income.

As of December 31, 2012, we owned interests in 14 income-producing properties through 13 joint venture investments:

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

Disposition Policies

We intend to hold each real property investment or real estate related investment we acquire for an extended period. However, circumstances might arise which could result in the early sale of some investments. The determination of whether a particular investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and factors specific to the condition, value and financial performance of the investment. We expect to periodically sell investments in order to dispose of underperforming investments or to realize value in favorably priced investments. In connection with the termination of our Second Follow-On Offering and the requirement in our charter to either list our shares on a national securities exchange by February 23, 2015, or, if our shares are not listed prior to that date, begin an orderly liquidation of its assets and dissolve and distribute any cash to shareholders, our board of directors hired Houlihan Lokey Capital Inc. in September 2012 as a financial advisor to evaluate our strategic alternatives.

Policies Regarding Operating Expenses

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the twelve months then ended, as these terms are defined in our charter, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. During the twelve months ended December 31, 2012, our operating expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule as defined below.

Liquidation or Listing Policy

Our board of directors has determined that we are unlikely to achieve our goal of achieving a significantly larger size and scale and generate increased revenue from additional investments over an extended time period, particularly given the relatively short time period remaining prior to our charter requirement that we either list our shares on a national securities exchange by February 23, 2015, or, if our shares are not listed prior to that date, begin an orderly liquidation of its assets and dissolve and distribute any cash to shareholders. Consequently, our board of directors determined that it was in the best interests of our stockholders to terminate our Second Follow-On Offering, including the distribution reinvestment plan, as well as our share redemption program in July 2012. Consequently, our board of directors hired Houlihan Lokey Capital Inc. in September 2012 as a financial advisor to evaluate our strategic alternatives, including, among other things, a liquidation of our assets prior to February 23, 2015 or a sale, merger or other combination with another company or REIT.

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

Real Estate and Depreciation

Land is carried at cost. Building and improvements, furniture, fixtures, and equipment, in-place leases, and tenant improvements are stated at cost, less accumulated depreciation and amortization. We allocate the purchase price of newly acquired properties between net tangible and identifiable intangible assets. We expense acquisition costs for investment property acquisitions to record the acquisition at its fair value. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating the purchase price to an acquired property, we allocate the purchase price to the estimated value of the land, building and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. In some circumstances, we engage real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however, we are ultimately responsible for the purchase price allocation. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the building and improvements and from 5 to 7 years for furniture, fixtures and equipment, using the straight line basis. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from 3 to 24 months, using the straight line basis. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

We review long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Examples of events or changes in circumstances that may trigger an impairment analysis include (i) a substantial decline in operating cash flows during the period, including declines related to decreased occupancy; (ii) a current or projected loss from operations; (iii) a significant cost accumulation above the original acquisition/development estimate; (iv) a change in plans to sell the property prior to the end of its useful life or holding period; (v) a significant decrease in market price not in line with general market trends or (vi) any other quantitative or qualitative events deemed significant by our management or our board of directors. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review our investment properties for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. If the sum of the expected future cash flows (undiscounted and without interest) is less than our carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value. There were no impairment charges taken for the three years ended December 31, 2012.

Acquisition of Real Estate

The fair value of real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. We aggregate all identified intangible assets and liabilities and present them net as a separate line item on the consolidated balance sheets.  The weighted-average amortization period for all identified intangible assets and liabilities are 1 year or less. Acquisition costs are expensed as incurred and are included in property operating expense in the accompanying consolidated statement of operations. Noncontrolling interests acquired are also recorded at estimated fair market value.

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

If an investment was determined to be a VIE, we perform an analysis to determine if the we are the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity it must have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

As of December 31, 2012, we held a 99.8% ownership interest in Paladin OP and Paladin OP held a 70% ownership interest in Springhurst, an 83% ownership interest in Glenwood, a 97.5% ownership interest in KC Pinehurst, a 97.5% ownership interest in KC Pheasant, a 97.5% ownership interest in KC Retreat, a 49% ownership interest in Park Hill Partners, a 42.5% ownership interest in FPA/PRIP Conifer, a 47.7% ownership interest in FPA Governor Park Associates, a 60% ownership interest in Evergreen at Lofton Place, an 82.3% ownership interest in Morgan Beechwood, a 68.5% ownership interest in DT Stone Ridge, a 51.7% interest in Coursey Place Sole Member and a 90% interest in FP-1 as described in Note 3 to our consolidated financial statements. We have determined that Paladin OP and the entities in which it has invested are not VIEs. We consolidate Paladin OP, Springhurst, Glenwood, KC Pinehurst, KC Pheasant, KC Retreat, DT Stone Ridge, Coursey Place Sole Member and FP-1 as we are the majority owner and exercise control over all significant decisions. We also consolidate Park Hill Partners, FPA/PRIP Conifer, FPA Governor Park Associates, Evergreen at Lofton and Beechwood Morgan because we hold a significant ownership interest and exercise control over all significant decisions.

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

Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our stockholders equal at least the amount of our taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If we fail to qualify as a REIT in any taxable year without the benefit of certain relief provisions, we will be subject to federal and state income taxes on our taxable income at regular corporate income tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state or local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income. No provision has been made for federal income taxes for the years ended December 31, 2012, 2011 and 2010 in the accompanying consolidated financial statements.

We use a more-likely-than not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. We have assessed our tax positions for all open tax years as of January 1, 2009 and concluded that there were no material uncertain tax positions to be recognized. Our accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. We have not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2012, 2011 and 2010.

Recent Accounting Pronouncements

There were no recent accounting pronouncements.

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

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Rental income for the fiscal year ended December 31, 2012 was $27,460,356, compared with $21,769,599 for the fiscal year ended December 31, 2011. Rental income has increased approximately by $4.9 million due to the acquisition of Stone Ridge Apartments on March 30, 2011, the acquisition of Coursey Place Apartments on July 28, 2011 and the acquisition of Pines of York Apartments on November 16, 2011. The remaining increase was generated from the nine apartments and two office properties owned at or prior to 2011.

Other income for the year ended December 31, 2012 was $3,254,227 compared to $2,412,760 for the year ended December 31, 2011. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. Other income has increased by approximately $439,000 due to the acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments, and by $310,000 for the additional units available at Fieldstone Apartments after repair from the fire in 2011. The remaining increase was generated from the eight apartments and two office properties owned at or prior to 2011.

Property operating expenses for the year ended December 31, 2012 were $11,436,543 compared to $9,370,216 for the year ended December 31, 2011. The increase in property operating expenses in 2012 is a result of the acquisitions in 2011 noted above.

Real property taxes were $2,207,713 for the year ended December 31, 2012 compared to $1,955,214 for the year ended December 31, 2011. The change in real estate taxes in 2012 is a result of our acquisitions in 2011 noted above.

General and administrative expenses were $2,018,145 for the year ended December 31, 2012 compared to $2,056,231 for the year ended December 31, 2011.

Interest expense, including amortization of deferred financing costs, was $9,994,694 for the year ended December 31, 2012 and $8,681,144 for the year ended December 31, 2011. The change in interest expense was primarily related to our acquisitions in 2011 noted above.

Depreciation and amortization expense was $7,013,838 for the year ended December 31, 2012 compared to $5,520,415 for the year ended December 31, 2011. The change in depreciation and amortization expense in 2012 was primarily related to our acquisitions in 2011 noted above.

There were no acquisition costs for the year ended December 31, 2012 since there were no acquisitions made in 2012 as compared to $1,694,760 for the year ended December 31, 2011.

Loss allocated to noncontrolling interests was $405,027 for the year ended December 31, 2012 compared to $926,703 for the year ended December 31, 2011. The change was mainly due to acquisitions of properties in 2011 and the allocation of losses of each project in accordance with the respective operating agreements.

Net loss attributable to the Company was $1,542,653 for the year ended December 31, 2012, compared to $3,983,368 for the year ended December 31, 2011, primarily due to the net impact of the items discussed above.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Rental income for the year ended December 31, 2011 was $21,769,599, compared with $18,252,403 for the year ended December 31, 2010. Rental income has increased approximately by $2.7 million due to the acquisition of Stone Ridge Apartments on March 30, 2011, the acquisition of Coursey Place Apartments on July 28, 2011 and the acquisition of Pines of York Apartments on November 16, 2011. The remaining increase was generated from the nine apartments and two office properties owned at or prior to 2011.

Other income for the year ended December 31, 2011 was $2,412,760 compared to $1,786,841 for the year ended December 31, 2010. Other income consists of various tenant-related charges and is recognized as revenue in the period in which the applicable charge is incurred. Other income has increased by approximately $256,000 due to the acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments. The remaining increase was generated from the nine apartments and two office properties owned at or prior to 2011.

Property operating expenses for the year ended December 31, 2011 were $9,370,216 compared to $8,093,028 for the year ended December 31, 2010. The change in property operating expenses is attributable to our acquisitions in 2011 noted above.

Real property taxes were $1,955,214 for the year ended December 31, 2011 compared to $1,574,103 for the year ended December 31, 2010. The change in real estate taxes is primarily a result of our acquisitions in 2011 noted above.

General and administrative expenses were $2,056,231 for the year ended December 31, 2011 compared to $1,587,251 for the year ended December 31, 2010. The change was primarily due to the accrual of current year-end expenses that were not able to be accrued in prior years due to the 2%/25% limitation of general and administrative expenses.

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

Loss allocated to noncontrolling interests was $926,703 for the year ended December 31, 2011 compared to $1,178,012 for the year ended December 31, 2010. The change was mainly due to acquisitions of properties in 2011 and the allocation of losses of each project in accordance with the respective operating agreements.

Net loss attributable to the Company was $3,983,368 for the year ended December 31, 2011, compared to $2,826,124 for the year ended December 31, 2010, primarily due to the net impact of the items discussed above.

Inflation

We have not noticed a significant impact from inflation on our revenues, net sales or net income from continuing operations.

Related Party Transactions

Our board of directors, including our independent directors, has reviewed the material transactions between our affiliates and us since the beginning of 2012 as well as any other such proposed transactions. Set forth below is a description of such transactions and the independent directors’ report on their fairness.

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

Paladin Advisors is at all times subject to the authority and oversight of our board of directors. Every transaction we enter into with Paladin Advisors or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and Paladin Advisors or any of its affiliates. A majority of the independent directors who are also otherwise disinterested in the transaction must approve each transaction between us and Paladin Advisors or any of its affiliates as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Our Advisory Agreement has a one-year term expiring July 28, 2013, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties.

Organization and Offering Costs. Our organization and offering costs are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of us and directly by us. Organization and offering costs consist of actual legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or our Dealer Manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of KBR Capital Markets and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, we are obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs, provided that Paladin Advisors and its affiliates are responsible for the payment of organization and offering costs to the extent they exceed 3.0% of gross proceeds from the Offerings, excluding proceeds from our distribution reinvestment plan, and will be required to return to us any amount we reimburse them in excess of 3.0% of the gross proceeds from the Offerings, excluding proceeds from our distribution reinvestment plan.

We recognized cumulative organization and offering costs of $2,487,241 as of December 31, 2012. Such costs only become our liability when they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recognized by us, organization and offering costs are charged to stockholders’ equity. For the year ended December 31, 2012, the Company paid $267,180 of offering costs. Due to the application of the 3.0% limitation, the Company recognized $211,721, which was charged to stockholders’ equity with the additional amount of $55,459 recorded as due from affiliates. On September 12, 2012, within 60 days after the end of the Second Follow-on Offering, Paladin Advisors reimbursed the Company $96,868 for total organization and offering costs that were in excess of the 3% limitation.

As of December 31, 2012, we have recognized a cumulative total of $2,487,241 of organization and offering costs. A total of $8,354,241of organization and operating costs were not recognized as a result of the 3.0% limitation.

Expense Reimbursement. Pursuant to the terms of the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to us by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must pay us quarterly any amounts by which our operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”), unless a majority of independent directors approves reimbursement of any excess. We will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. Our average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended December 31, 2012, the average book value of our invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $226,000,000. Our net income, as defined in the Advisory Agreement, for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by us under GAAP including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, we recognize an expense for operating expenses paid on our behalf by Paladin Advisors that do not cause an excess to the 2%/25% Rule. Additionally, Paladin Advisors must pay any expenses in excess of the 2%/25% Rule to us within 60 days after the end of each fiscal quarter for the 12 months then ended, unless a majority of the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by us at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of December 31, 2012 there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended December 31, 2012, our general and administrative expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended December 31, 2012, $204,365 was paid by Paladin Advisors.

For the year ended December 31, 2012, we recognized $2,018,145 of general and administrative expenses, including $204,365 paid on our behalf by Paladin Advisors in general and administrative expenses. In accordance with the Advisory Agreement, we recognize on a quarterly basis amounts not exceeding the 2%/25% Rule.

For the twelve months ended December 31, 2012, our general and administrative expenses, which are the equivalent of total operating expenses for purposes of the 2%/25% Rule, represented approximately 5.1% of average invested assets. During the year ended December 31, 2012, we reimbursed $204,365 to Paladin Advisors for general and administrative expenses.

Acquisition Fees

Pursuant to the terms of the Advisory Agreement, we pay Paladin Advisors acquisition fees in an amount equal to 1.5% of (1) the purchase price of a real property investment acquired directly; (2) our allocable cost of a property acquired in a joint venture or (3) with respect to real estate related investments, the funds advanced for such investment. Our allocable cost of a joint venture investment is equal to the product of (i) the amount actually paid or allocated to the purchase, development, construction or improvement of properties by the joint venture, inclusive of expenses related thereto, and the amount of outstanding debt associated with such properties and the joint venture, and (ii) our percentage economic interest in the joint venture. During the year ended December 31, 2012, we did not pay Paladin Advisors any acquisition fees.

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

For the years ended December 31, 2012 and 2011, Paladin Advisors was entitled to asset management fees of $489,180 and $413,475, respectively, relating to the management of 801 Fiber Optic Drive, Champion Farms Apartments, Fieldstone Apartments, Pinehurst Apartment Homes, Pheasant Run Apartments, Retreat Apartments, Hilltop Apartments, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments, Beechwood Gardens Apartments, Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments. All asset management fees were paid prior to December 31, 2012.

Our board of directors, including our independent directors, considers our relationship with Paladin Advisors during 2012 to be fair. Our board of directors, including our independent directors, evaluated the performance of Paladin Advisors and the compensation paid to Paladin Advisors in connection with its decision to renew the Advisory Agreement effective July 28, 2012. Our board of directors, including our independent directors, believes that the amounts payable to Paladin Advisors under the Advisory Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for Paladin Advisors to provide the desired level of services to us and our stockholders. Our board of directors, including our independent directors, bases its evaluation of Paladin Advisors on factors such as (a) the amount of the fees paid to Paladin Advisors in relation to the size, composition and performance of our portfolio; (b) the success of Paladin Advisors in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by Paladin Advisors and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection and other fees; (e) the quality and extent of service and advice furnished by Paladin Advisors; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by Paladin Advisors for its own account.

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

The markets for certain classes of commercial property, including multifamily and office properties, saw general improvement in vacancy rates and pricing. However, continuing high unemployment rates present a continued risk of subdued demand. Although we have not thus far been materially adversely affected by the challenges confronting the commercial real estate markets, a muted recovery in the broad economy could limit revenue growth and negatively affect the results of our operations.

Our management is not aware of any other material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of real property and real estate related investments.

Liquidity and Capital Resources

For the year ended December 31, 2012, our sources of funds were:

•	proceeds, net of selling commissions and dealer manager fees, of $5,402,808 from the sale of 600,638 shares of common stock in our Offerings; and

•	net operating income of $17,070,327 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our consolidated statement of operations entitled “Net Loss” is the most directly reconcilable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

Net operating income	$17,070,327	$12,856,929	$10,372,113

Equity in earnings of real estate joint venture	-	169,947	83,519

Interest income	8,670	15,603	9,695

Depreciation and amortization expenses	(7,013,838)	(5,520,415)	(5,258,133)

Interest expense, including amortization of deferred loan costs	(9,994,694)	(8,681,144)	(7,624,089)

General and administrative expenses	(2,018,145)	(2,056,231)	(1,587,251)

Acquisition costs	-	(1,694,760)	-

Net loss	$(1,947,680)	$(4,910,071)	$(4,004,146)

We were dependent upon the net proceeds received from our Offerings to conduct our proposed acquisition activities. The capital required to make additional real property investments and real estate related investments were obtained from our Offerings and will be obtained from any indebtedness that we may incur in connection with the acquisition of any real properties and real estate related investments in the future. We anticipate that cash flows from the real property investments and real estate related investments that we currently have will generate sufficient cash flows to fund required capital improvements and debt service costs.

We anticipate our sources of funds will consist of indebtedness and cash flows from operation of real property investments and real estate related investments held. We believe that these cash resources, along with our cash flow from operations, will be sufficient to satisfy our cash requirements for the foreseeable future, and therefore, we do not anticipate a need to raise funds from other than these sources within the next twelve months; however, we may refinance current indebtedness or sell assets as needed.

Net cash provided by operating activities for the year ended December 31, 2012 was $5,129,365 compared to net cash provided by operating activities, for the year ended December 31, 2011 of $236,501 and compared to net cash provided by operating activities of $296,878 for the year ended December 31, 2010. The change in 2012 from 2011 relates to our acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments in 2011. The change in 2011 from 2010 relates to our acquisitions of Stone Ridge Apartments, Coursey Place Apartments and Pines of York Apartments in 2011.

Net cash used in investing activities for the year ended December 31, 2012 was $2,084,796, which included $2,295,445 relating to real estate improvements partially offset by a decrease in restricted cash of $210,649. Net cash used in investing activities for the year ended December 31, 2011 was $62,327,115, which included $64,408,667 relating to the purchase of real estate and improvements partially offset by a decrease in restricted cash of $30,491 and distributions from real estate joint venture in excess of equity in earnings of $2,051,061. Net cash used in investing activities for the year ended December 31, 2010 was $1,411,411, which included $1,758,557 relating to the purchase of real estate and improvements and contributions to real estate joint venture of $550,000 partially offset by a decrease in restricted cash of $851,165 and distributions from real estate joint venture in excess of equity in earnings of $45,981.

Net cash used in financing activities was $2,030,135 for the year ended December 31, 2012 related to $13,000,000 of borrowings from mortgage lenders, $5,974,294 in proceeds from the issuance of shares of common stock in our First Follow-On Offering and our Second Follow-On Offering and $442,943 decrease in due from affiliates offset primarily by $14,984,105 of payments on mortgage loans payable, $571,486 of selling commissions and dealer manager fees, $188,578 of deferred loan costs, $211,721 of offering costs, $3,340,759 of distributions paid, $1,177,149 of shares redeemed and $973,574 of distributions to noncontrolling interests. Net cash provided by financing activities was $66,969,010 for the year ended December 31, 2011 related to $48,050,811 of borrowings from mortgage lenders, $20,372,585 in proceeds from the issuance of shares of common stock in our First Follow-On Offering and $6,073,504 of contributions from noncontrolling interests partially offset primarily by $260,466 of payments on mortgage loans payable, $1,721,567 of selling commissions and dealer manager fees, $767,690 of deferred loan costs, $664,148 of offering costs, $19,961 increase in due from affiliates, $1,784,862 of distributions paid, $1,765,375 of shares redeemed and $543,821 of distributions to noncontrolling interests. Net cash provided by financing activities was $2,155,410 for the year ended December 31, 2010 related to $434,786 of borrowings from mortgage lenders, $5,663,430 in proceeds from the issuance of shares of common stock in our First Follow-On Offering and $831,453 of contributions from noncontrolling interests partially offset primarily by $666,303 of payments on mortgage loans payable, $524,728 of selling commissions and dealer manager fees, $185,678 of deferred loan costs, $217,000 of offering costs, $116,757 increase in due from affiliates, $1,396,641 of distributions paid, $1,451,386 of shares redeemed and $215,766 of distributions to noncontrolling interests.

Mortgage Loans Payable

We have mortgage loans payable in an aggregate amount of $166,940,695 outstanding, consisting of:

(1)	$16,350,000 incurred in connection with the acquisition of our interest in Champion Farms Apartments;

(2)	$16,237,883 incurred in connection with the acquisition of our interest in Fieldstone Apartments;

(3)	$4,397,847 incurred in connection with the acquisition of our interest in Pinehurst Apartment Homes;

(4)	$6,250,000 incurred in connection with the acquisition of our interest in Pheasant Run Apartments;

(5)	$13,600,000 incurred in connection with the acquisition of our interest in Retreat Apartments;

(6)	$4,250,000 incurred in connection with the acquisition of our interest in Hilltop apartments;

(7)	$28,286,958 incurred in connection with the acquisition of our interest in Conifer Crossing;

(8)	$12,906,645 incurred in connection with the acquisition of our interest in Two and Five Governor Park;

(9)	$11,829,555 incurred in connection with the acquisition of our interest in Lofton Place Apartments;

(10)	$8,560,807 incurred in connection with the acquisition of our interest in Beechwood Gardens Apartments;

(11)	$28,500,000 incurred in connection with the acquisition of our interest in Coursey Place Apartments; and

(12)	$15,771,000 incurred in connection with the acquisition of our interest in Pines of York Apartments.

All of these loans, except for the loans incurred in connection with the acquisition of our interests in Fieldstone Apartments, Pinehurst Apartment Homes, Conifer Crossing, Two and Five Governor Park, Lofton Place Apartments and Beechwood Garden Apartments, are interest only. The earliest debt maturity is in July 2014 for the loan related to Fieldstone Apartments. These mortgage notes payable are described in detail in Note 4 to our consolidated financial statements included herein.

Related to the mortgage loan for Two and Five Governor Park, on June 1, 2012, the previous loan that was due to expire on December 19, 2012 was replaced with a new 10 year loan of $13,000,000 and the new loan will mature on June 1, 2022. In connection with the loan refinancing, the Company paid loan fees and other costs of $188,578. The loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of December 31, 2012, our leverage did not exceed 300% of the value of our net assets.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

Mortgages Payable	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Principal	$166,940,695	$1,555,487	$51,239,918	$29,796,684	$84,348,606

Interest	$47,703,171	$9,245,352	$16,243,773	$10,500,259	$11,713,787

Total	$214,643,866	$10,800,839	$67,483,691	$40,296,943	$96,062,393

Distributions

We paid $4,512,578 in distributions in the fiscal year ended December 31, 2012. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

Of the $4,512,578 distributions, $3,340,759 was paid in cash and $1,171,819 was paid through the distribution reinvestment plan in the form of additional shares issued. The distribution reinvestment plan was terminated effective July 16, 2012.

Month	Annualized Rate Declared (1)	Date Paid	Total Distribution
December 1, 2011 to December 31, 2011	6.0%	January 16, 2012	$357,829
January 1, 2012 to January 31, 2012	6.0%	February 15, 2012	$366,145
February 1, 2012 to February 28, 2012	6.0%	March 15, 2012	$348,169
March 1, 2012 to March 31, 2012	6.0%	April 16, 2012	$373,790
April 1, 2012 to April 30, 2012	6.0%	May 15, 2012	$366,937
May 1, 2012 to May 31, 2012	6.0%	June 15, 2012	$386,182
June 1, 2012 to June 30, 2012	6.0%	July 15, 2012	$377,526
July 1, 2012 to July 31, 2012	6.0%	August 15, 2012	$391,828
August 1, 2012 to August 31, 2012	6.0%	September 15, 2012	$392,372
September 1, 2012 to September 30, 2012	6.0%	October 17, 2012	$379,714
October 1, 2012 to October 31, 2012	6.0%	November 15, 2012	$392,372
November 1, 2012 to November 30, 2012 (2)	6.0%	December 15, 2012	$379,714

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 366-day period.
(2)	On November 27, 2012, our board of directors declared distributions for the month of December 2012 that totaled approximately $392,000 when paid on January 15, 2013. On December 24, 2012, our board of directors declared distributions for the month of January 2013 that totaled approximately $393,000 when paid on February 15, 2013. On January 23, 2013, our board of directors declared distributions for the month of February 2013 that totaled approximately $355,000 when paid on March 15, 2013. On February 22, 2013, our board of directors declared distributions for the month of March 2013 that will total approximately $393,000 when paid on April 15, 2013.

		Distributions Paid
Period	Distributions Declared	Cash	DRIP	Total	Cash Flow from Operations	Funds from Operations
Year Ended December 31, 2012	$4,580,221	$3,340,759	$1,171,819	$4,512,578	$5,129,365	$3,150,129
Year Ended December 31, 2011	$3,750,262	$1,784,862	$1,750,485	$3,535,347	$236,501	$205,885
Inception through December 31, 2012	$17,183,398	$8,768,814	$7,628,349	$16,397,163	$7,510,900	$2,637,590

Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and from time to time has deferred certain other fees owed to it. The repayment of these deferred expenses has impacted, and may continue to impact our ability to pay distributions from cash flow from operations or at all. During 2012, in accordance with the Advisory Agreement, we reimbursed Paladin Advisors $353,906 of previously accrued general and administrative expenses. These reimbursements have reduced our cash flow provided by operating activities and therefore our ability to fund distributions therefrom.

For the year ended December 31, 2012, Paladin Advisors and its affiliates had incurred on our behalf $204,365 in general and administrative expenses for which we reimbursed Paladin Advisors. Pursuant to the terms of the Advisory Agreement, Paladin Advisors previously deferred (without interest) repayment of these expenses. The payment of these obligations may impact our ability to pay future distributions. Paladin Advisors is not obligated to either pay expenses on our behalf or defer reimbursements of such expense payments or fees in future periods. If Paladin Advisors were to pay additional expense on our behalf in the future and/or defer reimbursement of expense payments or fees, the ultimate repayment of these obligations could adversely impact our ability to pay distributions in future periods as well as potentially adversely impact the value of an investment in us.

We are reliant on Paladin Advisors to support our activities currently because of our small size. While our reliance on Paladin Advisors to finance our operations has been reduced, we have required, and may continue to require, advances from and deferrals of fees otherwise payable to Paladin Advisors. If our dependence on Paladin Advisors continues, we may not be able to finance our operations and/or continue to pay distributions at the rate we currently pay or at all.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. On October 31, 2011, NAREIT issued updated guidance with respect to the definition of FFO and reiterated that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO. NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and impairment write-downs plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Prior to the October 31, 2011 issuance of the updated guidance, we included asset impairment write-downs in the definition of FFO. Because we did not recognize any asset impairment changes for the years ended December 31, 2012, 2011 or 2010, the change in the definition of FFO based on this updated guidance did not have any impact on our reported FFO figures below. During the year ended December 31, 2011, management adjusted the way in which it determines depreciation attributable to non-controlling interests to be consistent with the method in which income is distributed to the controlling and non-controlling members, in accordance with the respective partnership agreements. As a result, FFO for the year ended December 31, 2010 was increased by $131,789 to make those figures comparative to the current period.

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

The following section presents our calculation of FFO for the years ended December 31, 2012, 2011 and 2010:

	December 31, 2012	December 31, 2011	December 31, 2010
Net loss	$(1,947,680)	$(4,910,071)	$(4,004,146)
Less: noncontrolling interest	405,027	926,703	1,178,012
Net loss attributable to Company	$(1,542,653)	$(3,983,368)	$(2,826,134)

Net loss	$(1,947,680)	$(4,910,071)	$(4,004,146)
Add:
Depreciation and amortization - consolidated entities	7,013,838	5,520,415	5,258,133

Depreciation and amortization - unconsolidated entities	-	10,646	67,198
Less:
Gain on sale of real estate joint venture	-	(168,657)	-
FFO	$5,066,158	$452,333	$1,321,185
Less: Noncontrolling interests	(1,916,029)	(246,448)	(433,858)

FFO attributable to Company	$3,150,129	$205,885	$887,327
Other adjustments; Acquisition costs	-	1,398,983	-
MFFO	$3,150,129	$1,604,868	$887,327
Net loss per share-basic	$(0.20)	$(0.66)	$(0.59)
Net loss per share-diluted	$(0.20)	$(0.66)	$(0.59)
FFO per share-basic	$0.42	$0.03	$0.19
FFO per share-diluted	$0.42	$0.03	$0.19
MFFO per share-basic	$0.42	$0.26	$0.19
MFFO per share-diluted	$0.42	$0.26	$0.19
Weighted average number of shares outstanding - basic	7,578,533	6,061,726	4,787,071
Weighted average number of shares outstanding - diluted	7,578,533	6,061,726	4,791,389

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2012, the principal amounts including amounts required for amortization and at maturity and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate date - principal payments	$1,555,487	17,963,806	33,276,112	$17,923,615	$11,873,069	$84,348,606	$166,940,695	$183,068,899

Weighted-average interest rate on maturing debt (1)	5.53%	5.97%	5.87%	6.05%	5.79%	5.12%

(1)	The “weighted-average interest rate on maturing debt” has been calculated using the current interest rate on amounts either amortized or maturing in a given period.

The estimated fair value of our mortgage loans payable was $183,068,899 as of December 31, 2012. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates as of December 31, 2012.

As of December 31, 2012, our debt consisted of fixed rate mortgage loan payables in the principal amount of $166,940,695, at a weighted-average interest rate of 5.51% per year.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective and that there were no material weaknesses in the Company’s internal control over financial reporting, as of the end of the period covered by this Annual Report.

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

All executive officers serve at the pleasure of the board of directors. Our directors and executive officers are listed below. Mr. William K. Dunbar resigned from his position as our Chief Investment Officer effective January 31, 2012. Mr. Dunbar served as our Chief Investment Officer since May 2007 and did not resign because of any disagreements with us. Mr. Dunbar’s responsibilities were assumed by James R. Worms and Jay G. Hartman, the Chief Investment Officer of Paladin Advisors.

Name	Age	Positions
James R. Worms	67	President, Chief Executive Officer and Chairman of the Board

Michael B. Lenard	57	Executive Vice President, Secretary and Counselor

John A. Gerson	64	Executive Vice President, Chief Financial Officer and Director

Harold H. Greene	74	Independent Director

Michael L. Meyer	74	Independent Director

Christopher H. Volk	56	Independent Director

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

Prior to joining the predecessor of Paladin Realty in 1995, Mr. Worms was a Managing Director of Salomon Brothers, where he co-managed the firm’s worldwide real estate investment banking activities. In this capacity, he was involved in real estate investment and advisory transactions totaling billions of dollars, including extensive experience in all types of commercial and residential real estate. Prior to joining Salomon Brothers in 1987, Mr. Worms was a principal at Eastdil Realty, Inc., where he directed Eastdil’s Western Region partnership investment operations. Before joining Eastdil in 1980, Mr. Worms worked as a Certified Public Accountant at Coopers & Lybrand. Mr. Worms has been a member of various industry organizations, including the Pension Real Estate Association, NAREIT, the International Council of Shopping Centers, and the Urban Land Institute.

Mr. Worms graduated from the University of California, Los Angeles (“UCLA”) with a Bachelor’s degree in Economics and from The Anderson School of Management at UCLA with a Master’s degree in Business Administration. Mr. Worms also received a law degree from the University of California Hastings College of the Law.

James R. Worms has served as a member of our board of directors for the last nine years and is our current President and Chief Executive Officer. He brings insight into all aspects of our business due to both his current role and his history with us. The knowledge of our business and his experience managing real estate investment and advisory transactions totaling billions of dollars are assets to our board of directors.

Michael B. Lenard has served as our Executive Vice President, Secretary and Counselor since October 2003. Mr. Lenard also served as one of our directors from October 2003 until March 2011. Mr. Lenard is also an Executive Vice President and Counselor of Paladin Advisors and a Senior Managing Director, Counselor and management committee member of Paladin Realty. He has been a member of various industry organizations, including the Urban Land Institute. Mr. Lenard is the Chairman of the Board of Directors of Viver Incorporadora e Constratora S.A., a Brazilian public company, which is a portfolio company of an investment fund managed by an affiliate of Paladin Realty.

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

Prior to joining Paladin Realty in 1999, Mr. Gerson was Chief Financial Officer of Kohlberg Kravis Roberts & Co. (“KKR”), a major management buyout firm with more than $60 billion in invested equity capital. He was responsible for KKR’s banking and financing needs, the firm’s reporting systems, senior liaison contact with investors, and management of the firm’s treasury and general partners’ investments. From 1982 to 1985, he was Vice President and Deputy Controller of Societé Generale’ s U.S. operations, directing all financial accounting and reporting systems of their U.S. business unit. From 1980 to 1982, he was Chief Financial Officer of Wells Fargo Bank International, a $500 million multi-branch international banking subsidiary of Wells Fargo International Bank. Mr. Gerson started his career as Assistant Controller and Assistant Vice President of Irving Leasing Corporation, an equipment leasing and financing subsidiary of Irving Trust Company, after serving as an audit supervisor for Peat, Marwick, Mitchell & Co.

Mr. Gerson is a trustee of Pace University and is treasurer and a trustee of the Morristown Medical Center Foundation; a member of the American Institute of Certified Public Accountants and the New York State and New Jersey Society of Certified Public Accountants. He graduated from Pace University with a Bachelor’s degree in Business Administration.

John A. Gerson has served as a member of our board of directors and as our Chief Financial Officer for the last nine years and has extensive knowledge of our financial position. With this knowledge and his experience as a former chief financial officer for a major management buyout firm with more than $60 billion in invested equity capital, Mr. Gerson provides our board of directors with essential information that enables a better understanding of the business and financial risks facing us.

Harold H. Greene has served as one of our directors since February 2004. Mr. Greene is a retired Managing Director of Commercial Real Estate for Bank of America, where he held responsibility for lending to commercial real estate developers in California, from 1998 to June 2001. Prior to joining Bank of America, Mr. Greene served from 1990 to 1998 as an Executive Vice President with Seafirst Bank, where he was responsible for real estate lending for the Northwest and for managing a real estate portfolio comprised of approximately $2 billion in assets. He previously served as a director of Grubb & Ellis Company and the William Lyon Company.

Mr. Greene graduated from UCLA with a Bachelor’s degree in Political Science. Mr. Greene has also studied at the Northwestern University Mortgage Banking School and the Southwest Graduate School of Banking at Southern Methodist University.

Harold H. Greene has served as a member of our board of directors for the last nine years and is a 40-year veteran of the commercial and residential real estate lending industry. He brings both knowledge of the lending industry and experience with real estate portfolio management to our board of directors. In addition, he offers the experience gained by serving as a director and member of the audit, compensation and nominating and corporate governance committees for a builder of new luxury and single family homes.

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

Michael L. Meyer has served as a member of our board of directors for the last nine years. He brings to our board of directors knowledge of the real estate industry and community and over 30 years as a certified public accountant. He has extensive experience as a real estate investor and serves as chief executive officer for a company providing property acquisition, financing and management services and advice to real estate entities. In addition, his service as director for two non-listed REITs is integral to our board’s understanding of current trends in the industry.

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

Christopher H. Volk has served as a member of our board of directors for the last nine years. He offers our board of directors REIT leadership experience previously having served as the president, chief executive officer and director of a company providing advisory services to a REIT and as an executive officer of two publicly listed REITs. This experience in the real estate industry assists us in evaluating our investments and investment strategies.

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

THE AUDIT COMMITTEE

The board of directors has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee’s responsibility is to assist the board of directors in fulfilling its oversight responsibilities by reviewing:

•	the integrity of our financial statements and other information to be provided to our stockholders;
•	our compliance with legal and regulatory requirements;
•	the independent accountant’s qualifications and independence;
•	the performance of our internal audit function, if applicable, and independent accountants; and
•	our system of disclosure controls and procedures and internal controls over financial reporting.

The Audit Committee is responsible for the selection, evaluation and, when necessary, replacement of our independent registered public accounting firm.

The Audit Committee is not professionally engaged in the practice of accounting or auditing. The Audit Committee relies, without independent verification, on the information provided to it and on the representations made by management and the independent registered public accounting firm.

The Audit Committee acts under a written charter adopted by our board that sets forth the committee’s responsibilities and duties, as well as requirements for the committee’s composition and meetings. Under the Audit Committee charter, the Audit Committee will always be comprised solely of independent directors. The Audit Committee charter, as amended on March 17, 2009, is available on our website at www.paladinREIT.com.

Our board of directors has determined that each member of the Audit Committee is independent within the meaning of the applicable SEC rules. Even though our shares are not listed on the NYSE, our board of directors has also determined that all of the independent members of our board of directors are independent under the NYSE rules. The members of the Audit Committee are Michael L. Meyer, who is the Chair, and Harold H. Greene and Christopher H. Volk. Our board of directors has determined that independent director Mr. Meyer is an “audit committee financial expert” within the meaning of applicable SEC rules. During 2012, the Audit Committee met four times.

Item 11.	Executive Compensation

Executive Compensation

We currently have no employees. Our day-to-day management functions are performed by Paladin Advisors and related affiliates. Our executive officers are all employees of Paladin Advisors and our sponsor, Paladin Realty. We do not pay any of these individuals for serving in their respective positions. See “Certain Relationships and Related Transactions” below for a discussion of fees paid to Paladin Advisors and other affiliated companies.

Director Compensation

The following table sets forth the compensation paid to our independent directors in 2012.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation	Total ($)
Harold H. Greene	38,500	--	38,500
Michael L. Meyer	38,500	--	38,500
Christopher H. Volk	35,500	--	35,500

(1)	The amounts shown in this column include cash payments for attendance at Board and committee meetings and annual cash retainers.

We pay our independent directors an annual fee of $30,000, and a fee of $2,000 for each board or committee meeting attended. If board members attend more than one meeting on any day, we will only pay such person $2,000 for all meetings attended on such day. We will also pay our independent directors a fee of $500 for each conference call they participate on pursuant to our request. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. Our independent directors participate in the consideration of director compensation.

We have reserved 60,000 shares of common stock for stock grants to be granted to the independent directors pursuant to our 2005 Independent Director Incentive Stock Plan, which we refer to as the incentive stock plan. On March 21, 2006 and June 18, 2010, respectively, we granted 3,000 and 4,000 restricted shares of common stock to each of our four independent directors pursuant to the incentive stock plan. One-third of the independent director restricted stock that we granted on March 21, 2006 vested on each of the first three anniversaries of December 2, 2005, the date that we reached our minimum offering. One-half of the independent director restricted stock that we granted on June 18, 2010 vested immediately on the grant date, and the remaining one-half of such restricted stock vested on June 18, 2011, the first anniversary of the grant date, provided the independent director continues to provide services to us on such vesting date. Mr. Harvey Lenkin resigned from our board of directors effective January 3, 2011, and as a result, on January 3, 2011, he forfeited 2,000 shares of restricted stock which would have vested on June 18, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

The following table shows, as of March 22, 2013, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) each of our directors, (2) each of our named executive officers and (3) all of our directors and executive officers as a group. As of March 22, 2013, there were no beneficial owners of more than 5% of our outstanding common stock. The percentages of common stock beneficially owned are based on 7,720,859 shares of our common stock outstanding as of March 22, 2013.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner (2)	Number of Common Shares	Percentage of Class
John A. Gerson	—	—
Harold H. Greene (3)	8,826	*
Michael B. Lenard	—	—
Michael L. Meyer (3)	8,458	*
Christopher H. Volk (3)	8,458	*
James R. Worms (4)	754	*
All directors and executive officers as a group (6 persons)	26,496	*

___________

*	Represents beneficial ownership of less than 1.0% of the outstanding shares of our common stock.
(1)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has the right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.
(2)	The address of each person listed is c/o Paladin Realty Income Properties, Inc., 10880 Wilshire Blvd., Suite 1400, Los Angeles, California 90024.
(3)	Includes 3,000 shares of restricted stock that were granted under the incentive stock plan on March 21, 2006, all of which have now vested, and 4,000 shares of restricted stock that were granted under the incentive stock plan on June 18, 2010. One-half of the independent director restricted stock that we granted on June 18, 2010 vested immediately on the grant date, and the remaining one-half of such restricted stock vested on June 18, 2011, the first anniversary of the grant date.
(4)	Represents 754 shares of common stock owned directly by Paladin Realty Partners, LLC. James R. Worms, as President and Manager of Paladin Realty, may be deemed to be the beneficial owner of these shares of common stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding “Certain Relationships and Related Party Transactions” is contained herein under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions.”

Ownership Interest

On November 26, 2003, Paladin Realty, an affiliate of Paladin Advisors, purchased 500 shares of common stock for an aggregate of $5,000 and was admitted as our initial stockholder. On October 31, 2003, we formed Paladin OP. On November 26, 2003, we and Paladin Advisors each made initial capital contributions to Paladin OP of $5,000. We used the proceeds from our sale of stock to Paladin Realty to make such capital contribution to Paladin OP.

On June 23, 2004, Paladin Advisors made an additional capital contribution to Paladin OP of $195,000, such that its aggregate capital contribution is $200,000. As of December 31, 2012, Paladin Advisors holds a 0.2% limited partnership interest, and Paladin REIT holds a 99.8% general partnership interest in Paladin OP.

Paladin Advisors’ ownership interest in Paladin OP entitles it to a subordinated participation interest in addition to its right to participate with other limited partners on a proportionate basis in distributions to limited partners. The subordinated participation interest entitles Paladin Advisors to receive a cash distribution under three circumstances:

(1) Subordinated Distribution of Net Sales Proceeds—Payable only if Paladin REIT is not listed on a national securities exchange and Paladin Advisors is serving as Paladin REIT’s advisor and equal to 10% of the remaining net proceeds from the sale of real properties or real estate related investments after Paladin Advisors has made distributions in an amount necessary to provide our stockholders with a return of the total capital raised from stockholders plus an annual 8% cumulative, non-compounded return on average invested capital;

(2) Subordinated Distribution Upon Listing—Payable only if Paladin REIT is listed on a national securities exchange and equal to 10% of the amount by which (1) the market value of our outstanding common stock plus distributions made prior to listing, exceeds (2) the sum of the total amount of capital raised from stockholders and the total amount that, if distributed to them as of the date of listing, would have provided stockholders with an annual 8% cumulative, non-compounded return on average invested capital through the date of listing; and

(3) Subordinated Distribution Upon Termination—Payable upon termination of Paladin Advisors as Paladin REIT’s advisor (other than for cause) only if Paladin REIT has not paid the Subordinated Distribution Upon Listing and equal to 10% of the amount by which (1) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions made through termination date, exceeds (2) the sum of the total amount of capital raised from stockholders and the amount that, if distributed to them as of the termination, would have provided stockholders an annual 8% cumulative, non-compounded return on average invested capital through the termination date.

We have not paid any distributions to Paladin Advisors pursuant to their subordinated participation interest.

Borrowing Policies

We may not borrow money from any of our directors or from Paladin Advisors and its affiliates unless such loan is approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. As of December 31, 2012, there were no loans outstanding to affiliates.

Policies Regarding Certain Relationships and Related Party Transactions

In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with Paladin Advisors, our directors or their respective affiliates. The types of transactions covered by these policies are described in detail in our prospectus dated January 24, 2012, as amended, under the heading “Conflicts of Interest—Certain Conflict Resolution Restrictions and Procedures.” Each of the restrictions and procedures that applies to transactions with Paladin Advisors and its affiliates will also apply to any transaction with any entity or real estate program controlled by Paladin Advisors and its affiliates. Under the restrictions, these transactions must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction.

We have also adopted a Code of Business Conduct & Ethics that applies to each of our officers and directors and each of the officers, managers, principals and real estate professionals of Paladin Realty and Paladin Advisors, whom we refer to as covered persons. The Code of Business Conduct & Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, Paladin Realty, Paladin Advisors and their affiliates. A copy of the Code of Business Conduct & Ethics is available on our website at www.paladinREIT.com. Any amendments or waivers of the Code of Business Conduct & Ethics will be posted on our website within the time period required by the SEC. A waiver of the “Conflicts of Interest—Standards of Business Conduct” provisions of the Code of Business Conduct & Ethics requires approval by a majority of the independent directors of our board of directors that are not otherwise interested in the transaction with respect to real property transactions, issuance of preferred stock and certain investment opportunities. A waiver of any other provision of the Code of Business Conduct & Ethics requires approval by a majority of the members of our Audit Committee.

Item 14.	Principal Accountant Fees and Services

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee has reviewed and discussed the fees paid to KPMG LLP during fiscal year 2012 for audit and non-audit services, which are set forth below and has determined that the provision of the non-audit services are compatible with the firm’s independence.

Paladin REIT and/or Paladin Advisors incurred the following fees relating to services provided by KPMG LLP.

Services	2012	2011

Audit Fees(1)	$302,000	$438,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$302,000	$438,000

_______________

(1)	Fees for audit services relating to our annual financial statements, quarterly reviews and financial statements included in our registration statements.

PRE-APPROVAL POLICIES

Pursuant to its charter, the Audit Committee must pre-approve all audit and permissible non-audit services to be performed by the independent auditors and will not approve any services that are not permitted by SEC rules.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits

3.1	Second Articles of Amendment and Restatement of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current report on Form 8-K on July 28, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-113863) and incorporated herein by reference).

3.3	Amendment No. 1 to Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on March 28, 2008 and incorporated herein by reference).

10.1	Second Amended and Restated Agreement of Limited Partnership of Paladin Realty Income Properties, L.P., dated February 6, 2008 (filed as Exhibit 10.2 to the Registrant’s Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-146867) and incorporated herein by reference).

10.2	Seventh Amended and Restated Advisory Agreement between Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P. and Paladin Realty Advisors, LLC dated July 28, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 26, 2012 and incorporated herein by reference).

10.3*	Paladin Realty Income Properties, Inc. 2005 Independent Director Incentive Stock Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q on May 13, 2005 and incorporated herein by reference).

21.1	List of Subsidiaries of Paladin Realty Income Properties, Inc.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Scheme Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALADIN REALTY INCOME PROPERTIES, INC.

Date: March 28, 2013	By:	/S/ JAMES R. WORMS
James R. Worms
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ JAMES R. WORMS	President, Chief Executive Officer and Chairman of the Board	March 28, 2013
James R. Worms	(Principal Executive Officer)

/S/ JOHN A. GERSON	Executive Vice President,	March 28, 2013
John A. Gerson	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

*	Director	March 28, 2013
Harold H. Greene

*	Director	March 28, 2013
Michael L. Meyer

*	Director	March 28, 2013
Christopher H. Volk

*By:	/S/ MICHAEL B. LENARD
Michael B. Lenard
Attorney-In-Fact

Index to Consolidated Financial Statements

Page Number
Index to Consolidated Financial Statements

Paladin Realty Income Properties, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	F-4
Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Paladin Realty Income Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Paladin Realty Income Properties, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paladin Realty Income Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

March 28, 2013

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
ASSETS
Real Estate:
Building and improvements	$173,902,628	$171,952,566
Land	43,586,077	43,586,077
Furniture, fixtures and equipment	7,421,005	6,472,825
In-place leases	-	486,000
Tenant improvements	1,220,958	1,179,500
	226,130,668	223,676,968
Less: Accumulated depreciation and amortization	(22,817,144)	(16,731,741)
Total real estate, net	203,313,524	206,945,227
Cash and cash equivalents	9,014,937	8,000,503
Restricted cash	1,790,244	2,140,039
Prepaid expenses and other assets, net	2,391,902	4,346,883
Due from affiliates	-	89,036
TOTAL ASSETS	$216,510,607	$221,521,688
LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable	$166,940,695	$168,924,800
Unaccepted subscriptions for common shares	-	277,911
Accrued expenses and other liabilities	3,563,165	4,064,017
Dividends payable	785,862	718,357
Total liabilities	171,289,722	173,985,085
Equity:
Company's Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	-	-
Common shares, $0.01 par value, 750,000,000 shares authorized; 7,720,859 shares and 7,124,027 shares issued, respectively	77,207	71,239
Additional paid-in-capital	67,553,219	62,373,430
Accumulated deficit and dividends	(34,404,803)	(28,281,929)
Total Stockholders' Equity	33,225,623	34,162,740
Noncontrolling interests	11,995,262	13,373,863
Total Equity	45,220,885	47,536,603
TOTAL LIABILITIES AND EQUITY	$216,510,607	$221,521,688

See accompanying notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Revenues
Rental income	$27,460,356	$21,769,599	$18,252,403
Other income	3,254,227	2,412,760	1,786,841
Interest income	8,670	15,603	9,695
Total Revenues	30,723,253	24,197,962	20,048,939
Expenses
Property operating expenses	11,436,543	9,370,216	8,093,028
Real property taxes	2,207,713	1,955,214	1,574,103
General and administrative expenses	2,018,145	2,056,231	1,587,251
Interest expense, including amortization of deferred loan costs	9,994,694	8,681,144	7,624,089
Depreciation and amortization expense	7,013,838	5,520,415	5,258,133
Acquisition costs	-	1,694,760	-
Total Expenses	32,670,993	29,277,980	24,136,604
Loss before equity in earnings and noncontrolling interests	(1,947,680)	(5,080,018)	(4,087,665)
Equity in earnings from real estate joint venture and gain on sale	-	169,947	83,519
Net loss	(1,947,680)	(4,910,071)	(4,004,146)
Noncontrolling interests	405,027	926,703	1,178,012
Net loss attributable to Company	$(1,542,653)	$(3,983,368)	$(2,826,134)
Net loss per common share
Basic	$(0.20)	$(0.66)	$(0.59)
Diluted	$(0.20)	(0.66)	(0.59)
Weighted average number of common shares outstanding
Basic	7,578,533	6,061,726	4,787,071
Diluted	7,578,533	6,061,726	4,787,071

See accompanying notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2012, 2011 and 2010

	Common Shares		Additional	Accumulated
	Common		Paid-in	Deficit and	Noncontrolling	Total
	shares	Amount	Capital	Dividends	Interests	Equity
BALANCE, December 31, 2009	4,488,725	$44,887	$39,370,776	$(14,834,259)	$9,333,208	$33,914,612
Issuance of common shares	567,911	5,679	5,657,751	-	-	5,663,430
Shares redeemed	(155,469)	(1,555)	(1,449,831)	-	-	(1,451,386)
Selling commissions and dealer manager fees	-	-	(524,728)	-	-	(524,728)
Offering costs	-	-	(217,000)	-	-	(217,000)
Contributions	-	-	-	-	831,453	831,453
Distributions	-	-	-	-	(215,766)	(215,766)
Dividends declared	-	-	-	(2,887,906)	-	(2,887,906)
Issuance of common shares to directors	16,000	160	(160)	-	-	-
Share-based compensation expense	-	-	123,179	-	-	123,179
Shares issued pursuant to Distribution Reinvestment
Plan	152,320	1,523	1,445,187	-	-	1,446,710
Net loss	-	-	-	(2,826,134)	(1,178,012)	(4,004,146)
BALANCE, December 31, 2010	5,069,487	$50,694	$44,405,174	$(20,548,299)	$8,770,883	$32,678,452
Issuance of common shares	2,060,648	20,606	20,351,979	-	-	20,372,585
Shares redeemed	(190,349)	(1,903)	(1,763,472)	-	-	(1,765,375)
Selling commissions and dealer manager fees	-	-	(1,721,567)	-	-	(1,721,567)
Offering costs	-	-	(664,148)	-	-	(664,148)
Contributions	-	-	-	-	6,073,504	6,073,504
Distributions	-	-	-	-	(543,821)	(543,821)
Dividends declared	-	-	-	(3,750,262)	-	(3,750,262)
Share-based compensation expense	-	-	16,821	-	-	16,821
Shares issued pursuant to Distribution Reinvestment
Plan	184,241	1,842	1,748,643	-	-	1,750,485
Net loss	-	-	-	(3,983,368)	(926,703)	(4,910,071)
BALANCE, December 31, 2011	7,124,027	$71,239	$62,373,430	$(28,281,929)	$13,373,863	$47,536,603
Issuance of common shares	600,638	6,006	5,968,288	-	-	5,974,294
Shares redeemed	(127,144)	(1,271)	(1,175,878)	-	-	(1,177,149)
Selling commissions and dealer manager fees	-	-	(571,486)	-	-	(571,486)
Offering costs	-	-	(211,721)	-	-	(211,721)
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	(973,574)	(973,574)
Dividends declared	-	-	-	(4,580,221)	-	(4,580,221)
Shares issued pursuant to
Distribution Reinvestment Plan	123,338	1,233	1,170,586	-	-	1,171,819
Net loss	-	-	-	(1,542,653)	(405,027)	(1,947,680)
BALANCE, December 31, 2012	7,720,859	$77,207	$67,553,219	$(34,404,803)	$11,995,262	$45,220,885

See accompanying notes to consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,947,680)	$(4,910,071)	$(4,004,146)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in earnings from joint venture	-	(169,947)	(83,519)
Distributions from real estate joint venture	-	169,947	83,519
Depreciation and amortization expense	7,013,838	5,520,415	5,258,133
Amortization of deferred loan costs	403,465	389,488	268,557
Amortization of deferred compensation	-	16,821	123,179
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(138,765)	(499,825)	74,956
Decrease (increase) in prepaid expenses and other assets	206,916	(549,467)	(54,323)
Decrease in due to affiliates	(353,907)	(543,333)	(1,722,151)
(Decrease) increase in accrued expenses and other liabilities	(54,502)	812,473	352,673
Net cash provided by operating activities	5,129,365	236,501	296,878
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of / expenditures for real estate and improvements	(3,750,895)	(64,408,667)	(1,758,557)
Decrease in restricted cash	210,649	30,491	851,165
Distributions from real estate joint venture in excess of equity in earnings	-	2,051,061	45,981
Contributions to real estate joint venture	-	-	(550,000)
Property insurance proceeds	1,455,450	-	-
Net cash used in investing activities	(2,084,796)	(62,327,115)	(1,411,411)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	13,000,000	48,050,811	434,786
Payments on mortgage payable	(14,984,105)	(260,466)	(666,303)
Deferred loan costs	(188,578)	(767,690)	(185,678)
Proceeds from issuance of common shares	5,974,294	20,372,585	5,663,430
Shares redeemed	(1,177,149)	(1,765,375)	(1,451,386)
Selling commissions and dealer manager fees	(571,486)	(1,721,567)	(524,728)
Offering costs	(211,721)	(664,148)	(217,000)
Decrease (increase) in due from affiliates	442,943	(19,961)	(116,757)
Distributions paid	(3,340,759)	(1,784,862)	(1,396,641)
Contributions from noncontrolling interest	-	6,073,504	831,453
Distributions to noncontrolling interest	(973,574)	(543,821)	(215,766)
Net cash (used in) provided by financing activities	(2,030,135)	66,969,010	2,155,410
Net increase in cash and cash equivalents	1,014,434	4,878,396	1,040,877
Cash and cash equivalents - beginning of year	8,000,503	3,122,107	2,081,230
Cash and cash equivalents - end of year	$9,014,937	$8,000,503	$3,122,107
Supplemental disclosure of non-cash investing and financing activities
Dividends payable	$785,862	$718,357	$503,593
Common shareholder distributions reinvested in accordance with Dividend Reinvested Plan	$1,171,819	$1,750,485	$1,446,710
Expenditures for real estate and improvements accrued but unpaid	$-	$446,350	$-
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,602,899	$8,088,873	$7,313,639

See accompanying notes to consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT” or the “Company”), was formed on October 31, 2003 to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. As of December 31, 2012, the Company owned interests in 13 joint ventures that own 14 income-producing properties.

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

December 31, 2012 and 2011

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

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Offering terminated on July 28, 2008, in connection with the commencement of Paladin REIT’s first follow-on offering (the “First Follow-On Offering”) on July 28, 2008. The First Follow-On Offering terminated on January 24, 2012 when the second follow-on offering commenced (the “Second Follow-On Offering” and collectively with the Initial Offering and the First Follow-On Offering, the “Offerings”). In preparation for a liquidity event on or before February 23, 2015, Paladin REIT’s board of directors determined that it was in the shareholders’ best interests to terminate the Second Follow-On Offering and evaluate options to maximize shareholder value, including engaging an advisor to evaluate strategic alternatives. The Second Follow-On Offering terminated on July 16, 2012. As of December 31, 2012, Paladin REIT had received proceeds of $86,622,988 for 8,339,047 shares in the Offerings. The board of directors hired Houlihan Lokey Capital Inc. in September 2012 as a financial advisor to evaluate the Company’s strategic alternatives, including, among other things, a liquidation of its assets prior to February 23, 2015 or a sale, merger or other combination with another company or REIT.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of December 31, 2012 and 2011, Paladin Advisors held a 0.2% limited partnership interest and Paladin REIT held a 99.8% general partnership interest in Paladin OP.

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

If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. U.S. generally accepted accounting principles (“GAAP”) require a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity it must have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Derivative Instruments

The Company has entered into a derivative financial instrument to manage interest rate risk and may do so in the future to facilitate asset/liability strategies. The Company has elected to not treat the derivative financial instruments as a hedge because this investment does not meet the strict hedge accounting requirements of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. ASC 815 requires that all derivative investments be carried at fair value. Changes in fair value are recorded in earnings for each period. No derivatives were held at year end.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

The accompanying consolidated financial statements are prepared in accordance with GAAP. Revenues are recognized as earned, and expenses are recognized as incurred.

Risks and Uncertainties

The Company is operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by the lack of liquidity in financial markets and the reduction in the willingness of financial institutions to make new loans and refinance or extend existing loans on similar terms and conditions.

Noncontrolling Interests

Background

Noncontrolling interests are presented and disclosed as a separate component of equity (not as a liability or other item outside of permanent equity). Consolidated net income includes the noncontrolling interests’ share of income. The calculation of earnings per share continues to be based on income amounts attributable to the Company. All changes in the Company’s ownership interest in a subsidiary are accounted for as equity transactions if the Company retains its controlling financial interest in the subsidiary.

Presentation

As of December 31, 2012 and 2011, the Company’s noncontrolling interests represent noncontrolling ownership interests in joint ventures controlled by the Company through ownership or contractual arrangements. Balances attributable to these noncontrolling interests, including amounts previously included in prepaid expenses and other assets, were reclassified to become a separate component of equity as of all dates presented. Also, consolidated net income was reclassified to include the amounts attributable to the noncontrolling interests. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity.

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

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

Real Estate and Depreciation

Land is carried at cost. Building and improvements, furniture, fixtures, and equipment, in-place leases, and tenant improvements are stated at cost, less accumulated depreciation and amortization. The Company allocates the purchase price of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment or office building property acquisition is the value of the existing lease agreements. When allocating the purchase price to an acquired property, the Company allocates the purchase price to the estimated value of the land, building, and fixtures assuming the property is vacant and to the estimated intangible value of the existing lease agreements. In some circumstances, the Company engages real estate appraisal firms to provide market information and evaluations that are relevant to its purchase price allocations; however, the Company is ultimately responsible for the purchase price allocation. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. The Company expenses acquisition costs for investment property acquisitions to record the acquisition at its fair value. The Company depreciates the buildings and fixtures based on the expected useful life of the asset, which ranges from 27 to 45 years for the buildings and improvements and from 5 to 7 years for furniture, fixtures and equipment, using the straight line basis. The intangible value of the lease agreements is amortized over the average remaining life of the existing leases, which ranges from 3 to 24 months, using the straight line basis. This amortization is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Improvements and betterments are capitalized when they extend the useful life of the asset. Expenditures for repairs and maintenance and acquisition costs are expensed as incurred.

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review the Company’s investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. If the sum of the expected future cash flows (undiscounted and without interest) is less than the Company’s carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value. There were no impairment charges taken for the years ended December 31, 2012, 2011 and 2010.

Acquisition of Real Estate

The fair value of real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. The Company aggregates all identified intangible assets and liabilities and presents them net as a separate line item on the consolidated balance sheets.  The weighted-average amortization period for all identified intangible assets and liabilities are 1 year or less. Acquisition costs are expensed as incurred in the accompanying consolidated statement of operations. Noncontrolling interests acquired are also recorded at estimated fair market value.

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

December 31, 2012 and 2011

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

The following is a schedule by years of minimum future rentals on noncancelable commercial operating leases as of December 31, 2012.

Year ended December 31:
2013	$1,910,023
2014	1,053,424
2015	341,877
2016	238,102
2017	127,592
Total	$3,671,018

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

Restricted Cash

At December 31, 2012 and 2011, restricted cash included $1,790,244 and $1,862,128, respectively, held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders. Additionally, at December 31, 2011, restricted cash included $277,911 for subscription proceeds that are held in escrow until investors are admitted as stockholders. Upon acceptance of stockholders, shares of stock are issued, and Paladin REIT receives the subscription proceeds.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the years ended December 31, 2012, 2011 and 2010 in the accompanying consolidated financial statements.

The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years since January 1, 2008 and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2012, 2011 and 2010.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3.0% limitation of the gross proceeds from the Offerings pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in Note 6.

Expense Reimbursement

Pursuant to the terms of the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must pay the Company quarterly any amounts by which the Company’s operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”), unless a majority of the Company’s independent directors approves reimbursement of any excess. The Company will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. The Company’s average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended December 31, 2012, the average book value of the Company’s invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $226,000,000. The Company’s net income, as defined in the Advisory Agreement, for any period, for purposes of the 2%/25% Rule, is equal to total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under GAAP including the asset management fee, but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, the Company recognizes an expense for operating expenses paid on its behalf by Paladin Advisors that do not cause an excess to the 2%/25% Rule. Additionally, Paladin Advisors must pay any expenses in excess of the 2%/25% Rule to the Company within 60 days after the end of each fiscal quarter for the 12 months then ended, unless a majority of the Company’s independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by the Company at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, the Company will send its stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable, may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of December 31, 2012, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended December 31, 2012, the Company’s general and administrative expenses, including expenses incurred on our behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended December 31, 2012, $204,365 was paid by Paladin Advisors on behalf of the Company.

For the year ended December 31, 2012, the Company recognized $2,018,145 of general and administrative expenses, including $204,365 paid on the Company’s behalf by Paladin Advisors in general and administrative expenses. In accordance with the Advisory Agreement, the Company recognizes on a quarterly basis amounts not exceeding the 2%/25% Rule.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

Per Share Data

The Company presents both basic and diluted loss per share (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised, where such exercise would result in a lower EPS amount. Excluded from the dilutive EPS calculation is the directors’ unvested shares of restricted stock totaling 8,000, for the year ended December 31, 2010, because their effect would be anti-dilutive. There were no unvested shares of restricted stock as of December 31, 2012 and 2011.

Unaccepted Subscriptions for Common Stock

Unaccepted subscriptions for shares of our common stock include proceeds related to subscriptions that were held in escrow but had not been accepted by the Company as of December 31, 2011.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, restricted cash, investments in real estate joint ventures, other assets, distributions payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of December 31, 2012, the mortgage loans payable had an estimated fair value of approximately $183.1 million compared to the carrying value of $166.9 million. As of December 31, 2011, the mortgage loans payable had an estimated fair value of approximately $183.3 million compared to the carrying value of $168.9 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of December 31, 2012 and 2011.

Share-based Compensation

Under the terms of the Independent Director Incentive Stock Plan, the Company granted 3,000 shares at fair value of $10 per share of restricted common stock to each of the four independent directors on June 30, 2006. One-third of the restricted common stock vested on each of the first three anniversaries of December 2, 2005, the date the Company reached its minimum offering. On June 18, 2010, the Company granted 4,000 shares of restricted common stock at fair value of $10 per share to each of its independent directors upon their reelection to the board of directors pursuant to the 2005 Independent Director Incentive Stock Plan. Two thousand of the shares granted to each independent director then serving vested immediately, and 2,000 of the shares vested on the first anniversary of the date of grant to those independent directors who continued to provide services to the Company on such vesting date. There are 60,000 shares in total authorized under the Independent Director Incentive Stock Plan, which expires on February 28, 2015.

The Company records compensation expense for the restricted common stock. Compensation expense for common stock unvested at March 21, 2006 was based on the grant date fair value of the common stock and was recognized using the straight-line attribution method, assuming no forfeitures. For the years ended December 31, 2012 and 2011, the Company recorded $0 and $16,821, respectively, of related compensation expense which amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. There were no unamortized compensation costs on non-vested shares as of December 31, 2012 and 2011.

As of December 31, 2012, no shares of restricted stock were unvested.

Reportable Segments

Management has determined that the Company has one reportable segment, which owns interests in real estate investments.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of or disposal of such substances. As of December 31, 2012, the Company is not aware of any environmental matter that could have a material impact on the consolidated financial statements.

Reclassifications

Common shares redeemed by the Company are reflected as a reduction in additional paid-in capital.

Recent Accounting Pronouncements

There were no recent accounting pronouncements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

3. Investments

Investments in Real Estate

				Number of
	Paladin OP			Units/Rentable
	Ownership %	Property	Year Built	Square Feet

Multifamily Communities

Springhurst Housing Partners, LLC	70.0%	Champion Farms Apartments	2000	264 Units

Glenwood Housing Partners I, LLC	83.0%	Fieldstone Apartments	2001	266 Units

KC Pinehurst Associates, LLC	97.5%	Pinehurst Apartment Homes	1986 and 1988; renovated in 2006	146 Units

KC Pheasant Associates, LLC	97.5%	Pheasant Run Apartments	1985; renovated in 2003 and 2004	160 Units

KC Retreat Associates, LLC	97.5%	The Retreat Apartments	1984; renovated in 2004 and 2005	342 Units

Park Hill Partners I, LLC	49.0%	Hilltop Apartments	1986	124 Units

FPA/PRIP Conifer, LLC	42.5%	Conifer Crossing	1981	420 Units

Evergreen at Lofton Place, LLC	60.0%	Lofton Place Apartments	1988	280 Units

Morgan Beechwood, LLC	82.3%	Beechwood Garden Apartments	1967; renovated in 2003 and 2004	160 Units

DT Stone Ridge, LLC	68.5%	Stone Ridge Apartments	1975; renovated in 2008	191 Units

Coursey Place Sole Member, LLC	51.7%	Coursey Place Apartments	2003	352 Units

FP-1, LLC	90.0%	Pines of York Apartments	1976	248 Units

Office

FPA/PRIP Governor Park, LLC	47.7%	Two and Five Governor Park	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

In connection with Paladin OP’s acquisition of its interest in Springhurst Housing Partners, LLC (“Springhurst”), Buckingham Springhurst, LLC was granted the right to require Paladin OP to purchase up to an additional 20% ownership interest in Springhurst from Buckingham Springhurst, LLC upon the occurrence of certain events and the achievement of certain financial benchmarks at Champion Farms Apartments at a cost of $67,500 per 1% of ownership interest. As of December 31, 2012, Paladin OP has not been required to purchase additional interests in Springhurst by Buckingham Springhurst, LLC.

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

Also in connection with Paladin OP’s initial acquisition of its interest in Glenwood, a wholly owned subsidiary of Paladin OP, PRIP 10637, LLC, entered into a Phase II Option Agreement (“Option Agreement”) with Glenwood Housing Partners II, LLC, an Indiana limited liability company (“Glenwood II”). Glenwood II owns a parcel of land adjacent to Fieldstone Apartments upon which it may construct 88 apartment units with an aggregate of 97,640 square feet of rentable space to be leased, managed and operated as Phase II of the Fieldstone Apartments. The Option Agreement grants PRIP 10637, LLC an ongoing option to purchase at least a 70% but not more than 90% beneficial ownership interest in Glenwood II or any affiliated entity that owns the parcel and developments thereon. PRIP 10637, LLC may exercise the option at any time after the completion of development and stabilization of the project. If exercised, the purchase price for the option interest will be determined by a formula that utilizes market-rate variables as of that future date. As of December 31, 2012, the option has not been exercised.

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

December 31, 2012 and 2011

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

The operating agreement for Evergreen at Lofton Place, LLC (“Evergreen”) provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 10.0% per year on its invested equity. Next, each of its co-venture partners will receive a 10.0% pro rata return per year on its invested equity. Third, cash flow distributions will be split pro rata between the members until each of the members has received a 12.0% return annually. Thereafter, distributions will be split 50.0% to the Company and 50.0% to its co-venture partners collectively, except upon the occurrence of certain events. Upon a capital event, distributions of residual proceeds will be split pro rata up to a 15.0% IRR to each of the members. Next, the distributions will be split 50.0% to the Company and 50.0% to its co-venture partners collectively until each member has received an IRR of 18.0% , except upon the occurrence of certain events. Thereafter, distributions will be split 40.0% to the Company and 60.0% to its co-venture partners except upon the occurrence of certain events. The operating agreement also provides the Company with majority voting rights with respect to all major decisions.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

The operating agreement for Morgan Beechwood, LLC (“Morgan Beechwood”) provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 10.0% per year on its invested equity. Next, its co-venture partner will receive a 10.0% pro rata return per year on its invested equity. Third, cash flow distributions will be split pro rata in accordance with the ownership interest. Upon a capital event, distributions will first be split pro rata in accordance with each member’s ownership interest until each member has received its initial investment back. Next, distributions will be split pro rata between the members until each of the members has received a 12.0% return annually. Thereafter, distributions will be split 50.0% to the Company and 50.0% to its co-venture partner.

The operating agreement for DT Stone Ridge, LLC provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 12.0% per year on its invested equity. Next, its co-venture partner will receive a 5.0% pro rata return per year on its invested capital. Third, the Company will receive an incremental return of 3% per year until it receives a 15% total annual return on its invested capital, inclusive of the priority preferred return. Finally, cash flow distributions will be split 50% to the Company and 50% to its co-venture partner. Upon a capital event, residual proceeds will first be distributed to the Company as a return of equity. Next, proceeds will be distributed to the Company until it achieves an IRR of 15%. Third, proceeds will be distributed to the Company to satisfy its yield maintenance amount, which is a fixed dollar sum equal to the total amount the Company would have received if its investment remained outstanding for five years. Finally, after the yield maintenance amount is reduced to zero, 100% of all remaining proceeds will be distributed to the co-venture partner.

The operating agreement for Coursey Place Sole Member, LLC provides for two classes of equity referred to as Class A equity and Class B equity. The Company’s investment will be treated as Class A preferred equity, and the Company will receive a priority preferred return of 10.0% per year on its invested equity. Next, its co-venture partner will receive a 10.0% pro rata return per year on its invested capital, which is comprised of Class A and Class B equity. Remaining distributions from annual operating cash flow will be split in proportion to each member’s capital contributions. Upon a capital event, distributions will first be made, pro rata, as a return of the Class A equity. Next, proceeds will be distributed until each member achieves an IRR of 15% on the Class A equity. Third, proceeds will be distributed to the Class A equity to satisfy the yield maintenance amount, which is a fixed dollar sum approximately equal to the total amount the Class A equity holders would have received if these investments remained outstanding for four years. Finally, distributions will be made to the Class B Equity until it has achieved an IRR of 15%. Finally, 100% of the remaining proceeds will be distributed 30% to the Company and 70% to its co-venture partner.

The operating agreement for FP-1, LLC provides that the Company’s investment will be treated as preferred equity, and the Company will receive a priority preferred return of 10.0% per year on its invested equity. Next, its co-venture partner will receive a 10.0% pro rata return per year on its invested equity. Remaining distributions from annual operating cash flow will be split in proportion to each member’s equity interest. Upon a capital event, distributions will first be made pro rata to each member as a return of invested capital. Next, proceeds will be distributed until the co-venture partner achieves an IRR equal to the Company’s IRR. Third, the proceeds will be distributed pro rata until each member achieves an IRR of 12%. Fourth, proceeds will be distributed 80% to the Company and 20% to the co-venture partner until the Company has achieved an IRR of 15%. Finally, any remaining proceeds will be split equally between the members.

The Company consolidates Evergreen at Lofton, Morgan Beechwood, FPA/PRIP Governor Park, FPA/PRIP Conifer, Park Hill Partners, KC Retreat, KC Pinehurst, KC Pheasant, Springhurst, Glenwood, DT Stone Ridge, Coursey Place Sole Member and FP-1.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

The following table summarizes certain information related to the Company’s land and buildings and improvements as of December 31, 2012:

			Initial Cost		Cost Capitalized Subsequent to Acquisition and Disposals			Total costs
Property	Encumbrances		Land Acquired	Building & Improvements	Land Additions	Building & Improvements	Disposals	Land Acquired	Building & Improvements	Accumulated Depreciation	Year Built	Year Acquired

Champion Farms Apartments	$16,350,000		2,335,545	$17,856,281	$—	$94,011	$—	$2,335,545	$17,950,292	$(2,630,282)	2000	2006

Fieldstone Apartments	16,237,883		1,446,033	18,548,780	78,750	3,199,202	(1,520,284)	1,524,783	20,227,698	(2,454,125)	2001	2006

PineHurst Apartment Homes	4,397,847		1,230,000	5,865,966	—	—	—	1,230,000	5,865,966	(970,061)	1986	2007

Pheasant Run Apartments	6,250,000		1,120,000	7,393,945	—	161,344	—	1,120,000	7,555,289	(1,244,001)	1985	2007

Retreat Apartments	13,600,000		1,860,000	13,913,549	—	338,312	—	1,860,000	14,251,861	(2,688,579)	1984	2008

Hilltop Apartments	4,250,000		430,000	4,475,196	—	59,734	—	430,000	4,534,930	(629,418)	1986	2008

Conifer Apartments	28,286,958		13,721,349	17,154,149	—	6,311,758	—	13,721,349	23,465,907	(2,733,354)	1981	2008

Two and Five Governor Park (1)	12,906,645		5,099,027	8,107,703	—	871,854	—	5,099,027	8,963,797	(1,015,737)	1985 & 1989	2008

Lofton Place Apartments	11,829,555		3,600,000	11,464,057	—	332,964	—	3,600,000	11,797,021	(1,805,309)	1988	2009

Beechwood Gardens Apartments	8,560,807		2,089,396	8,160,604	—	—	—	2,089,396	8,160,604	(915,820)	1967	2009

Stone Ridge Apartments	3,500,000	*	1,760,048	3,294,519	—	318,345	—	1,760,048	3,612,864	(222,366)	1975	2011

Coursey Place Apartments	28,500,000		3,876,495	33,250,599	—	144,969	—	3,876,495	33,395,568	(1,394,018)	2003	2011

Pines of York Apartments	15,771,000		4,939,434	14,016,511	—	88,560	—	4,939,434	14,105,071	(660,142)	1976	2011

Total	$170,440,695	*	$43,507,327	$163,501,859	$78,750	$11,921,053	$(1,520,284)	$43,586,077	$173,902,628	$(19,363,212)

* Includes a $3,500,000 loan made by the Company to Stone Ridge Apartments.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

The aggregate cost of the Company’s land and buildings and improvements for federal income tax purposes is approximately $218.9 million (unaudited) as of December 31, 2012 and $215.4 million (unaudited) as of December 31, 2011.

Note (1) This investment consists of 2 office buildings.

The following table reconciles the historical cost of the Company’s land and buildings and improvements from January 1 to December 31, 2012 and 2011:

	2012	2011

Balance, beginning of year	$215,538,643	$154,858,795

Acquisitions	-	61,137,606

Building additions and improvements	1,950,062	1,062,526

Disposals	-	(1,520,284)

Balance, end of year	$217,488,705	$215,538,643

The following table reconciles accumulated depreciation related to the Company’s buildings and improvements from January 1 to December 31, 2012 and 2011:

	2012	2011

Balance, beginning of year	$13,708,906	$9,665,431

Depreciation expense	5,654,306	4,043,475

Balance, end of year	$19,363,212	$13,708,906

Depreciation of buildings and improvements reflected in the statements of operations is calculated over the estimated lives of the buildings and improvements of 27 to 45 years.

The following reconciles in-place leases, net from January 1 to December 31, 2012 and 2011:

	2012	2011

Balance, beginning of year	$315,916	$-

In-place lease additions	-	486,000

Amortization expense	(315,916)	(170,084)

Balance, end of year	$-	$315,916

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

4. Mortgage Loans Payable

Mortgage Loans Payable

Mortgage loans payable consist of the following:

	December 31, 2012	December 31, 2011

Mortgage loan payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by Champion Farms Apartments property (1)	$16,350,000	$16,350,000

Mortgage loan payable—interest only at 6.05% payable monthly until July 1, 2011, after which principal and interest are due until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,237,883	16,426,250

Mortgage loan payable—principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,397,847	4,482,545

Mortgage loan payable—interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000

Mortgage loan payable—interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,600,000	13,600,000

Mortgage loan payable—interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,250,000	4,250,000

Mortgage loan payable—interest only at 5.96% payable monthly until September 1, 2011, after which principal and interest are due until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,286,958	28,617,670

Mortgage loan payable—as of December 31, 2012, principal and interest at 4.78% payable monthly until the loan matures June 1, 2022, secured by the Two and Five Governor Park properties; as of December 31, 2011, interest only at 7.00% payable monthly until the loan matures on December 19, 2012, secured by the Two and Five Governor Park properties. The loan was refinanced on June 1, 2012 (7)	12,906,645	10,539,988

Mortgage loan payable-interest only at 5.66% payable monthly until November 1, 2011, after which principal and interest are due until the loan matures on October 1, 2019, secured by the Lofton Place Apartments property (8)	11,829,555	11,976,347

Mortgage loan payable—interest only at 5.49% payable monthly until February 1, 2012, after which principal and interest are due until the loan matures on January 1, 2020, secured by the Beechwood Gardens Apartments property (9)	8,560,807	8,661,000

Mortgage payable—as of December 31, 2011, interest only at 6.5% payable monthly until the loan was paid off on April 5, 2012, secured by the Stone Ridge Apartments property; on April 5, 2012, the Company made a loan to DT Stone Ridge, LLC to pay off the mortgage loan associated with Stone Ridge Apartments that matured on April 9, 2012 (10)	-	3,500,000

Mortgage loan payable—interest only at a fixed rate of 5.07% payable monthly until the loan matures on August 1, 2021, secured by Coursey Place Apartments property (11)	28,500,000	28,500,000

Mortgage loan payable— interest only at 4.46% payable monthly until January 1, 2014, after which principal and interest are due until the loan matures on December 1, 2021, secured by Pines of York Apartments property (12)	15,771,000	15,771,000

Total mortgage loans payable	$166,940,695	$168,924,800

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition, the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
(3)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018 with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable.
(4)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until December 1, 2018 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

(6)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until September 1, 2016 with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.
(7)	On June 1, 2012, the previous loan that was due to expire on December 19, 2012 was replaced with a new 10 year loan of $13,000,000 and the new loan will mature on June 1, 2022. In connection with the loan refinancing, the Company paid loan fees and other costs of $188,578. The loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.
(8)	Assuming no event of default, the loan will mature on October 1, 2019. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond our control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the Note is assigned to a REMIC trust on or after October 1, 2010. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the Note to a REMIC trust by October 1, 2010; however, if the Note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Charles M. Thompson, but only upon the occurrence of certain limited events.
(9)	Assuming no event of default, the loan will mature on January 1, 2020. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond the Company’s control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the note is assigned to a REMIC trust on or after January 1, 2011. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the note to a REMIC trust by January 1, 2011; however, if the note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed, jointly and severally, by Herbert Morgan, Robert C. Morgan and Robert J. Moser, but only upon the occurrence of certain limited events.
(10)	On April 5, 2012, the Company made a loan to DT Stone Ridge, LLC to pay off the mortgage loan associated with Stone Ridge Apartments that matured on April 9, 2012.
(11)	The loan will mature on August 1, 2021. Except if the loan is assigned to a Real Estate Mortgage Investment Conduit (REMIC), the loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. In addition, the loan is guaranteed by Charles M. Thompson, an affiliate of ERES Coursey not otherwise affiliated with the Company, but only upon the occurrence of certain limited events.
(12)	The loan is interest only for first two years and then commences amortization of principal and interest on 30-year schedule thereafter and will mature on December 1, 2021. Except if the loan is assigned to a Real Estate Mortgage Investment Conduit (REMIC), the loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. The loan is secured by a mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, effective as of November 15, 2011. In addition, the loan is separately guaranteed by David C. Falk and Wendy C. Drucker, but only upon the occurrence of certain limited events. David C. Falk and Wendy C. Drucker are principals of Drucker & Falk. The Multifamily Note and Security Instrument were assigned to Freddie Mac pursuant to an Assignment of Security Instrument, dated November 15, 2011.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

The loan agreements contain various covenants, which among other things, limit the ability of the borrower to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interest in the property among others. The loan agreements also contain certain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable. As of December 31, 2012, the Company is in compliance with its debt covenants.

Principal payments due on the mortgage loans payable as of December 31, 2012 are as follows:

2013	$1,555,487

2014	17,963,806

2015	33,276,112

2016	17,923,615

2017	11,873,069

Thereafter	84,348,606

Total	$166,940,695

Paladin REIT’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be Paladin REIT’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of Paladin REIT’s assets before non-cash reserves and depreciation. As of December 31, 2012, Paladin REIT’s borrowings did not exceed 300% of the value of its net assets.

5. Equity

Preferred Shares

Paladin REIT’s board of directors, through Paladin REIT’s charter, has the authority to authorize the issuance of 100,000,000 preferred shares in one or more classes or series. The rights and terms of such preferred shares will be determined by the board of directors. However, the voting rights of the preferred shares sold in a private offering shall not exceed voting rights which bear the same relationship to the voting rights of common stock as the consideration paid for each such preferred share bears to the book value of each outstanding share of common stock. As of December 31, 2012 and 2011, Paladin REIT had not issued any preferred shares.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

Redemptions

In the normal course of business, Paladin REIT redeems its shares from existing shareholders, which is reflected as a reduction in common shares and additional paid in capital. As of June 6, 2009, Paladin REIT’s Share Redemption Program was amended to limit the number of shares redeemed pursuant to the Share Redemption Program during any calendar year, to no more than 5% of the weighted-average number of shares outstanding during the prior calendar year. As of August 28, 2008, Paladin REIT’s Share Redemption Program was amended to waive the one-year holding period in the event of the death or qualifying disability of a stockholder and to disclose that certain fees charged by Paladin RE1T’s registrar and transfer agent, Phoenix American Financial Services, Inc., for share redemptions are now charged to investors seeking to redeem shares of common stock pursuant to the program. As of August 3, 2011, Paladin REIT’s Share Redemption Program was amended to allow the Company to redeem all shares of its common stock held by any stockholder who ceases to hold at least 50 shares of the Company’s common stock and who has requested that such stockholder’s shares be redeemed pursuant to the share redemption program and is participating in the program. Such automatic redemptions will be at the redemption price in effect on the date that the Company determines that the stockholder no longer holds the minimum balance. Minimum account redemptions will be transacted solely at the discretion of the Company using funds set aside by the Company’s board of directors for that purpose, which will be in addition to the proceeds from the distribution reinvestment plan that otherwise fund redemptions under the program. The Share Redemption Program was terminated on July 16, 2012.

6. Related Party Transactions

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offerings as well as reimbursement for organization and offering costs, and certain other costs, incurred by Paladin Advisors on behalf of the Company.

Amounts due (to) from Affiliates

	December 31, 2012	December 31, 2011

General and administrative expenses due to affiliates (1)	$-	$(353,906)

Organization and offering costs due from affiliates (2)	-	442,942

Total due (to) from affiliates	$-	$(89,036)

Unrecognized organization and offering costs (3)	$8,354,241	$8,299,974

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

(1)	Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the year ended December 31, 2012, the Company incurred $2,018,145 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $2,018,145 of general and administrative expenses in its consolidated statement of operations. Of this amount $204,365 was incurred by Paladin Advisors in the current year. Pursuant to the Advisory Agreement, the Company paid $489,180 in asset management fees due to Paladin Advisors for its 14 properties owned during year ended December 31, 2012. For each of these properties, from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. During the year ended December 31, 2012 the Company reimbursed Paladin Advisors $204,365 of current general and administrative expenses and an additional $353,906 of prior year general and administrative expenses. As of December 31, 2012, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors and its affiliates for any marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of KBR Capital Markets and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. Organization and offering costs due from affiliates of $398,869 represents such costs remaining in excess of the 3% limitation and were paid on March 23, 2012, which was 60 days after the end of the First Follow-On Offering. For the year ended December 31, 2012, the Company paid $267,180 of offering costs. Due to the application of the 3.0% limitation, the Company recognized $211,721, which was charged to stockholders’ equity with the additional amount of $55,459 recorded as due from affiliates. For the year ended December 31, 2011, the Company paid $684,109 of offering costs. Due to the application of the 3.0% limitation, the Company recognized $664,148, which was charged to stockholders’ equity with the additional amount of $19,961 recorded as due from affiliates.

(3)	Not reflected in the consolidated financial statements at December 31, 2012 and 2011 as these amounts have exceeded the 3.0% limitation as described above in Note 2 and only become payable to Paladin Advisors or its affiliates in future periods as the Company receives additional proceeds from offerings which do not exceed such 3% limitation.

7. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2012 and 2011:

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Revenues	$7,394,346	$7,530,585	$8,129,105	$7,669,217

Equity in earnings (loss) from real estate joint venture	$-	$-	$-	$-

Net loss attributable to Company	$(471,339)	$(513,599)	$(64,041)	$(493,674)

Loss per common share:

Basic	$(0.06)	$(0.07)	$(0.01)	$(0.06)

Diluted	$(0.06)	$(0.07)	$(0.01)	$(0.06)

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Revenues	$5,214,191	$5,536,080	$6,306,935	$7,140,756

Equity in earnings from real estate joint venture	$28,151	$146,636	$(1,683)	$(3,157)

Net loss attributable to Company	$(705,855)	$(357,939)	$(1,261,379)	$(1,658,195)

Loss per common share:

Basic	$(0.14)	$(0.06)	$(0.20)	$(0.26)

Diluted	$(0.14)	$(0.06)	$(0.20)	$(0.26)

8. Subsequent Events

On February 1, 2013, Paladin REIT signed a purchase and sale agreement with respect to the sale of Lofton Place Apartments for a purchase price of $26 million with an unaffiliated third party. The closing of the sale is subject to various closing conditions.

In February 2013, Paladin REIT entered into an Option Agreement with an unaffiliated third party for the ability to purchase Beechwood Gardens Apartments for a period of six months from the date of the Option Agreement. The sale of Beechwood Gardens is subject to various closing conditions, including entering into a purchase and sale agreement with the potential buyer.

On March 6, 2013, a fire damaged 12 units at Stone Ridge Apartments, or approximately 6% of the available rentable space. The Company has an insurance policy on the property that would limit its potential loss to the $10,000 deductible under such insurance policy but no coverage decisions have yet been made as the investigation regarding the fire is ongoing.

Paladin REIT has also determined to extend its $3,500,000 loan to DT Stone Ridge, the joint venture that owns the Stone Ridge Apartments, which loan was to mature on April 1, 2013, until July 31, 2013.

