Form 10-Q
period 2013-06-30
PALADIN REALTY INCOME PROPERTIES INC
filed 2013-08-13
CIK 1272430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, there were 7,720,859 outstanding shares of common stock of Paladin Realty Income Properties, Inc.

PALADIN REALTY INCOME PROPERTIES, INC.

INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	4

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012 (unaudited)	5

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statement of Equity for the six months ended June 30, 2013 (unaudited)	6

	Paladin Realty Income Properties, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The information furnished in the condensed consolidated balance sheets and related condensed consolidated statements of operations, equity, and cash flows included in this Quarterly Report on Form 10-Q reflects all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The condensed consolidated financial statements herein should be read in conjunction with the notes to the condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and with the Annual Report on Form 10-K of Paladin Realty Income Properties, Inc. and subsidiaries for the year ended December 31, 2012. Results of operations reported in this Quarterly Report on Form 10-Q for the six months ended June 30, 2013, are not necessarily indicative of the operating results expected for the full year.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Real Estate:
Building and improvements	$162,630,155	$173,902,628
Land	39,986,077	43,586,077
Furniture, fixtures and equipment	5,337,125	7,421,005
Tenant improvements	1,242,481	1,220,958

Total real estate, gross	209,195,838	226,130,668
Less: Accumulated depreciation and amortization	(22,907,049)	(22,817,144)

Total real estate, net	186,288,789	203,313,524
Cash and cash equivalents	12,547,743	9,014,937
Restricted cash	1,897,518	1,790,244
Prepaid expenses and other assets, net	2,265,300	2,391,902

TOTAL ASSETS	$202,999,350	$216,510,607

LIABILITIES AND EQUITY

Mortgages payable	$154,547,451	$166,940,695
Accrued expenses and other liabilities	3,850,378	3,563,165
Due to affiliates	14,561	—
Distributions payable	774,245	785,862

Total Liabilities	159,186,635	171,289,722

Equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 750,000,000 shares authorized; 7,720,859 shares and 7,720,859 shares issued and outstanding, respectively	77,207	77,207
Additional paid-in-capital	67,553,217	67,553,217
Accumulated deficit and distributions	(34,062,711)	(34,404,801)

Total Company Equity	33,567,713	33,225,623

Noncontrolling interests	10,245,002	11,995,262

Total Equity	43,812,715	45,220,885

TOTAL LIABILITIES AND EQUITY	$202,999,350	$216,510,607

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Rental income	$6,371,065	$6,082,788	$12,705,613	$12,090,105
Other income	720,509	668,666	1,600,989	1,278,325
Interest income	800	2,240	2,002	5,006
Total Revenues	7,092,374	6,753,694	14,308,604	13,373,436

Expenses
Property operating	2,738,116	2,537,541	5,354,393	5,061,879
Real property taxes	507,956	506,215	1,015,153	1,010,859
General and administrative	558,172	453,634	991,861	882,255
Interest expense, including amortization of deferred loan costs	2,210,754	2,442,668	4,394,271	4,794,315
Depreciation and amortization	1,473,073	1,579,985	2,972,405	3,175,895
Property damage	—	—	368,111	—

Total Expenses	7,488,071	7,520,043	15,096,194	14,925,203

Loss from continuing operations	(395,697)	(766,349)	(787,590)	(1,551,767)

Income (loss) from discontinued operations	(78,042)	170,909	134,671	362,059
Gain from sale of real estate	10,158,857	—	10,158,857	—
Loan defeasance and related costs	(3,297,101)	—	(3,297,101)	—

Income from discontinued operations	6,783,714	170,909	6,996,427	362,059

Net Income (Loss)	6,388,017	(595,440)	6,208,837	(1,189,708)
Noncontrolling interests	(3,537,413)	81,841	(3,569,525)	204,770

Net Income (Loss) Attributable to Company	$2,850,604	$(513,599)	$2,639,312	$(984,938)

Net Income (Loss) per common share – Basic & Diluted
Loss from continuing operations	$(0.05)	$(0.07)	$(0.09)	$(0.15)
Income from discontinued operations	0.42	—	0.43	0.02
Net income (loss) attributable to Company	$0.37	$(0.07)	$(0.34)	$(0.13)

Weighted average common shares outstanding - Basic & Diluted	7,720,859	7,579,045	7,720,859	7,436,466

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the six months ended June 30, 2013

(Unaudited)

	Common Shares		Additional	Accumulated
	Common shares	Amount	Paid-in Capital	Deficit and Dividends	Noncontrolling Interests	Total Equity
BALANCE, December 31, 2012	7,720,859	$77,207	$67,553,217	$(34,404,801)	$11,995,262	$45,220,885
Contributions	—	—	—	—	94,984	94,984
Distributions to noncontrolling interests	—	—	—	—	(5,414,769)	(5,414,769)
Distributions declared ($0.60)	—	—	—	(2,297,222)	—	(2,297,222)
Net income	—	—	—	2,639,312	3,569,525	6,208,837

BALANCE, June 30, 2013	7,720,859	$77,207	$67,553,217	$(34,062,711)	$10,245,002	$43,812,715

See notes to condensed consolidated financial statements.

PALADIN REALTY INCOME PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,208,837	$(1,189,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	2,972,405	3,271,470
Amortization of deferred loan costs	224,915	294,207
Gain on sale of real estate	(6,861,756)	—
Changes in operating assets and liabilities:
Increase in restricted cash	(107,274)	(396,248)
(Decrease) increase in prepaid expenses and other assets	(85,702)	4,645
Increase (decrease) in due from affiliates	14,561	(359,289)
Increase in accrued expenses and other liabilities	287,213	244,847

Net cash provided by operating activities	2,653,199	1,869,924

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for real estate and improvements	(1,305,488)	(871,308)
Net proceeds from sale of real estate	22,206,963	—
Decrease in restricted cash	—	210,744

Net cash provided by (used in) investing activities	20,901,475	(660,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgages payable	—	13,000,000
Payments on mortgages payable	(12,393,244)	(14,454,798)
Deferred loan costs	—	(188,578)
(Increase) decrease in restricted cash	—	277,911
Proceeds from issuance of common shares	—	5,922,794
Shares Redeemed	—	(1,019,757)
Increase (decrease) in unaccepted subscriptions for common stock	—	(277,911)
Selling commissions and dealer manager fees	—	(566,361)
Offering costs	—	(205,385)
Decrease in due from affiliates	—	381,750
Distributions paid	(2,308,839)	(1,186,935)
Contributions from noncontrolling interests	94,984	—
Distributions to noncontrolling interests	(5,414,769)	(472,024)

Net cash (used in) provided by financing activities	(20,021,868)	1,210,706

Net increase in cash and cash equivalents	3,532,806	2,420,066
Cash and cash equivalents – beginning of period	9,014,937	8,000,503

Cash and cash equivalents – end of period	$12,547,743	$10,420,569

Supplemental disclosure of non-cash investing and financing activities
Distributions payable	$774,245	$769,398
Common stockholder distributions reinvested in accordance with Distribution Reinvestment Plan	$—	$1,012,117
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,254,018	$4,886,219

See notes to condensed consolidated financial statements.

Paladin Realty Income Properties, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013 and 2012 (unaudited)

1. Organization

Paladin Realty Income Properties, Inc., a Maryland corporation (“Paladin REIT”), was formed on October 31, 2003, to invest in a diversified portfolio of high quality investments, including real property investments and real estate related investments, focusing primarily on investments that produce current income. As of June 30, 2013, Paladin REIT owned interests in 12 joint ventures that own 13 income-producing properties.

	Location	Year Built	Number of Units/Rentable Square Feet
Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	266 Units

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Stone Ridge Apartments	Columbia, South Carolina	1975	191 Units[1]

Coursey Place Apartments	Baton Rouge, Louisiana	2003	352 Units

Pines of York Apartments	Yorktown, Virginia	1976	248 Units

Office

Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

[1]	On March 6, 2013, a fire significantly damaged 12 units at Stone Ridge Apartments (“Stone Ridge”), or approximately 6% of the units, and accordingly, Paladin REIT wrote-off approximately $226,000 of building and improvements and recognized a corresponding insurance receivable of $226,000, which is included in other assets in the accompanying condensed consolidated balance sheet. Paladin REIT’s loss related to the fire is expected to be limited to the $10,000 deductible under its property insurance policy. In addition, the damaged units contained asbestos-containing materials (“ACMs”) and such ACMs must be removed pursuant to special guidelines and procedures. The property’s insurance policy contains a limit of $25,000 for the cost of removing ACMs and the cost for the removal of such ACMs was approximately $157,000. The damage to the building and improvements and the estimated cost of removal of the ACMs are reflected in property damage in the accompanying condensed consolidated statements of operations. In addition, on July 23, 2013, the City of Columbia notified the joint venture that owns the property that three of the fire damaged units are now located in a flood plain and cannot be rebuilt for occupants to inhabit. Paladin REIT is currently analyzing the flood plain issue and potential alternative uses for the three units.

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

On February 23, 2005, Paladin REIT’s initial public offering (the “Initial Offering”) was declared effective and Paladin REIT commenced its offering efforts. The Initial Offering terminated on July 28, 2008, in connection with the commencement of Paladin REIT’s follow-on offering (the “First Follow-On Offering”). On January 24, 2012, Paladin REIT terminated the First Follow-On Offering and commenced the second follow-on offering (the “Second Follow-On Offering,” and collectively with the Initial Offering and First Follow-On Offering, the “Offerings”). On July 16, 2012, Paladin REIT terminated the Second Follow-On Offering. As of June 30, 2013, Paladin REIT had received proceeds of $82,622,988 for 8,339,047 shares in the Offerings.

On July 18, 2013, Paladin REIT and Paladin Realty Income Properties, L.P. (“Paladin OP”), whose sole general partner is Paladin REIT, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Resource Real Estate Opportunity OP, LP (“Resource OP”), the operating partnership of Resource Real Estate Opportunity REIT, Inc., a Maryland corporation (“Resource”), and RRE Charlemagne Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of Resource OP (“Merger Sub”). The Merger Agreement provides for the merger of Paladin OP with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly owned subsidiary of Resource OP. Resource will pay $52.7 million in cash, excluding certain transaction costs and subject to certain adjustments, including (1) an increase in the consideration payable of up to $3.1 million in the event that Beechwood Gardens Apartments is not sold to a third party pursuant to the existing purchase and sale agreement prior to the closing of the Merger and (2) an adjustment for distributions to Paladin OP differing from specified amounts made prior to the closing of the Merger from the joint venture that owns two office properties (the “Merger Consideration”). The Merger Consideration, together with the existing cash of Paladin OP at the closing date, net of fees and expenses (the “Distribution”) will be distributed to the Company and Paladin Advisors, as owners of the interests in Paladin OP. The Company, which owns 99.8% of the interests in Paladin OP, will distribute its portion of the Distribution, together with the existing cash of the Company at the closing date, to its shareholders and liquidate and dissolve. The remaining 0.2% of the Distribution will be paid to Paladin Advisors, the Company’s advisor. No fees, other than its proportional share of the Distribution, will be paid to Paladin Advisors in connection with the Merger. The Merger is subject to customary closing conditions, including, among other things, the approval of Paladin REIT’s shareholders.

Paladin REIT owns its assets and conducts its operations through Paladin Realty Income Properties, L.P., its operating partnership (“Paladin OP”). As of June 30, 2013 and December 31, 2012, Paladin Advisors held a 0.2% limited partnership interest and Paladin REIT held a 99.8% general partnership interest in Paladin OP.

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

 Noncontrolling Interests

Background

Noncontrolling interests are presented and disclosed as a separate component of equity (not as a liability or other item outside of permanent equity). Condensed consolidated net income includes the noncontrolling interests’ share of income. The calculation of earnings per share continues to be based on income amounts attributable to the Company. All changes in the Company’s ownership interest in a subsidiary are accounted for as equity transactions if the Company retains its controlling financial interest in the subsidiary.

Presentation

As of June 30, 2013 and December 31, 2012, the Company’s noncontrolling interests represent noncontrolling ownership interests in joint ventures controlled by the Company through ownership or contractual arrangements. These noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company’s control that would result in presentation outside of permanent equity.

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

The Company reviews long-lived assets and related identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. When such events or changes in circumstances occur, recoverability of the asset to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows, undiscounted and without interest, expected to be generated by the asset. In order to review the Company’s investment properties for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the investment property is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. If the sum of the expected future cash flows (undiscounted and without interest) is less than the Company’s carrying amount for the asset, an impairment loss is recognized based upon the asset’s fair value. Other than property damage recorded for Stone Ridge, there were no other impairment charges taken for the six months ended June 30, 2013 and 2012.

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

Restricted Cash

At June 30, 2013 and December 31, 2012, restricted cash included $1,897,518 and $1,790,244, respectively, held in restricted accounts for building and tenant improvements, repairs, property taxes and insurance as required by lenders.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2006, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income to stockholders, subject to certain adjustments. If the Company fails to qualify as a REIT in any taxable year without the benefit of certain relief provisions, it will be subject to federal and state income taxes on its taxable income at regular corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state or local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. No provision has been made for federal income taxes for the six months ended June 30, 2013 and 2012 in the accompanying condensed consolidated financial statements.

The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years since January 1, 2009, and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three and six months ended June 30, 2013 and 2012.

Organization and Offering Costs

Organization costs are expensed as incurred and offering costs are charged to stockholders’ equity. These costs are subject to a 3.0% limitation of the gross proceeds from the Initial Offering, First Follow-on Offering and Second Follow-on Offering pursuant to the Company’s Advisory Agreement with Paladin Advisors, as described in Note 5.

Discontinued Operations

On May 1, 2013, the Lofton Place Apartments were sold for gross proceeds of $26,000,000 in a purchase for which the Company received approximately $5.6 million in net proceeds. All real estate assets and the mortgage payable were reclassified separately as held for sale on the condensed consolidated balance sheet as of December 31, 2012. The gain on sale and results of operations are classified as discontinued operations as of June 30, 2013 and 2012.

On May 1, 2013, the mortgage loan for Lofton Place Apartments was defeased by payment of $15,005,668 per the terms of the mortgage loan agreement (which exceeded the balance then due by $3,242,601) plus $54,500 of legal and related costs. The excess of the defeasance payment over the balance then due plus the legal and related costs aggregate $3,297,101, which is presented as “loan defeasance and related costs” in the accompanying consolidated statements of operations.

The following presents the operating results for Lofton Place Apartments as of:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total gross revenues	$258,547	$776,891	$1,039,750	$1,551,495
Net income (loss)	$(78,042)	$170,909	$134,671	$362,059

Expense Reimbursement

Pursuant to the terms of the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must repay the Company quarterly any amounts by which the Company’s operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”), unless a majority of the Company’s independent directors approves reimbursement of any excess. The Company will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. The Company’s average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended June 30, 2013, the average book value of the Company’s invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $218,000,000. The Company’s net income, as defined in the Advisory Agreement, for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under GAAP including the asset management fee, but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, the Company recognizes an expense for operating expenses paid on its behalf by Paladin Advisors that do not exceed the 2%/25% Rule. Additionally, Paladin Advisors must repay to the Company within 60 days after the end of each fiscal quarter for the 12 months then ended any expenses in excess of the 2%/25% Rule, unless a majority of the Company’s independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by the Company at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, the Company will send its stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable, may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of June 30, 2013, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended June 30, 2013, the Company’s general and administrative expenses, including expenses incurred on the Company’s behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended June 30, 2013, $129,861 was paid by Paladin Advisors.

For the six months ended June 30, 2013, the Company recognized $991,861 of general and administrative expenses and recorded as an amount due to affiliates, including $14,561 of expenses paid on the Company’s behalf by Paladin Advisors and recorded as an amount due to affiliates. In accordance with the Advisory Agreement, the Company recognizes on a quarterly basis amounts not exceeding the 2%/25% Rule.

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

The Company’s financial assets and liabilities are not carried at fair value, however the fair values of cash and cash equivalents, restricted cash, other assets, distributions payable and other liabilities approximate the carrying values due to the short-term nature of these financial instruments. As of June 30, 2013, mortgages payable had an estimated fair value of approximately $165.5 million compared to the carrying value of $154.5 million. As of December 31, 2012, mortgages payable had an estimated fair value of approximately $183.3 million compared to the carrying value of $168.9 million. To determine fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates as of June 30, 2013 and December 31, 2012.  The estimated fair values of the Company’s mortgages payable are considered level 2 within the fair value hierarchy.

Reclassifications

Certain amounts included in the 2012 unaudited condensed consolidated financial statements have been reclassified to conform to the 2013 presentation, related to the presentation of discontinued operations.

3. Investments in Real Estate

As of June 30, 2013, Paladin REIT held the following investments in real estate:

	Paladin OP Ownership %	Property	Year Built	Number of Units/Rentable Square Feet
Multifamily Communities

Springhurst Housing Partners, LLC	70.0%	Champion Farms Apartments	2000	264 Units

Glenwood Housing Partners I, LLC	83.0%	Fieldstone Apartments	2001	266 Units

KC Pinehurst Associates, LLC	97.5%	Pinehurst Apartment Homes	1986 and 1988; renovated in 2006	146 Units

KC Pheasant Associates, LLC	97.5%	Pheasant Run Apartments	1985; renovated in 2003 and 2004	160 Units

KC Retreat Associates, LLC	97.5%	The Retreat Apartments	1984; renovated in 2004 and 2005	342 Units

Park Hill Partners I, LLC	49.0%	Hilltop Apartments	1986	124 Units

FPA/PRIP Conifer, LLC	42.5%	Conifer Crossing	1981	420 Units

Morgan Beechwood, LLC	82.3%	Beechwood Garden Apartments	1967; renovated in 2003 and 2004	160 Units

DT Stone Ridge, LLC	68.5%	Stone Ridge Apartments	1975	191 Units[1]

Coursey Place Sole Member, LLC	51.7%	Coursey Place Apartments	2003	352Units

FP-1, LLC	90.0%	Pines of York Apartments	1976	248 Units
Office
FPA/PRIP Governor Park, LLC	47.7%	Two and Five Governor Park	1985 and 1989	22,470 Sq. Ft. and 53,048 Sq. Ft.

[1]	On March 6, 2013, a fire significantly damaged 12 units at Stone Ridge, or approximately 6% of the units, and accordingly, Paladin REIT wrote-off approximately $226,000 of building and improvements and recognized a corresponding insurance receivable of $226,000, which is included in other assets in the accompanying condensed consolidated balance sheet. Paladin REIT’s loss related to the fire is expected to be limited to the $10,000 deductible under its property insurance policy. In addition, the damaged units contained ACMs and such ACMs must be removed pursuant to special guidelines and procedures. The property’s insurance policy contains a limit of $25,000 for the cost of removing ACMs and the cost for the removal of such ACMs was approximately $157,000. The damage to the building and improvements and the estimated cost of removal of the ACMs are reflected in property damage in the accompanying condensed consolidated statements of operations. In addition, on July 23, 2013, the City of Columbia notified the joint venture that owns the property that three of the fire damaged units are now located in a flood plain and cannot be rebuilt for occupants to inhabit. Paladin REIT is currently analyzing the flood plain issue and potential alternative uses for the three units.

4. Mortgages Payable

Mortgages payable consist of the following:

	June 30, 2013	December 31, 2012
Mortgage payable—interest only at a fixed rate of 6.14% payable monthly until the loan matures on July 1, 2016, secured by Champion Farms Apartments property (1)	$16,350,000	$16,350,000

Mortgage payable—principal and interest at 6.05% payable monthly until the loan matures on July 1, 2014, secured by the Fieldstone Apartments property (1)	16,136,510	16,237,883

Mortgage payable—principal and interest at 5.58% payable monthly until the loan matures January 1, 2016, secured by the Pinehurst Apartment Homes property (2)	4,352,977	4,397,847

Mortgage payable—interest only at 5.95% payable monthly until the loan matures on October 1, 2017, secured by the Pheasant Run Apartments property (3)	6,250,000	6,250,000

Mortgage payable—interest only at 5.58% payable monthly until February 1, 2013, after which principal and interest are due until the loan matures on February 1, 2018, secured by the Retreat Apartments property (4)	13,540,887	13,600,000

Mortgage payable—interest only at 5.81% payable monthly until December 1, 2012, after which principal and interest are due until the loan matures on December 1, 2017, secured by the Hilltop Apartments property (5)	4,224,742	4,250,000

Mortgage payable—principal and interest at 5.96% payable monthly until the loan matures on September 1, 2015, secured by the Conifer Crossing property (6)	28,109,051	28,286,958

Mortgage payable—principal and interest at 4.78% payable monthly until the loan matures June 1, 2022, secured by the Two and Five Governor Park properties (7)	12,809,268	12,906,645

Mortgage loan payable—interest only at 5.66% payable monthly until November 1, 2011, after which principal and interest are due until the loan matures on October 1, 2019, secured by the Lofton Place Apartments property (8)	-	11,829,555

Mortgage payable—principal and interest at 5.49% payable monthly until the loan matures on January 1, 2020, secured by the Beechwood Gardens Apartments property (9)	8,503,016	8,560,807

Mortgage payable—interest only at a fixed rate of 5.07% payable monthly until the loan matures on August 1, 2021, secured by Coursey Place Apartments property (10)	28,500,000	28,500,000

Mortgage payable—interest only at 4.46% payable monthly until January 1, 2014, after which principal and interest are due until the loan matures on December 1, 2021, secured by the Pines of York Apartments property (11)	15,771,000	15,771,000
Total mortgages payable	$154,547,451	$166,940,695

(1)	In general, the mortgage loan may be voluntarily or involuntarily prepaid subject to certain prepayment penalties. The loan agreement obligation is secured by a mortgage on the property and an assignment of rents and personal property.
(2)	The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In addition, the loan is guaranteed by James E. Lippert, an affiliate of JTL Holdings, LLC and JTL Asset Management, Inc., pursuant to a guaranty dated September 13, 2007, but only upon the occurrence of certain limited events.
(3)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until October 1, 2018, with an adjustable interest rate based on the Federal Home Loan Mortgage Corporation Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. In the event of default, the entire unpaid principal balance, any accrued interest, any prepayment penalty and all other amounts payable under the promissory note will be due and payable.
(4)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until February 1, 2019, with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(5)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until December 1, 2018, with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by James E. Lippert, but only upon the occurrence of certain limited events.
(6)	Assuming no event of default occurs before the initial maturity date, the loan will automatically be extended until September 1, 2016, with an adjustable interest rate based on the Freddie Mac Reference Bill Index. The loan is prepayable at any time prior to its maturity, subject to a prepayment penalty equal to the greater of (a) one percent of the outstanding balance or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The loan is secured by a multifamily mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler, a management committee representative of FPA Conifer Investors, LLC, but only upon the occurrence of certain limited events.
(7)	On June 1, 2012, the previous loan that was due to expire on December 19, 2012, was replaced with a new 10 year loan of $13,000,000 and the new loan will mature on June 1, 2022. In connection with the loan refinancing, the Company paid loan fees and other costs of $188,578. The loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. The loan is secured by a mortgage on the property pursuant to a Deed of Trust and Assignment of Rents and Leases and Security Agreement. In addition, the loan is guaranteed by Gregory A. Fowler but only upon the occurrence of certain limited events.
(8)	Assuming no event of default, the loan will mature on October 1, 2019. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond our control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a REMIC trust; or (ii) if the Note is assigned to a REMIC trust on or after October 1, 2010. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the Note to a REMIC trust by October 1, 2010; however, if the Note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed by Charles M. Thompson, but only upon the occurrence of certain limited events.
(9)	Assuming no event of default, the loan will mature on January 1, 2020. The loan may be prepaid or defeased during the loan term, subject to certain conditions and limitations. The determination as to prepayment or defeasance is based on actions of the lender with regard to securitizing the loan, which actions are beyond the Company’s control. The borrower possesses the right to prepay the loan, in total but not in part, only if the Note is (i) not assigned to a Real Estate Mortgage Investment Conduit (REMIC) trust; or (ii) if the note is assigned to a REMIC trust on or after January 1, 2011. If the loan is prepayable, it shall be subject to a yield maintenance penalty equal to the greater of (a) one percent of the outstanding balance, or (b) an amount calculated pursuant to a formula based on the remaining life of the loan and then-current interest rates. The option to prepay will be replaced with an option to defease if the lender has assigned the note to a REMIC trust by January 1, 2011; however, if the note has been securitized, the loan will be subject to a maximum two-year lock-out to defeasance. The loan is secured by a mortgage on the property pursuant to a Multifamily Mortgage, Assignment of Rents and Security Agreement. In addition, the loan is guaranteed, jointly and severally, by Herbert Morgan, Robert C. Morgan and Robert J. Moser, but only upon the occurrence of certain limited events.

(10)	The loan will mature on August 1, 2021. Except if the loan is assigned to a REMIC, the loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. In addition, the loan is guaranteed by Charles M. Thompson, an affiliate of ERES Coursey not otherwise affiliated with the Company, but only upon the occurrence of certain limited events.
(11)	The loan is interest only for the first two years and then commences amortization of principal and interest on a 30-year schedule thereafter and will mature on December 1, 2021. Except if the loan is assigned to a REMIC, the loan is generally prepayable subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates. The loan is secured by a mortgage on the property pursuant to a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, effective as of November 15, 2011. In addition, the loan is separately guaranteed by David C. Falk and Wendy C. Drucker, but only upon the occurrence of certain limited events. David C. Falk and Wendy C. Drucker are principals of Drucker & Falk. The Multifamily Note and Security Instrument were assigned to Freddie Mac pursuant to an Assignment of Security Instrument, dated November 15, 2011.

The loan agreements contain various covenants, which among other things, limit the ability of the borrower to incur indebtedness, engage in certain business activities, enter into material leases on the property and transfer their interest in the property among others. The loan agreements also contain certain customary events of default, including, without limitation, payment defaults, cross-defaults to certain other agreements with respect to the property and bankruptcy-related defaults. In the event of default, the loan may be accelerated and all amounts due under the loan will become immediately due and payable. As of June 30, 2013, the Company is in compliance with its debt covenants.

Paladin REIT’s charter provides that its independent directors must approve any borrowing in excess of 300% of the value of its net assets and the justification for such excess borrowing must be disclosed to its stockholders in its next quarterly report. Net assets for purposes of this calculation are defined to be Paladin REIT’s total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of Paladin REIT’s assets before non-cash reserves and depreciation. As of June 30, 2013, Paladin REIT’s borrowings did not exceed 300% of the value of its net assets.

5. Related Party Transactions

The Advisory Agreement entitles Paladin Advisors to specified fees upon the provision of certain services with regard to the Offerings as well as reimbursement for organization and offering costs, and certain other costs, incurred by Paladin Advisors on behalf of the Company.

Amounts due to Affiliates

	June 30, 2013	December 31, 2012
General and administrative expenses due to affiliates (1)	$14,561	$—
Organization and offering costs due from affiliates (2)	—	—
Total due to affiliates	$14,561	$—
Unrecognized organization and offering costs (3)	$8,354,241	$8,354,241

(1)	Pursuant to the Advisory Agreement, the Company will not reimburse Paladin Advisors for operating expenses that exceed the 2%/25% Rule, except as permitted by the 2%/25% Rule, as described in Note 2. During the three months ended June 30, 2013, the Company incurred $558,172 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $558,172 of general and administrative expenses in its condensed consolidated statement of operations, of which $14,561 is recorded as due to affiliates. Pursuant to the Advisory Agreement, the Company paid $119,745 in asset management fees due to Paladin Advisors for its 14 properties during the three months ended June 30, 2013. During the six months ended June 30, 2013, the Company incurred $991,861 of general and administrative expenses, which is the equivalent of operating expenses under the Advisory Agreement. Due to the application of the 2%/25% Rule, the Company was able to recognize a total of $991,861 of general and administrative expenses in its condensed consolidated statement of operations, of which $14,561 is recorded as due to affiliates. Pursuant to the Advisory Agreement, the Company paid $242,040 in asset management fees due to Paladin Advisors for its 14 properties during the six months ended June 30, 2013. For each of these 14 properties, from the respective dates of acquisition through the period that the Company owns the properties, Paladin Advisors has elected to receive a monthly asset management fee equal to one-twelfth of 0.3% of the Company’s allocable cost of the real property acquired. Paladin Advisors acknowledges that it has waived its right to receive any additional amounts due under the Advisory Agreement for such properties. During the six months ended June 30, 2013, in accordance with the Advisory Agreement, the Company reimbursed Paladin Advisors $74,533 of general and administrative expenses. As of June 30, 2012, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.
(2)	Organization and offering costs of the Company are paid by Paladin Advisors or its affiliates, including Paladin Realty, on behalf of the Company and directly by the Company. Organization and offering costs consist of actual marketing, legal, accounting, printing and other offering expenses, including amounts to reimburse Paladin Advisors, its affiliates or its dealer manager, for all marketing related costs and expenses, including, but not limited to, expenses relating to registering and marketing the shares and other marketing and organization costs, technology costs and expenses attributable to the Offerings, and payment or reimbursement of bona fide due diligence expenses of the dealer manager and broker-dealers participating in the Offerings. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Paladin Advisors or its affiliates for amounts advanced for organization and offering costs to the extent they do not exceed 3.0% of the gross proceeds of the Offerings. Organization and offering costs due from affiliates represents such costs in excess of the 3% limitation and are due within 60 days after the end of the Second Follow-On Offering.
(3)	Not reflected in the condensed consolidated financial statements at June 30, 2013 and December 31, 2012 as these amounts have exceeded the 3.0% limitation as described above in Note 2 and only become payable to Paladin Advisors or its affiliates in future periods as we receive additional proceeds from the Company’s offerings and the related offering costs do not exceed such 3% limitation.

6. Subsequent Events

The Company extended its $3,500,000 loan to DT Stone Ridge, the joint venture that owns the Stone Ridge Apartments, which loan was to mature on July 31, 2013, until December 31, 2013.

On July 18, 2013, Paladin REIT and Paladin Realty Income Properties, L.P. (“Paladin OP”), whose sole general partner is Paladin REIT, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Resource Real Estate Opportunity OP, LP (“Resource OP”), the operating partnership of Resource Real Estate Opportunity REIT, Inc., a Maryland corporation (“Resource”), and RRE Charlemagne Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of Resource OP (“Merger Sub”). The Merger Agreement provides for the merger of Paladin OP with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly owned subsidiary of Resource OP. Resource will pay $52.7 million in cash, excluding certain transaction costs and subject to certain adjustments, including (1) an increase in the consideration payable of up to $3.1 million in the event that Beechwood Gardens Apartments is not sold to a third party pursuant to the existing purchase and sale agreement prior to the closing of the Merger and (2) an adjustment for distributions to Paladin OP differing from specified amounts made prior to the closing of the Merger from the joint venture that owns two office properties (the “Merger Consideration”). The Merger Consideration, together with the existing cash of Paladin OP at the closing date, net of fees and expenses (the “Distribution”) will be distributed to the Company and Paladin Advisors, as owners of the interests in Paladin OP. The Company, which owns 99.8% of the interests in Paladin OP, will distribute its portion of the Distribution, together with the existing cash of the Company at the closing date, to its shareholders and liquidate and dissolve. The remaining 0.2% of the Distribution will be paid to Paladin Advisors, the Company’s advisor. No fees, other than its proportional share of the Distribution, will be paid to Paladin Advisors in connection with the Merger. The Merger is subject to customary closing conditions, including, among other things, the approval of Paladin REIT’s shareholders.

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

On July 18, 2013, Paladin REIT and Paladin Realty Income Properties, L.P. (“Paladin OP”), whose sole general partner is Paladin REIT, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Resource Real Estate Opportunity OP, LP (“Resource OP”), the operating partnership of Resource Real Estate Opportunity REIT, Inc., a Maryland corporation (“Resource”), and RRE Charlemagne Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of Resource OP (“Merger Sub”). The Merger Agreement provides for the merger of Paladin OP with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly owned subsidiary of Resource OP. Resource will pay $52.7 million in cash, excluding certain transaction costs and subject to certain adjustments, including (1) an increase in the consideration payable of up to $3.1 million in the event that Beechwood Gardens Apartments is not sold to a third party pursuant to the existing purchase and sale agreement prior to the closing of the Merger and (2) an adjustment for distributions to Paladin OP differing from specified amounts made prior to the closing of the Merger from the joint venture that owns two office properties (the “Merger Consideration”). The Merger Consideration, together with the existing cash of Paladin OP at the closing date, net of fees and expenses (the “Distribution”) will be distributed to the Company and Paladin Advisors, as owners of the interests in Paladin OP. The Company, which owns 99.8% of the interests in Paladin OP, will distribute its portion of the Distribution, together with the existing cash of the Company at the closing date, to its shareholders and liquidate and dissolve. The remaining 0.2% of the Distribution will be paid to Paladin Advisors, the Company’s advisor. No fees, other than its proportional share of the Distribution, will be paid to Paladin Advisors in connection with the Merger. The Merger is subject to customary closing conditions, including, among other things, the approval of Paladin REIT’s shareholders.

Portfolio Summary

As of June 30, 2013, we owned interests in 12 joint ventures that own 13 income-producing properties:

	Location	Year Built	Number of Units/Rentable Square Feet
Multifamily Communities

Champion Farms Apartments	Louisville, Kentucky	2000	264 Units

Fieldstone Apartments	Woodlawn, Ohio	2001	266 Units

Pinehurst Apartment Homes	Kansas City, Missouri	1986 and 1988; renovated in 2006	146 Units

Pheasant Run Apartments	Lee’s Summit, Missouri	1985; renovated in 2003 and 2004	160 Units

The Retreat Apartments	Shawnee, Kansas	1984; renovated in 2004 and 2005	342 Units

Hilltop Apartments	Kansas City, Missouri	1986	124 Units

Conifer Crossing	Norcross, Georgia	1981	420 Units

Beechwood Gardens Apartments	Philadelphia, Pennsylvania	1967; renovated in 2003 and 2004	160 Units

Stone Ridge Apartments	Columbia, South Carolina	1975	191 Units[1]

Evergreen at Coursey Place Apartments	Baton Rouge, Louisiana	2003	352 Units

Pines of York Apartments	Yorktown, Virginia	1976	248 Units

Office
Two and Five Governor Park (two properties)	San Diego, California	1985 and 1989	22,470 Sq. Ft.; 53,048 Sq. Ft.

[1]	On March 6, 2013, a fire significantly damaged 12 units at Stone Ridge, or approximately 6% of the units, and accordingly, Paladin REIT wrote-off approximately $226,000 of building and improvements and recognized a corresponding insurance receivable of $226,000, which is included in other assets in the accompanying condensed consolidated balance sheet. Paladin REIT’s loss related to the fire is expected to be limited to the $10,000 deductible under its property insurance policy. In addition, the damaged units contained ACMs and such ACMs must be removed pursuant to special guidelines and procedures. The property’s insurance policy contains a limit of $25,000 for the cost of removing ACMs and the cost for the removal of such ACMs was approximately $157,000. The damage to the building and improvements and the estimated cost of removal of the ACMs are reflected in property damage in the accompanying condensed consolidated statements of operations. In addition, on July 23, 2013, the City of Columbia notified the joint venture that owns the property that three of the fire damaged units are now located in a flood plain and cannot be rebuilt for occupants to inhabit. Paladin REIT is currently analyzing the flood plain issue and potential alternative uses for the three units.

We are permitted to invest in a variety of real estate property types, either directly or through joint ventures, including apartments, office buildings, industrial buildings, shopping centers and hotels. We also may invest in loans on real property such as mortgage loans and mezzanine loans, which we refer to as real estate related investments.

We own our assets and conduct our operations through Paladin Realty Income Properties, L.P., our operating partnership (“Paladin OP”). As of June 30, 2013 and December 31, 2012, Paladin Advisors held a 0.2% limited partnership interest, respectively, and we held a 99.8% general partnership interest in Paladin OP, respectively.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Total revenues for the three months ended June 30, 2013, have increased by approximately $388,000 as compared to the three months ended June 30, 2012. The increase relates to higher occupancy and increased rental rates.

Property operating expenses for the three months ended June 30, 2013, have increased by approximately $200,000 compared to the three months ended June 30, 2012. The increase in operating expenses relates to increased occupancy rates.

Real property taxes for the three months ended June 30, 2013, have increased by approximately $2,000 compared to the three months ended June 30, 2012.

General and administrative expenses have increased by approximately $104,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Interest expense, including amortization of deferred financing costs, has decreased by approximately $232,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Depreciation and amortization expense has decreased by approximately $106,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Income allocated to noncontrolling interests increased by $3,619,254 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The change primarily relates to the allocation of profits and losses of each project and the gain related to the sale of Lofton Place Apartments.

Income from discontinued operations has increased by approximately $6,613,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 related the gain from the sale of Lofton Place Apartments.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Total revenues for the six months ended June 30, 2013 have increased by approximately $936,000 as compared to the six months ended June 30, 2012. All of the properties have slightly contributed to the increase in our revenues while Stone Ridge Apartments and Pines of York Apartments were the largest contributors with increases of approximately $246,000 and $198,000, respectively.

Property operating expenses for the six months ended June 30, 2013, have increased by approximately $292,000 compared to the six months ended June 30, 2012. All of the properties have slightly contributed to the increase in property operating expenses.

Real property taxes for the six months ended June 30, 2013, have increased by approximately $4,000 compared to the six months ended June 30, 2012.

General and administrative expenses have increased by approximately $110,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Interest expense, including amortization of deferred financing costs, has decreased by approximately $312,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Depreciation and amortization expense has decreased by approximately $203,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Income allocated to noncontrolling interests increased by $3,774,295 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The change primarily relates to the allocation of profits and losses of each project and the gain related to the sale of Lofton Place Apartments.

Income from discontinued operations has increased by approximately $6,634,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

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

We recognized cumulative organization and offering costs of $2,487,241 as of June 30, 2013. Such costs only become our liability when they do not exceed 3.0% of the gross proceeds of the Offerings, excluding proceeds from our distribution reinvestment plan. When recognized by us, organization and offering costs are charged to stockholders’ equity. For the six months ended June 30, 2013, the Company has not paid any offering costs.

Expense Reimbursement. Pursuant to the terms of the Advisory Agreement, Paladin Advisors is entitled to reimbursement of actual expenses incurred for administrative and other services provided to the Company by Paladin Advisors and its affiliates for which they do not otherwise receive a fee. Additionally, Paladin Advisors must repay the Company quarterly any amounts by which the Company’s operating expenses exceed the 2%/25% Rule in the 12 months then ended (the “Expense Period”) and reimbursed by the Company unless a majority of the Company’s independent directors approves reimbursement of any excess. The Company will not reimburse Paladin Advisors for operating expenses that in any fiscal year exceed the 2%/25% Rule. The Company’s average invested assets, as defined in the Advisory Agreement, for any period are equal to the average book value of the Company’s assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. For the year ended June 30, 2013, the average book value of the Company’s invested assets before reserves for depreciation or bad debts or other similar non-cash reserves was approximately $218,000,000. The Company’s net income, as defined in the Advisory Agreement, for any period, for purposes of the 2%/25% Rule, is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all expenses incurred by the Company under GAAP including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition fees and expenses and distributions pursuant to Paladin Advisors’ subordinated participation interest in Paladin OP.

On a quarterly basis, in accordance with the Advisory Agreement, the Company recognizes an expense for operating expenses paid on its behalf by Paladin Advisors when total expenses do not exceed the 2%/25% Rule. Additionally, Paladin Advisors must repay to the Company within 60 days after the end of each fiscal quarter for the 12 months then ended any expenses in excess of the 2%/25% Rule, unless a majority of the Company’s independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. Such approved excess represents an unrecognized commitment and becomes payable by the Company at such time when the excess amount and amounts of future operating expenses are within the 2%/25% Rule. Within 60 days after the end of any Expense Period for which total operating expenses exceed the 2%/25% Rule, the Company will send its stockholders written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. However, at Paladin Advisors’ option, Paladin Advisors or its affiliate, as applicable, may defer the refund of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that Paladin Advisors designates. As of June 30, 2013, there were no unrecognized commitments relating to unreimbursed excess operating expenses pursuant to the 2%/25% Rule.

During the Expense Period ended June 30, 2013, the Company’s general and administrative expenses, including expenses incurred on the Company’s behalf by Paladin Advisors and its affiliates, did not exceed the 2%/25% Rule. During the Expense Period ended June 30, 2013, $129,861 was paid by Paladin Advisors.

For the six months ended June 30, 2013, the Company recognized $991,861 of general and administrative expenses and included as an amount due to affiliates, including $14,561 of expenses paid on the Company’s behalf by Paladin Advisors and included as an amount due to affiliates. In accordance with the Advisory Agreement, the Company recognizes on a quarterly basis amounts not exceeding the 2%/25% Rule.

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

During the six months ended June 30, 2013, we did not pay Paladin Advisors any acquisitions fees.

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

During the six months ended June 30, 2013, we paid Paladin Advisors $242,040 for asset management fees earned.

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

Liquidity and Capital Resources

During the six months ended June 30, 2013, our source of funds was net operating income of $7,937,056 from our investments in real estate.

We consider net operating income to be an appropriate supplemental performance measure because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the property, such as depreciation, interest expense, interest income and general and administrative expenses. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate investment community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. We believe that the line on our condensed consolidated statement of operations entitled “Net Income” is the most directly comparable GAAP measure to net operating income. The following table is a reconciliation of net operating income to our reported net loss for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30, 2013	June 30, 2012

Net operating income	$7,937,056	$7,295,692
Interest income	$2,002	$5,006
Depreciation and amortization expense	(2,972,405)	(3,175,895)
Interest expense, including amortization of deferred loan costs	(4,394,271)	(4,794,315)
General and administrative expenses	(981,861)	(882,255)
Property damage	(368,111)	–
Income from discontinued operations	6,996,427	362,059
Net income (loss)	$6,208,837	$(1,189,708)

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

Net cash provided by operating activities for the six months ended June 30, 2013 was $2,653,199 compared to net cash provided by operating activities of $1,869,924 for the six months ended June 30, 2012.

Net cash provided by investing activities for the six months ended June 30, 2013 was $20,901,475 which related to $22,206,963 of net proceeds from the sale of real estate offset by $1,305,488 of expenditures for real estate and improvements. Net cash used in investing activities for the six months ended June 30, 2012 was $660,564, which included $871,308 relating to expenditures for real estate and improvements partially offset by a decrease in restricted cash of $210,744.

Net cash used in financing activities was $20,021,868 for the six months ended June 30, 2013 related to $12,393,244 of payments on mortgages payable, $2,308,839 of distributions paid and $5,414,769 of distributions to noncontrolling interests offset by $94,984 of contributions from noncontrolling interests. Net cash provided by financing activities was $1,210,706 for the six months ended June 30, 2012 primarily related to $5,922,794 in proceeds from the issuance of shares of common stock in our Second Follow-On Offering, $13,000,000 of borrowings on mortgage payable and $381,750 decrease in due to affiliates partially offset primarily by $14,454,798 of payments on mortgage payable, $188,578 of deferred loan costs, $566,361 of selling commissions and dealer manager fees, $205,385 of offering costs, $1,186,935 of distributions paid, $1,019,757 of shares redeemed and $472,024 of distributions to noncontrolling interests.

Mortgages Payable

We have mortgage loans in an aggregate amount of $154,547,451 outstanding, incurred in connection with our acquisitions. These mortgages payable are described in detail in Note 4 to our condensed consolidated financial statements included herein.

Leverage Policy

Our charter provides that our independent directors must approve any borrowing in excess of 300% of the value of our net assets and the justification for such excess borrowing must be disclosed to our stockholders in our next quarterly report. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. As of June 30, 2013, our leverage did not exceed 300% of the value of our net assets.

Distributions

We paid $2,308,839 in distributions during the six months ended June 30, 2013. Our board of directors has declared distributions for the periods listed below to stockholders of record as of the close of business each day during the applicable period and made on the dates listed below.

All of the $2,308,839 of distributions were paid in cash. On July 16, 2012, our distribution reinvestment plan was terminated.

Month	Annualized Rate Declared (1)	Date Paid	Total Distributions
December 1, 2012 to December 31, 2012	6.0%	January 15, 2013	$392,372
January 1, 2013 to January 31, 2013	6.0%	February 15, 2013	$393,447
February 1, 2013 to February 29, 2013	6.0%	March 15, 2013	$355,371
March 1, 2013 to March 31, 2013	6.0%	April 15, 2013	$393,447
April 1, 2013 to April 30, 2013	6.0%	May 15, 2013	$380,755
May 1, 2013 to May 31, 2013	6.0%	June 17, 2013	$393,447

(1)	Distributions were declared in the amount of $0.0016438 per share per day, representing an annualized rate of return of 6.0% on an investment of $10.00 per share if paid each day over a 365-day period.

On May 29, 2013, our board of directors declared distributions for the month of June 2013 that totaled approximately $381,000 when paid on July 15, 2013. On June 26, 2013, our board of directors declared distributions for the month of July 2013 that will total approximately $393,000 when paid on August 15, 2013. On July 25, 2013, our board of directors declared distributions for the month of August 2013 that will total approximately $393,000 when paid on September 16, 2013.

	Distributions	Distributions Paid			Cash Flow	Funds from
Period	Declared	Cash	DRIP	Total	from Operations	Operations
Six months ended June 30, 2013	$2,297,222	$2,308,839	—	$2,308,839	$2,653,199	$1,481,537
Year ended December 31, 2012	$4,580,221	$3,340,759	$1,171,819	$4,512,578	$5,129,365	$3,150,129
Inception through June 30, 2013	$19,480,620	$11,077,653	$7,628,349	$18,706,002	$10,164,099	$4,119,127

Paladin Advisors has paid expenses on our behalf, and Paladin Advisors has deferred the reimbursement of a portion of these expense payments and has deferred certain other fees owed to it. The repayment of these deferred expenses has impacted, and could continue to impact our ability to pay distributions from cash flow from operations or at all. During the six months ended June 30, 2013, there were no previously accrued general and administrative expenses to be reimbursed. These reimbursements have reduced our cash flow provided by operating activities and therefore our ability to fund distributions therefrom.

For the six months ended June 30, 2013, Paladin Advisors and its affiliates had incurred on our behalf $89,094 in general and administrative expenses and for which we reimbursed Paladin Advisors $74,533 for such amounts.

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

The following is the calculation of FFO for each of the six months ended June 30, 2013 and 2012.

	For the Six Months Ended
	June 30, 2013	June 30, 2012

Net income (loss)	$6,208,837	$(1,189,708)
Less:
Noncontrolling interests	(3,569,525)	204,770
Net income (loss) attributable to Company	$2,639,312	$(984,938)

Net income (loss)	$6,208,837	$(1,189,708)
Add:
Depreciation and amortization – consolidated entities	3,017,328	3,271,470
Less:
Gain on sale of real estate	(6,861,756)	—
FFO	2,364,409	2,081,762
Less:
Noncontrolling interests	(882,872)	(720,949)
FFO attributable to Company	$1,481,537	$1,360,813
Other adjustments:	—	—
MFFO	$1,481,537	$1,360,813

Net income (loss) per share-basic	$0.34	$(0.13)
Net income (loss) per share-diluted	$0.34	$(0.13)
FFO per share-basic	$0.19	$0.18
FFO per share-diluted	$0.19	$0.18
MFFO per share-basic	$0.19	$0.18
MFFO per share-diluted	$0.19	$0.18
Weighted average number of shares outstanding—basic	7,720,859	7,436,446
Weighted average number of shares outstanding—diluted	7,720,859	7,436,446

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes to our exposure to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES.

As of June 30, 2013, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of our Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our Initial Offering (SEC File No. 333-113863) was declared effective and we commenced our efforts to sell up to 35,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 3,500,000 shares of our common stock pursuant to our dividend reinvestment plan for $10.00 per share, aggregating up to $385,000,000. On July 28, 2008, we commenced our Follow-On Offering of up to 85,526,316 shares of common stock pursuant to a Registration Statement on Form S-11 (SEC File Nos. 333-146867 and 333-113863) which was declared effective by the SEC on July 28, 2008. The Follow-on Offering included up to 75,000,000 shares to be offered for sale at $10.00 per share in the primary offering and up to 10,526,316 shares to be offered for sale pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $850,000,000. On January 24, 2012, our Second Follow-On Offering (SEC File No. 333-175741) was declared effective and we commenced our efforts to sell up to 65,000,000 shares of our common stock in the primary offering for $10.00 per share and up to 7,894,737 shares of our common stock pursuant to our distribution reinvestment plan for $9.50 per share, aggregating up to $725,000,000. As of June 30, 2013, we had sold 8,339,047 shares of common stock in the Offerings, raising gross proceeds of $82,622,988. From this amount, we have incurred $6,818,637 in selling commissions and dealer manager fees to our dealer managers and $10,841,482 in organization and offering costs (of which $2,486,641 has been recorded in our financial statements). As of June 30, 2013, we had net offering proceeds from the Offerings of $73,317,534. We used a combination of net offering proceeds and debt to purchase our interests in 14 properties, to pay $2,445,555 in acquisition or origination fees and $2,320,011 in asset management fees and to pay other operating expenses and fees. For more information regarding how we used our net offering proceeds through June 30, 2013, see our financial statements included in this report.

During the quarter ended June 30, 2013, we did not repurchase any shares of our common stock.

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

PALADIN REALTY INCOME PROPERTIES, INC.

August 13, 2013	By:	/s/ James R. Worms
James R. Worms
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2013	By:	/s/ John A Gerson
John A. Gerson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

